Form 10-K
period 2019-01-27
SEMTECH CORP
filed 2019-03-21
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 27, 2019
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
(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code: (805) 498-2111
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock par value $.01 per share	The Nasdaq Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant (based upon the closing sale price of $48.75 on The Nasdaq Global Select Market) as of July 27, 2018 was approximately $2.3 billion. Stock held by directors, officers and shareholders owning 10% or more of the outstanding common stock (as reported by shareholders on Schedules 13D and 13G) were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.
Number of shares of Common Stock, $0.01 par value per share, outstanding at March 15, 2019: 66,598,572.
____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference in Part III, Item numbers 11, 12, 13 and 14 and portions of Item 10 of this report to: Definitive Proxy Statement in connection with registrant’s annual meeting of shareholders to be held on June 13, 2019, to be filed no later than 120 days after the end of the registrant’s fiscal year ended January 27, 2019.

SEMTECH CORPORATION
INDEX TO FORM 10-K
FOR THE YEAR ENDED JANUARY 27, 2019

Unless the context otherwise requires, the use of the terms "Semtech," "the Company," "we," "us" and "our" in this Annual Report on Form 10-K refers to Semtech Corporation and, as applicable, its consolidated subsidiaries.

Special Note
Regarding Forward-Looking and Cautionary Statements
This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, operating results, and liquidity. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as future financial performance, future operational performance, the anticipated impact of specific items on future earnings, and our plans, objectives and expectations. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "estimate," "should," "will," "designed to," "projections," or "business outlook," or other similar expressions constitute forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results and events to differ materially from those projected. Potential factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: fluctuation in the Company's future results; downturns in the business cycle; decreased average selling prices of the Company's products; reduced demand for the Company's products due to global economic conditions; changes in the United States ("U.S.") and global social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment, including potential increases on tariffs of goods imported into the U.S.; export restrictions and laws affecting the Company's trade and investments including the adoption and expansion of trade restrictions or the occurrence of trade wars; business interruptions; the Company's reliance on a limited number of suppliers and subcontractors for components and materials; potentially insufficient liability insurance if the Company's products are found to be defective; obsolete inventories as a result of changes in demand and change in life cycles for the Company’s products; the Company may be unsuccessful in developing and selling new products; the Company’s products having to undergo a lengthy and expensive qualification process without any assurance of product sales; the Company's products failing to meet industry standards; the Company's inability to protect intellectual property rights; the Company suffering losses if its products infringe the intellectual property rights of others; the Company's need to commit resources to product production prior to receipt of purchase commitments; increased business risk from foreign customers; the Company's foreign currency exposures; competition against larger, more established entities; increased competition due to industry consolidation; the loss of any one of the Company's significant customers; volatility of customer demand; termination of a contract by a distributor; the Company’s inability to effectively control the sales of its products on the gray market; the Company’s failure to maintain effective internal control over financial reporting or disclosure controls and procedures; government regulations and other standards that impose operational and reporting requirements; any impact on the Company from changes leading up to and following the United Kingdom’s likely exit from the European Union; the Company's failure to comply with applicable environmental regulations; increase in the Company’s cost of doing business as a result of having to comply with the codes of conduct of certain of the Company’s customers and suppliers; volatility of the Company’s effective tax rate; changes in tax laws; taxation of the Company in other jurisdictions; potential increased tax liabilities and effective tax rate if the Company needs to repatriate funds held by foreign subsidiaries; the Company’s limited experience with government contracting; potential government investigations and inquiries; loss of the Company's key personnel; risks associated with companies the Company has acquired in the past and may acquire in the future and the Company's ability to successfully integrate acquired businesses and benefit from expected synergies; the Company's reliance on certain critical information systems for the operation of its business; the Company may be required to recognize additional impairment charges; losses in the value of investments in entities we do not control; the receipt of inaccurate, incomplete, or untimely financial information from entities in which we have an interest for which we are required to consolidate; the Company's ability to generate cash to service its debt obligations; restrictive covenants in the Company's credit agreement which may restrict its ability to pursue its business strategies; costs associated with the Company's indemnification of certain customers, distributors and other parties; the Company's common stock price could be subject to extreme price fluctuations; the impact on the Company’s common stock price if securities or industry analysts do not publish reports about the Company’s business or adversely change their recommendations regarding the Company’s common stock; anti-takeover provisions in the Company’s organizational documents could make an acquisition of the Company more difficult; the Company is subject to litigation risks which may be costly to defend. Additionally, forward-looking statements should be considered in conjunction with the cautionary statements contained in this Annual Report on Form 10-K, including, without limitation, information under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" and additional factors that accompany the related forward-looking statements in this Annual Report on Form 10-K, in the Company's other filings with the Securities and Exchange Commission ("SEC"), and in material incorporated herein and therein by reference. In light of the significant risks and uncertainties inherent in the forward-looking information included herein that may cause actual performance and results to differ materially from those predicted, any such forward-looking information should not be regarded as representations or guarantees by the Company of future performance or results, or that its objectives or plans will be achieved, or that any of its operating expectations or financial forecasts will be realized. Reported results should not be considered an indication of future performance. Investors are cautioned not to place undue reliance on any forward-looking information contained herein, which reflect management's analysis only as of the date hereof. Except as required by law, the Company assumes no obligation to publicly release the results of any update or revision to any forward-looking statement that may be made to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated or future events, or otherwise.
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
General
We are a leading global supplier of high-performance analog and mixed-signal semiconductors and advanced algorithms and were incorporated in Delaware in 1960. We design, develop, manufacture and market a wide range of products for commercial applications, the majority of which are sold into the enterprise computing, communications, high-end consumer and industrial end-markets.
Enterprise Computing: data centers, passive optical networks, desktops, notebooks, servers, monitors, printers and other computer peripherals.
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
Business Strategy
Our objective is to be a leading supplier of high-performance analog and mixed-signal semiconductors and advanced algorithms to the fastest growing segments of our target markets. We intend to leverage our pool of skilled technical personnel to develop new products or, where appropriate, use strategic acquisitions or small strategic investments to either accelerate our position in the fastest growing areas or to gain entry into these areas. In order to capitalize on our strengths in analog and mixed-signal processing design, development and marketing, we intend to pursue the following strategies:
Leverage our rare analog and mixed-signal design expertise
We have developed a strategy to invest heavily in human resources needed to define, design and market high-performance analog and mixed-signal platform products. We have built a team of experienced engineers who combine industry expertise with advanced semiconductor design expertise to meet customer requirements and enable our customers to get their products to market rapidly. We intend to leverage this strategy to achieve new levels of integration, power reduction and performance, enabling our customers to achieve differentiation in their end systems.

Continue to release proprietary new products, achieve new design wins, and cross-sell products
We are focused on developing unique, new, and proprietary products that bring value to our target customers in our target markets. These products are typically differentiated in performance but are priced competitively. We also focus on achieving design wins for our products with current and future customers. Design wins are indications by the customer that they intend to incorporate our products into their product designs. Although we believe that a design win is an indicator of future potential growth, it does not inevitably result in us being awarded business or receiving a purchase commitment. Our technical talent works closely with our customers in securing design wins, defining new products and in implementing and integrating our products into their systems. We also focus on selling our complete portfolio of products to our existing customers, as we believe the technical expertise of our marketing and sales teams allows us to identify and capitalize on cross-selling opportunities.
Focus on fast-growing market segments and regions
We have chosen to target the analog and mixed-signal sub-segments of some of the most exciting and fastest growing end-markets. We participate in these markets by focusing on specific product areas within the analog and mixed-signal market, including products for enterprise computing equipment, communications infrastructure, high-end consumer equipment and certain broad-based industrial markets. All of these markets are characterized by their need for leading-edge, high-performance analog and mixed-signal semiconductor technologies.
The enterprise computing, communications, high-end consumer, and industrial end-markets we supply are characterized by several trends that we believe drive demand for our products. The key trends that we believe are significant for our future growth include:

•	Increasing bandwidth over high-speed networks, fueling growth in high speed multimedia transmission;

•	Increasing electronic system requirements for smaller, lighter, more highly integrated and feature-rich mobile devices;

•	Increasing need for more efficient energy management in the home and in industrial environments and the proliferation of "green" standards; and

•	Increasing demands for Internet connectivity to low power sensors.
Our products address these market trends by providing solutions that are ultra-low power thereby extending battery life, small form factor enabling smaller more mobile devices, highly integrated enabling more functionality within devices, and high-performance enabling product differentiation within our customer base. Additionally, as communications functions are increasingly integrated into a range of systems and devices, these products require analog sensing, processing and control capabilities, which increases the number and size of our targeted end-markets.
Leverage outsourced semiconductor fabrication capacity
We outsource most of our manufacturing in order to focus more of our resources on designing, developing and marketing our products. Our primary outside wafer foundries are based in China, Taiwan, South Korea, Israel, and the United States. We believe that outsourcing provides us numerous benefits including, capital efficiency, the flexibility to adopt and leverage emerging process technologies without significant investment risk, and a more variable cost of goods, which provides us with greater operating flexibility.
Products and Technology
We design, develop, manufacture and market high-performance analog and mixed-signal semiconductors and advanced algorithms. We currently operate and account for results in one reportable segment through three product lines: Signal Integrity, Protection, and Wireless and Sensing. Beginning in fiscal year 2019, we restructured and combined the Power and High-Reliability Products Group with the Wireless and Sensing Products Group.
Signal Integrity Products. We design, develop and market a portfolio of optical data communications and video transport products used in a wide variety of enterprise computing, communications, and industrial applications. Our comprehensive portfolio of integrated circuits ("ICs") for data centers, enterprise networks, passive optical networks ("PON"), and wireless base station optical transceivers and high-speed interfaces ranges from 100Mbps to 400Gbps and supports key industry standards such as Fibre Channel, Infiniband, Ethernet, PON and synchronous optical networks. Our video products offer advanced solutions for next generation high-definition broadcast applications, as well as highly differentiated video-over-IP technology for professional audio video ("Pro AV") applications.
Protection Products. We design, develop and market high-performance protection devices, which are often referred to as transient voltage suppressors ("TVS"). TVS devices provide protection for electronic systems where voltage spikes (called transients), such as electrostatic discharge, electrical over stress or secondary lightning surge energy, can permanently damage sensitive ICs. Our portfolio of protection solutions include filter and termination devices that are integrated with the TVS device. Our products provide robust protection while preserving signal integrity in high-speed communications, networking and video interfaces. These products also operate at very low voltage. Our protection products can be found in a broad range of applications including smart phones, LCD and organic light-emitting diode TVs, set-top boxes, monitors and displays, tablets, computers, notebooks, base stations, routers, automobile and industrial instruments.
Wireless and Sensing Products. We design, develop and market a portfolio of specialized radio frequency products used in a wide variety of industrial, medical and communications applications, and specialized sensing products used in industrial and consumer applications. Our wireless products, which include our LoRa® devices and wireless radio frequency technology ("LoRa Technology"), feature industry leading and longest range industrial, scientific and medical radio, enabling a lower total cost of ownership and increased reliability in all environments. This makes these products particularly suitable for machine to machine and IoT applications. Our unique sensing technology enables smart proximity sensing and advanced user interface solutions for our mobile and consumer products. Our wireless and sensing products can be found in a broad range of applications in the industrial, medical, and consumer markets. We also design, develop, and market power product devices that control, alter, regulate, and condition the power within electronic systems focused on the LoRa and IoT infrastructure segment. The highest volume product types within this category are switching voltage regulators, combination switching and linear regulators, smart regulators, isolated switches, and wireless charging.
Prior to the third quarter of fiscal year 2017, we had a Systems Innovation Products Group that combined the analog and mixed-signal design competencies from our Sierra Monolithics, Inc. ("SMI") and Gennum Corporation ("Gennum") acquisitions and was chartered with developing innovative analog and mixed-signal intellectual property for emerging systems.
On August 5, 2016, we completed the divestiture of the remaining assets in the Systems Innovation Products Group ("Snowbush IP") to Rambus Inc. ("Rambus") for $32.0 million in cash along with the opportunity to receive additional payments through 2022 based upon a percentage of sales by Rambus of new products expected to be developed by them from the Snowbush IP. In fiscal year 2017, we recorded a gain of $25.5 million on the disposition of the Snowbush IP. Other than this gain, the divestiture did not and is not expected to have a material impact on our consolidated financial statements. Following the divestiture, beginning in the third quarter of fiscal year 2017, we no longer had a Systems Innovation Products Group.
Our sales by product line are as follows:

	Fiscal Years
(in thousands)	2019	2018	2017
Signal Integrity	$276,040	$263,015	$258,824
Wireless and Sensing	190,589	164,569	140,774
Protection	182,068	176,482	149,865
Systems Innovation	—	—	205
Other: Warrant Shares (1)	(21,501)	(16,219)	(5,396)
Total	$627,196	$587,847	$544,272
(1)On October 5, 2016, we issued a warrant (the "Warrant") to Comcast Cable Communications Management LLC ("Comcast") to purchase up to 1,086,957 shares of our common stock. The Warrant was issued in connection with an agreement between the parties regarding the intended trial deployment by Comcast of a low-power wide-area Network ("LPWAN") in the U.S., based on our LoRa Technology. As of January 27, 2019, the Warrant was fully vested and exercisable for a total of 869,565 shares, with no additional costs to be recognized in future periods. The Warrant was fully exercised and no longer outstanding as of March 15, 2019.
Recent Acquisitions
On December 11, 2018, the Company, through its subsidiary Semtech (International) AG, a Swiss corporation, completed its acquisition of all of the outstanding equity interests of Trackio International AG, a Swiss corporation, and its subsidiaries (collectively, "TrackNet"), for an aggregate purchase price of approximately $8.5 million. TrackNet is a provider of LoRa-based end-to-end solutions for the IoT and provides expertise and intellectual property that will be integrated into the Company's business to support its goal of enabling the growing ecosystem around the Company's LoRa Technology.
On May 2, 2018, the Company acquired substantially all the assets of IC Interconnect, Inc. (“ICI”) for an aggregate purchase price of approximately $7.4 million. The addition of ICI is intended to enhance the Company’s U.S. research and development capabilities for its next-generation Z-Pak™ platform.
On July 1, 2017, the Company acquired AptoVision Technologies Inc. ("AptoVision"), a privately-held provider of uncompressed, zero-frame latency, video-over-IP solutions addressing the Pro AV market. The unique combination of AptoVision's advanced algorithms for real-time, full bandwidth video transmission over IP networks, and Semtech's industry leading high-speed signal integrity and chip development expertise is expected to enable the adoption of Software Defined Video over Ethernet ("SDVoE") and accelerate this natural progression in the evolution of video transport. This transaction expanded the portfolio of our Signal Integrity Products Group.

Semtech End-Markets
Our products are sold primarily to customers in the enterprise computing, industrial, high-end consumer, and communications end-markets. Our estimate of sales by major end-market is detailed below:

	Fiscal Years
(percentage of sales)	2019	2018 (1)	2017 (1)
Enterprise Computing	32%	33%	34%
Industrial	32%	29%	29%
High-End Consumer	27%	29%	24%
Communications	12%	12%	14%
Other: Warrant Shares	(3)%	(3)%	(1)%
Total	100%	100%	100%
(1)Reclassifications have been made to prior period amounts to conform to the current classification.
We believe that our diversity in end-markets provides stability to our business and opportunity for growth.
The following table depicts our main product lines and their end-market and product applications:

Typical End-Product Applications
Product Groups	Enterprise Computing	Communications	High-End Consumer	Industrial
Signal Integrity	Optical Transceiver Module IC’s supporting 100Mb/s to 400Gb/s for Ethernet, Fibre Channel, CPRI protocols in data center and PON applications	Optical Transceiver Module IC's for 4G/5G/LTE base stations Optical Transceiver Module IC’s supporting 100Mb/s to 100Gb/s for Telecom applications, Backplane CDR's and signal conditioners		Serial Digital Interconnect interface IC’s for Broadcast Video, Video over IP technology for Pro AV applications

Protection	Servers, workstations, desktop PC/ notebooks, ultrabooks, optical modules, printers, copiers	4G/5G/LTE base stations, 1/10 Gb/s Ethernet	Smartphones, tablets, wearables cameras, TVs, set top boxes	Industrial automation, measurement & instrumentation, automotive, IoT

Wireless and Sensing		4G/5G/LTE wireless base stations	Smartphones, media players, tablets, digital/still video cameras	Automated meter readers, industrial automation, IoT, keyless entry, hearing aids
Seasonality
Historically, our results have reflected some seasonality, with demand levels generally being slightly lower in the industrial and high-end consumer products end-markets during the first and fourth quarters of our fiscal year in comparison to the second and third quarters.
Intellectual Capital and Product Development
The development of intellectual property ("IP") and the resulting proprietary products is a critical success factor for us. Recruiting and retaining key technical talent is the foundation for designing, developing, and marketing our IP in the form of new proprietary products in the global marketplace. Our ability to recruit and retain our engineering talent is one of the keys to maintaining our competitive advantage. Historically, we have been successful in retaining our key engineering staff and recruiting new talent. One of our strategies to recruit talent is the establishment of multiple design center locations. As a result, we have design centers throughout the world.

Circuit design engineers, layout engineers, product and test engineers, application engineers, and field application engineers are our most valuable employees. Together they perform the critical tasks of design and layout of ICs, turning these circuits into silicon devices, and conferring with customers about designing these devices into their applications. The majority of our engineers fit into one of these categories. Most of these engineers have many years of experience in the design, development, and layout of circuits targeted for use in protection, advanced communications and power management, multimedia and data communications, and wireless and sensing applications. We also employ a number of software engineers and systems engineers that specialize in the development of software and systems architecture, who enable us to develop systems oriented products in select markets.
In fiscal year 2019, we incurred $109.9 million of product development and engineering expense, which represents 18% of net sales. Product development and engineering expense for fiscal years 2018 and 2017 were $104.8 million and $102.5 million, respectively, or 18% and 19% of net sales, respectively.
We occasionally enter into agreements with customers that allow us to recover certain costs associated with product design and engineering services. Any recovery for these services is typically recognized upon completion of services, which historically lags behind the period in which we recognize the related expense. This difference in recognition timing can create volatility in our reported product development and engineering expenses.
Sales and Marketing
Net sales made directly to customers during fiscal years 2019, 2018 and 2017, were approximately 32%, 34% and 35% of total net sales, respectively. The remaining 68%, 66% and 65% of net sales were made through independent distributors. The decline in direct sales is primarily related to growth in our industrial end-market sales, which includes our LoRa Technology products, as these products are predominantly sold through our distributors. We have direct sales personnel located throughout the United States, Europe, and Asia who manage the sales activities of independent sales representative firms and independent distributors. We expense our advertising costs as they are incurred.
We operate internationally through our foreign subsidiaries. Semtech (International) AG serves the European and Asian markets from its headquarters in Rapperswil, Switzerland, and through its wholly-owned subsidiaries based in the United Kingdom ("U.K.") and Japan. Semtech (International) AG also maintains branch offices, either directly or through one of its wholly-owned subsidiaries, in multiple countries including China, Taiwan, and South Korea. Semtech Canada Corporation serves the Canadian market for most of the products from our Signal Integrity Products Group, from its headquarters in Burlington, Ontario. Independent representatives and distributors are also used to serve customers throughout the world. Some of our distributors and sales representatives also offer products from our competitors, as is customary in the industry.
Customers, Sales Data, and Backlog
As a result of the breadth of our products and markets, we have a broad and balanced range of customers.
Representative Customers by End-Markets:

Enterprise Computing	Industrial	High-End Consumer	Communications
Alphabet Inc.	Honeywell Inc.	Huawei Technologies Co., Ltd.	Cisco Systems, Inc.
Hewlett-Packard	Itron, Inc.	LG Electronics Inc.	Ericsson
Huawei Technologies Co., Ltd.	Panasonic Corp	Quanta Computer	Huawei Technologies Co., Ltd.
LuxNet Corp	Raytheon Company	Samsung Electronics Co., Ltd.	Samsung Electronics Co., Ltd.
Lumentum Holdings Inc.	Rockwell Automation	Sharp Corporation	ZTE Corporation
Samsung Electronics Co., Ltd.	Sharp Corporation
Sumitomo Electric	Sonova International
ZTE Corporation	Sony Corp

Our customers include major OEMs and their subcontractors in the enterprise computing, communications, high-end consumer, and industrial end-markets. Our products are typically purchased by these customers for their performance, price, and/or technical support, as compared to our competitors.

During fiscal years 2019, 2018 and 2017, sales in the U.S. contributed 11%, 9% and 9%, respectively, to our sales. Foreign sales constituted 89%, 91% and 91% of our sales during fiscal years 2019, 2018 and 2017, respectively. Sales to customers located in China (including Hong Kong), South Korea and Vietnam comprised 55%, 5% and 5% of our sales, respectively, in fiscal year 2019. No other foreign country comprised more than 5% of sales in fiscal year 2019. See Note 14 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional financial information by geographic region. Additional information regarding certain risks associated with our international operations is provided under Item 1A. Risk Factors - Risks Relating to Our Business - Risks Relating to International Operations.
Sales by Region
A summary of net sales by region is as follows:

	Fiscal Years
(in thousands, except percentages)	2019		2018		2017
Asia-Pacific	$480,680	76%	$439,342	75%	$412,167	76%
North America	118,664	19%	121,144	21%	94,123	17%
Europe	49,353	8%	43,580	7%	43,378	8%
Other: Warrant Shares	(21,501)	(3)%	(16,219)	(3)%	(5,396)	(1)%
Total Net Sales	$627,196	100%	$587,847	100%	$544,272	100%
The following table sets forth the concentration of sales among the customers that accounted for more than 10% of our sales in at least one of the fiscal years 2019, 2018 and 2017:
Concentration of Net Sales - Significant Customers

	Fiscal Years
(percentage of net sales)	2019	2018	2017
Trend-tek Technology Ltd (and affiliates)	14%	10%	10%
Frontek Technology Corporation (and affiliates)	11%	7%	8%
Arrow Electronics (and affiliates)	10%	11%	10%
Samsung Electronics (and affiliates)	8%	8%	7%
Premier Technical Sales Korea, Inc. (and affiliates) (1)	4%	6%	4%
(1)Premier is a distributor with a concentration of sales to Samsung. The above percentages represent our estimate of the sales activity related to Samsung that is passing through this distributor.
The following table shows customers that have an outstanding receivable balance that represents at least 10% of total net receivables as of one or more of the dates indicated:
Concentration of Accounts Receivable - Significant Customers

	Fiscal Years
(percentage of net receivables)	2019	2018
Trend-tek Technology Ltd (and affiliates)	11%	8%
Frontek Technology Corporation (and affiliates)	10%	9%
Backlog
Our backlog of orders as of the end of fiscal years 2019, 2018 and 2017 was approximately $72.6 million, $102.9 million and $112.4 million, respectively. The majority of our backlog is typically requested for delivery within six months. In markets where the end system life cycles are relatively short, customers typically request delivery in four to eight weeks. A backlog analysis at any given time gives little indication of our future business except on a short-term basis, principally within the next 45 days. We do not have any significant backlog with deliveries beyond 18 months.
Manufacturing Capabilities
Our strategy is to outsource most of our manufacturing functions to third-party foundries and assembly and test contractors. The third-party foundries fabricate silicon wafers, while the assembly and test contractors package and test our products. We believe this outsourcing permits us to take advantage of the best available technology, leverage the capital investment of others, and reduce our operating costs associated with manufacturing assets.

We perform a limited amount of internal probe and final test activities at our facilities in Camarillo, Irvine, and San Diego in California; Neuchâtel in Switzerland; and Reynosa in Mexico. These activities accommodate situations in which tight coupling with product design is desirable or where there are unique requirements. A majority of our very small form factor protection devices are packaged at our facility in Colorado Springs, Colorado. Our packaged discrete rectifier products are packaged and tested in-house in Reynosa, Mexico. Almost all of our other products are packaged and tested by outside subcontractors.
In keeping with our mostly "fabless" business model, we have no wafer fabrication facilities except for our operation in Reynosa, Mexico. For fiscal year 2019, the Reynosa facility provided almost all of the silicon for our packaged discrete rectifier products, which were approximately 2% of our end product net sales. The remaining end products representing 98% of our net sales were supported with finished silicon wafers purchased from third-party wafer foundries in China, Taiwan, South Korea, Israel and the U.S. We anticipate that substantially all the silicon wafers we require will come from third-party foundries in fiscal year 2020.
Despite our use of third-party wafer foundries for sourcing a majority of our silicon needs, we do maintain internal process development capabilities. Our process engineers work closely with our third-party foundries on the improvement and development of process capabilities. In fiscal year 2019, we purchased the vast majority of our wafers from approximately five different third-party wafer foundries and used various manufacturing processes, including Bipolar, CMOS, RF-CMOS and Silicon Germanium ("SiGe") BiCMOS processes.
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
In fiscal years 2019, 2018, and 2017, a Chinese foundry provided 16%, 20% and 25% of our total silicon requirements in terms of cost of wafers purchased, respectively.
In addition to our development and production facility in Colorado Springs, Colorado, which provides assembly services for a majority of our very small form factor protection devices, we use third-party subcontractors to perform almost all of our other assembly and test operations. A majority of our offshore assembly and test activity is conducted by third-party subcontractors based in China, Malaysia, Taiwan, Thailand, South Korea and the Philippines. We have operations offices located in the Philippines, Malaysia and China that support and coordinate some of the worldwide shipment of products. We have installed our own test equipment at some of our packaging and testing subcontractors in order to ensure a certain level of capacity, assuming the subcontractor has ample employees to operate the equipment.
Our arrangements with both third-party wafer foundries and package and test subcontractors are designed to provide some assurance of capacity but are not expected to assure access to all the manufacturing capacity we may need in the future.
Competition
The analog and mixed-signal semiconductor and advanced algorithms industries are highly competitive, and we expect competitive pressures to continue. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit and retain key engineering talent, our ability to execute on new product developments, and our ability to persuade customers to design these new products into their applications.
Our industry is characterized by decreasing average unit selling prices over the life of a product as the volumes typically increase. However, price decreases can sometimes be quite rapid and faster than the rate of increase of the associated product volumes. We believe we compete effectively based upon our ability to capitalize on efficiencies and economies of scale in production and sales, and our ability to maintain or improve our productivity and product yields to reduce manufacturing costs.
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
Intellectual Property and Licenses
We have been granted 201 U.S. patents and 152 foreign patents and have numerous patent applications pending with respect to our products and to technologies associated with our business. The expiration dates of issued patents range from 2019 to 2038. Although we consider patents to be helpful in maintaining a competitive advantage, we do not believe they create definitive competitive barriers to entry. There can be no assurance that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated, or circumvented by others. We have no revenue from patents that expire in calendar year 2019 and no material revenue associated with patents that expire in 2020 or 2021.
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
Employees
As of January 27, 2019, we had 1,335 full-time employees. There were 509 employees in research and development, 260 in sales, marketing and field services, and 192 in general, administrative and finance. The remaining employees support operational activities, including product and test engineering, assembly, manufacturing, distribution and quality functions.
We have not had a work stoppage in the last decade and the only unionized employees are approximately 167 Mexican nationals who work at our manufacturing facility in Reynosa, Mexico. Our employee relations during the last fiscal year have been, and remain, satisfactory.
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
Our sales that serve the military and aerospace markets primarily consist of high-reliability products that are offered within our Wireless and Sensing product line that have been qualified to be sold in these markets by the U.S. Department of Defense ("DOD"). In order to maintain these qualifications, we must comply with certain specifications promulgated by the DOD. As part of maintaining these qualifications, we are routinely audited by the DOD. Based on current specifications, we believe we can maintain our qualifications for the foreseeable future. However, these specifications could be modified by the DOD in the future or we could become subject to other government requirements, which could make the manufacturing of these products more difficult and thus could adversely impact our profitability in the Wireless and Sensing Product Group. In fiscal year 2019, our sales that serve military and aerospace markets made up 2% of net sales. The U.S. State Department has determined that a small number of special assemblies from the Wireless and Sensing product line are subject to the International Traffic in Arms Regulations ("ITAR"). We have a Technical Assistance Agreement in place that permits us to assemble certain of these products in Mexico. International shipments of products subject to ITAR require a State Department license.
For further discussion related to environmental matters, see Note 13 to the Consolidated Financial Statements.
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
As is typical in the semiconductor industry, the average selling price of a particular product has historically declined significantly over the life of the product. In the past, we have reduced the average selling prices of our products in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors. We expect that we will have to similarly reduce prices in the future for older generations of products. Reductions in our average selling prices to one customer could also impact our average selling prices to all customers. A decline in average selling prices would harm our gross margins for a particular product. If not offset by sales of other products with higher gross margins, our overall gross margins may be adversely affected. Our business, results of operations, financial condition and prospects will suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing our costs and developing new or enhanced products on a timely basis, with higher selling prices or gross margins.
Current global economic conditions and the potential changes in global economic policy could reduce demand for our products and have a material adverse impact on our business, operating results and financial condition.
Uncertainty about global economic conditions can pose a risk to the overall economy by causing fluctuations to and reductions in consumer and commercial spending. Demand for our products could be different from our expectations due to many factors including changes in business and economic conditions, conditions in the credit market that affect consumer confidence, customer acceptance of our products, changes in customer order patterns, including order cancellations, and changes in the level of inventory held by vendors. In particular, in fiscal year 2019, sales to customers in China comprised 55% of our net sales. The recent economic slowdown in China could adversely affect our sales to customers in China and consequently, our business, operating results and financial condition. Further, changes in U.S. and global social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment could adversely affect our business.
Changes in government trade policies could have an adverse impact on our business or the business of our customers, which may materially adversely affect our business operations, sales or gross margins.
The U.S. government has recently made statements and taken certain actions that have led to, and may lead to, further changes to U.S. and international trade policies, including recently imposed tariffs affecting certain products exported by a number of U.S. trading partners, including China. For example, during 2018, the U.S. and China each imposed new tariffs, and announced further proposed tariffs, on various products imported from China and the U.S., respectively. Between July 2018 and September 2018, the Office of the United States Trade Representative (“USTR”) imposed tariffs of 10% and 25% on three product lists totaling approximately $250 billion in Chinese imports. In particular, in September 2018, the USTR imposed its third round of 10% tariffs on more than 5,700 categories of products imported from China with a value of approximately $200 billion, including parts and materials used in semiconductor manufacturing, which were scheduled to increase to a rate of 25% on March 2, 2019 but have been postponed depending on negotiations between the countries. In response, many of those trading partners, including China, have imposed or proposed new or higher tariffs on U.S. products. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the U.S. and other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. Accordingly, it is difficult to predict exactly how, and to what extent, such actions may impact our business, or the business of our customers, partners or vendors. Any unfavorable government policies on international trade, such as capital controls or tariffs, may affect the demand for our products, increase the cost of components, delay production, impact the competitive position of our products or prevent us from being able to sell products in certain countries, and may have a material adverse effect on our business, operating results and financial condition. Any resulting trade wars could have a significant adverse effect on world trade and could adversely impact our revenues, gross margins and business operations.
Business interruptions such as natural disasters could harm our business and have a material adverse effect on our operations.
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
We may experience other causes of business interruptions that may affect our operations and we may not have sufficient business interruption insurance to compensate us for losses that may occur.
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
We operate a manufacturing facility in Reynosa, Mexico. Historically, certain regions in Mexico have experienced high levels of violence. Any significant disruption of our operations at this facility could materially affect our ability to generate revenues for certain products within our Wireless and Sensing products line. Some of the products that we produce at this facility require certification by the Defense Contract Audit Agency ("DCAA"). Failure to secure or maintain the required certification, either directly through the DCAA or through a qualifying third party would materially affect our authorization to manufacture applicable products at this facility, and our revenue for certain products within our Wireless and Sensing products line could materially decline.
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
Most of our third-party subcontractors and suppliers, including foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, South Korea and Israel. For fiscal year 2019, approximately 16% of our silicon in terms of cost of wafers, was supplied by a third-party foundry in China, and this percentage could be even higher in future periods. For fiscal years 2018 and 2017, approximately 20% and 25% of our silicon in terms of cost of wafers was supplied by this third-party foundry in China, respectively. While our utilization of multiple third-party foundries does create some redundancy of fabrication processes, any interruption of supply by one or more of these foundries could materially impact us. We maintain some amount of business interruption insurance to help reduce the risk of wafer supply interruption, but we are not fully insured against such risk. In addition, the U.S. government has recently announced import tariffs on goods manufactured in China. See the risk factor captioned "Changes in government trade policies could have an adverse impact on our business or the business of our customers, which may materially adversely affect our business operations, sales or gross margins" above. These tariffs, depending upon their ultimate scope, duration and how they are implemented, could negatively impact our business by continuing to increase our costs and by making our products less competitive. We may not be able to pass such increased costs to our customers. In addition, any relocation of manufacturing facilities or to using suppliers outside of China may increase our costs and could impact the global competitiveness of our products.
A majority of our package and test operations are performed by third-party contractors based in China, Malaysia, South Korea, Taiwan, Thailand, and the Philippines. Our international business activities, in general, are subject to a variety of potential risks resulting from political and economic uncertainties. Any political turmoil or trade restrictions in these countries, particularly China, could limit our ability to obtain goods and services from these suppliers and subcontractors. The effect of an economic crisis or political turmoil on our suppliers located in these countries may impact our ability to meet the demands of our customers. If we find it necessary to transition the goods and services received from our existing suppliers or subcontractors to other firms, we would likely experience an increase in production costs and a delay in production associated with such a transition, both of which could have a significant negative effect on our operating results, as these risks are substantially uninsured.
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
Sales to foreign customers accounted for approximately 89% of net sales in the fiscal year ended January 27, 2019. Sales to our customers located in China (including Hong Kong), South Korea and Vietnam constituted 55%, 5% and 5%, respectively, of net sales for fiscal year 2019. International sales are subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors and representatives, difficulties in staffing and managing foreign subsidiary and branch operations and potentially adverse tax consequences. Other risks include local business and cultural factors that may differ from our domestic standards and practices, including business practices from which we are prohibited from engaging by the Foreign Corrupt Practices Act and other anti-corruption laws and regulations, laws of certain foreign countries that may not protect our products, assets or intellectual property rights to the same extent as do U.S. laws, and difficulties enforcing contracts in such foreign countries generally. These factors may harm our business. Our use of the Semtech name may be prohibited or restricted in some countries, which may negatively impact our sales efforts. In addition, substantially all of our foreign sales are denominated in U.S. Dollars and currency exchange fluctuations in countries where we do business could harm us by resulting in pricing that is not competitive with prices denominated in local currencies.
Our foreign currency exposures may change over time as the level of activity in foreign markets grows and could have an adverse impact upon financial results.
As a global enterprise, we face exposure to adverse movements in foreign currency exchange rates. Certain of our assets, including certain bank accounts, exist in non-U.S. Dollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. The non-U.S. Dollar-denominated currencies are principally the Swiss Franc, Euro, Canadian Dollar, Mexican Peso, Japanese Yen and Great British Pound. We also have a significant number of employees that are paid in foreign currency, the largest groups being United Kingdom-based employees who are paid in Great British Pound, Switzerland-based employees who are paid in Swiss Francs, Canada-based employees who are paid in Canadian Dollars, China-based employees who are paid in Chinese Renminbi and Mexican nationals who are paid in Mexican Pesos.
If the value of the U.S. Dollar weakens relative to these specific currencies, as it has done in recent years, the cost of doing business in terms of U.S. Dollars rises. Whereas if the value of the U.S. Dollar strengthens relative to these specific currencies, it could make the pricing of our products less competitive and affect demand for our products. With the growth of our international business, our foreign currency exposures may grow and under certain circumstances, could harm our business.
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
We may be subject to increased tax liabilities and an increased effective tax rate if we need to remit funds held by our foreign subsidiaries.
As of January 27, 2019, our foreign subsidiaries held $676.0 million of unremitted foreign earnings. With the enactment of the Tax Cuts and Jobs Act (“Tax Act”), all post-1986 previously unremitted earnings for which no U.S. deferred tax liability had been accrued were subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, we have determined that $516.0 million of foreign earnings (“Reinvested Funds”) will continue to be reinvested indefinitely outside of the U.S. As a result, we have not recorded a provisional income tax expense for these amounts because we believe that we currently have the ability to keep those earnings indefinitely invested and we have specific plans for reinvestment of these undistributed foreign earnings. In connection with the enactment of the Tax Act, we have determined that we will remit approximately $240.0 million of foreign earnings, of which $80.0 million was remitted during fiscal year 2019, in the foreseeable future, and as a result, we have established a deferred income tax liability for the withholding tax that will be due upon distribution of these earnings. If we needed to remit all or a portion of our Reinvested Funds to the U.S. for investment in our domestic operations, any such remittance could result in increased tax liabilities and a higher effective tax rate. For more information, see Note 12 to the Consolidated Financial Statements.
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
For example, on March 8, 2016, the U.S. Department of Commerce published a final rule in the Federal Register that amended the Export Administration Regulations by adding ZTE Corporation ("ZTE") and three of its affiliates to the “Entity List” for actions contrary to the national security and foreign policy interests of the U.S. This rule imposed new export licensing requirements on exports, re-exports, and in-country transfers of all U.S.-regulated products, software and technology to the designated ZTE entities, which prevented sales of Semtech's U.S. regulated products to ZTE since license requests were subject to a general policy of denial. On March 24, 2016, the U.S. Department of Commerce issued a temporary general license authorizing most exports to ZTE and one of its designated affiliates through June 30, 2016, thereby enabling us to resume sales to ZTE. The temporary license was repeatedly extended until the Bureau of Industry and Security removed ZTE from the Entity List on March 29, 2017, after ZTE entered a guilty plea and agreed to pay a combined penalty of up to $1.19 billion to settle civil and criminal allegations against it. However, part of this plea deal included the imposition of a Denial Order against ZTE and one of its affiliates, which was initially suspended, but later imposed on April 15, 2018, leading to restrictions on export, re-export or transfer of any items subject to U.S. regulations to ZTE and the listed affiliate. This again impacted our ability to sell certain items to ZTE until the Denial Order was terminated on July 13, 2018. ZTE is still subject to the terms of its settlement agreement that includes the potential for re-imposition of the Denial Order. This or future regulatory activity may materially interfere with our ability to make sales to ZTE or other customers, such as Huawei Technologies Co., Ltd., which was recently indicted by the U.S. government for violating U.S. sanctions and bank and wire fraud, among other charges, and could potentially be subject to export restrictions in the future.
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

Most of our authorized distributors, which collectively represent more than half of our net sales, can terminate their contract with us with little or no notice. The termination of a distributor could negatively impact our business, including net sales and accounts receivable.
In fiscal year 2019, authorized distributors accounted for approximately 68% of our net sales. We generally do not have long-term contracts with our distributors and most can terminate their agreement with us with little or no notice. For fiscal year 2019, our two largest distributors were based in Asia.
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
We, our suppliers, and our customers are subject to a variety of U.S. federal, foreign, state and local governmental laws, rules and regulations, including laws, rules and regulations governing data privacy protections for personal information, and corrupt practices/anti-bribery prohibitions, impact our business in terms of ongoing monitoring of compliance. Legislation and related regulations in the United Kingdom under that country’s Bribery Act could have extra-territorial application of compliance standards that may be inconsistent with comparable U.S. law, requiring us to re-evaluate and amend our compliance programs, policies and initiatives. The General Data Protection Regulation ("GDPR") is a comprehensive update to the data protection regime in the European Economic Area that became effective as of May 25, 2018. The cost of compliance with the GDPR and the potential for fines and penalties in the event of a breach of the GDPR may have an adverse effect on our operations.
The SEC and The Nasdaq Stock Market LLC ("Nasdaq") have revised, and continue to revise, their regulations and listing standards. These developments have increased, and may continue to increase, our legal compliance and financial reporting costs. These developments also may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. This, in turn, could make it more difficult for us to attract and retain qualified members of our Board of Directors, or qualified executive officers.
Failure to comply with present or future laws, rules and regulations of any kind that govern our business could result in suspension of all or a portion of production, cessation of all or a portion of operations, or the imposition of significant regulatory, administrative, civil, or criminal penalties or sanctions, any of which could harm our business.
Economic conditions and regulatory changes leading up to and following the United Kingdom’s likely exit from the European Union could have a material adverse effect on our business and results of operations.
In June 2016, voters in the U.K. approved the country’s exit from the European Union, and the U.K. government has commenced the legal process of leaving the European Union, typically referred to as Brexit. While the full effects of Brexit will not be known for some time, Brexit could cause disruptions to, and create uncertainty surrounding, our business and results of operations. The most immediate effect has been significant volatility in global equity and debt markets and currency exchange rate fluctuations. Ongoing global market volatility and a deterioration in economic conditions due to uncertainty surrounding Brexit could significantly disrupt the markets in which we operate and lead our customers to closely monitor their costs and delay capital spending decisions.
The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets, either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and may cause us to lose customers and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Any of these effects of Brexit could materially adversely affect our business, results of operations and financial condition.
Our failure to comply with any applicable environmental regulations could result in a range of consequences, including fines, suspension of production, excess inventory, sales limitations, and criminal and civil liabilities.
We are subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling and disposal of those products and those related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals and the incorporation of such substances into products available for sale. If we or our suppliers were to incur substantial additional expenses to acquire equipment or otherwise comply with environmental regulations, product costs could significantly increase, thus harming our business.
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
Our operating results could be adversely affected as a result of changes in our effective tax rates, the adoption of new U.S. or foreign tax legislation or exposure to additional tax liabilities, or by material differences between our forecasted annual effective tax rates and actual tax rates.
Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in applicable tax laws or their interpretation. We are also subject to the examination of our tax returns and other tax matters by the Internal Revenue Service of the U.S. ("IRS") and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these examinations. If our effective tax rates were to increase, particularly in the U.S., Canada or Switzerland, or if the ultimate determination of taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows, and financial condition could be adversely affected. See the risk factor captioned "We may be subject to increased tax liabilities and an increased effective tax rate if we need to remit funds held by our foreign subsidiaries" above.
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
We may be subject to taxation and review of our compliance with income, value-added and other sales-type tax regulations in other jurisdictions which could negatively affect our operations.
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
We have expanded our operations through strategic acquisitions, such as the acquisition of SMI in December 2009, Gennum in March 2012, select assets from EnVerv, Inc. in January 2015, Triune Systems, L.L.C. in March 2015, AptoVision in 2017, and ICI and TrackNet in 2018, and we may continue to expand and diversify our operations with additional acquisitions. Acquisitions may divert management attention and resources from other business objectives. Acquisitions have used and could use in the future a significant portion of our available liquid assets or we could incur debt or issue equity securities to fund acquisitions. Issuance of equity securities could be dilutive to existing shareholders. Debt financing could subject us to restrictive covenants that could have an adverse effect on our business. Although we undertake detailed reviews of proposed acquisition candidates and attempt to negotiate acquisition terms favorable to us, we may encounter difficulties or incur liabilities for which we have no recourse. We cannot provide any assurance that any acquisition will have a positive impact on our future performance.
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
We assess our goodwill, other intangible assets and our long-lived assets on an annual basis and whenever events or changes in circumstances indicate the carrying value of our assets may not be recoverable, and as and when required by accounting principles generally accepted in the U.S. ("GAAP") to determine whether they are impaired. During the third quarter of fiscal year 2019, we recorded a non-cash impairment charge of $30.0 million, which represented the entire carrying value of our investment in Multiphy Ltd. ("Multiphy"). Future restructuring or appraisal of our business impacting fair value of our assets or changes in estimates of our future cash flows could affect our impairment analysis in future periods and cause us to record either an additional expense for impairment of assets previously determined to be partially impaired or record an expense for impairment of other assets. Depending on future circumstances, we may never realize the full value of intangible assets. Any future determination or impairment of a significant portion of our goodwill and other intangibles could have an adverse effect on our financial condition and operating results.
We have investments in entities that we do not control. Losses in the value of such investments could have an adverse effect on our financial condition or operating results.
We have investments in entities that we do not control, including equity and cost method investments. Our interests in such entities do not provide us with control over the business strategy, financial goals, development roadmaps or other operational aspects of these entities. We cannot provide assurance that these entities will operate in a manner that will increase or maintain the value of our investment, that our proportionate share of income or loss from these investments will continue at the current level in the future or that we will not incur losses from the holding of such investments.
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
As of January 27, 2019, we had $212.3 million of outstanding indebtedness under our senior secured first lien credit facility ("Credit Facility").
Our ability to make payments on amounts borrowed under the Credit Facility, and to fund our operations, will depend on our ability to generate substantial operating cash flow. Our cash flow generation will depend on our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors, many of which are beyond our control.
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
Restrictive covenants in the credit agreement ("Credit Agreement") governing the Credit Facility may restrict our ability to pursue our business strategies.
The Credit Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. The Credit Agreement includes covenants restricting, among other things, our and our subsidiaries’ ability to:

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
Under the Credit Agreement, we are required to maintain a consolidated leverage ratio and an interest expense coverage ratio. Our ability to meet such financial ratios can be affected by events beyond our control, and we cannot assure you that we will be able to meet such ratios. The Credit Agreement also contains various covenants and restrictions and a breach of any covenant or restriction could result in a default under our Credit Agreement. If any such default occurs, the lenders may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. Further, following an event of default under the Credit Facility, the lenders will have the right to proceed against the collateral granted to them to secure that debt. If the debt under the Credit Facility were to be accelerated, our assets may not be sufficient to repay in full that debt that may become due as a result of that acceleration.

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
Historically, the market for semiconductor companies has been volatile, and the market price of our common stock has been and may continue to be subject to significant fluctuations. Fluctuations could be in response to items such as operating results, announcements of technological innovations, or market conditions for semiconductor stocks in general. Additionally, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated to the operating performance of individual companies. These market fluctuations, as well as general economic conditions, may adversely affect the price of our common stock.
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
Our corporate headquarters is located in Camarillo, California where we own an approximately 88,000 square foot facility. The parcel on which our headquarters is located can accommodate substantial expansion.
As of March 1, 2019, we owned or leased multiple properties. The locations and primary functions of significant properties are summarized in the following table:
(1) Our corporate headquarters have been pledged to secure our obligations under the Credit Facility.

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
The descriptions of the legal proceedings in Note 13 to the Consolidated Financial Statements are incorporated by reference into this Item 3.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on The Nasdaq Global Select Market under the symbol "SMTC."
Holders
As of March 15, 2019, we had 187 holders of record of our common stock.
Dividends
The payment of dividends on our common stock is within the discretion of our Board of Directors. Currently, we intend to retain earnings to finance the growth of our business. We did not pay cash dividends on our common stock during fiscal year 2019, and our Board of Directors has not indicated an intent to declare a cash dividend on our common stock in the foreseeable future. The credit agreement governing our senior secured first lien credit facilities includes covenants limiting our ability to pay dividends or make distributions on our capital stock.
Purchases of Equity
We maintain a stock repurchase program that was initially approved by our Board of Directors and announced by us in March 2008. The stock repurchase program does not have an expiration date and our Board of Directors has authorized expansion of the program over the years. During fiscal year 2019, we repurchased $116.2 million in shares of our common stock. As of January 27, 2019, we have repurchased $267.6 million in shares of our common stock under the program since its inception and the current remaining authorization under our stock repurchase program is $180.8 million. Under the program, we may repurchase our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. Our repurchases may be made through Rule 10b5-1 and/or Rule 10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. We intend to fund repurchases under the program from cash on hand. We have no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.
Information with respect to purchases by the Company of shares of common stock during the fourth quarter of fiscal year 2019 follows:
Issuer Purchases of Equity Securities

Fiscal Month/Year	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program
November 2018 (10/29/18-11/25/18)	—	$—	—	$217.3	million
December 2018 (11/26/18-12/23/18)	603,900	$48.08	603,900	$188.3	million
January 2019 (12/24/18-01/27/19)	166,800	$44.58	166,800	$180.8	million
Total activity in the fourth quarter	770,700	$47.32	770,700
Securities Authorized for Issuance Under Equity Compensation Plans
See the information set forth in Part III, Item 12 of this Annual Report on Form 10-K.
Sales of Unregistered Securities
We did not make any sales of unregistered securities during fiscal year 2019 that have not been previously reported.
Performance Graph
This chart and graph show the value of a $100 cash investment on the last day of fiscal year 2014 in (i) the Company’s common stock, (ii) the NASDAQ Composite Index, and (iii) the Philadelphia Semiconductor Index. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Fiscal Year	2014	2015	2016	2017	2018	2019
Semtech	$100	$117	$87	$145	$157	$214
NASDAQ Composite	$100	$115	$112	$137	$182	$174
PHLX SEMICONDUCTOR SECTOR	$100	$129	$116	$182	$261	$242
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
The Consolidated Statements of Income data set forth below for fiscal years 2019, 2018 and 2017 and the Consolidated Balance Sheets data as of the end of fiscal years 2019 and 2018 are derived from, and qualified by reference to, the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The Consolidated Statements of Income data for fiscal years 2016 and 2015 and the Consolidated Balance Sheets data as of the end of fiscal years 2017, 2016 and 2015 are derived from the Consolidated Financial Statements previously filed with the SEC on Annual Reports on Form 10-K.
This information should be read in conjunction with Management’s Discussion and Analysis contained in Item 7 of this Annual Report on Form 10-K, the Consolidated Financial Statements and accompanying notes, and the corresponding items included in our Annual Report on Form 10-K for fiscal years 2018 and 2017.
All fiscal years presented consisted of fifty-two weeks except for fiscal year 2016 which consisted of fifty-three weeks. Our past results are not necessarily indicative of our future performance.
Consolidated Income Statement Data

	Fiscal Year Ended
(in thousands, except per share amounts)	January 27, 2019 (1), (3)	January 28, 2018 (1)	January 29, 2017	January 31, 2016 (1)	January 25, 2015
Net sales	$627,196	$587,847	$544,272	$490,219	$557,885
Cost of sales	250,174	235,876	219,410	197,109	229,093
Gross profit	377,022	351,971	324,862	293,110	328,792
Operating costs and expenses:
Selling, general and administrative (2)	151,397	146,303	138,708	140,677	128,419
Product development and engineering	109,918	104,798	102,500	113,737	119,371
Intangible amortization	26,649	27,867	25,301	25,059	25,718
Loss (gain) on disposition of business operations	—	375	(25,513)	—	—
Changes in the fair value of contingent earn-out obligations	(9,419)	3,892	(215)	(16,362)	1,391
Intangible asset impairments	—	—	—	—	11,636
Total operating costs and expenses	278,545	283,235	240,781	263,111	286,535
Operating income	98,477	68,736	84,081	29,999	42,257
Interest expense	(9,202)	(7,963)	(9,300)	(7,819)	(5,927)
Non-operating income (expense), net	3,823	3,348	(1,721)	(1,201)	165
Investment impairments	(30,000)	(4,250)	—	(600)	—
Income before taxes and equity in net losses of equity method investments	63,098	59,871	73,060	20,379	36,495
(Benefit) provision for income taxes	(84)	23,191	18,399	8,882	8,548
Net income before equity in net losses of equity method investments	63,182	36,680	54,661	11,497	27,947
Equity in net losses of equity method investments	(126)	(254)	—	—	—
Net income	$63,056	$36,426	$54,661	$11,497	$27,947
Earnings per share:
Basic	$0.96	$0.55	$0.84	$0.18	$0.42
Diluted	$0.92	$0.54	$0.83	$0.17	$0.41
Weighted average number of shares used in computing earnings per share:
Basic	65,982	66,027	65,427	65,657	67,108
Diluted	68,481	67,605	66,109	65,961	67,685
Anti-dilutive shares not included in the EPS calculations	553	402	1,111	2,569	1,714

Consolidated Balance Sheet Data

(in thousands)	January 27, 2019 (1), (3)	January 28, 2018 (1)	January 29, 2017	January 31, 2016 (1)	January 25, 2015
Cash and cash equivalents	$312,120	$307,923	$297,134	$211,810	$230,328
Working capital	355,390	335,024	315,453	237,334	288,647
Total assets	1,062,881	1,085,776	1,011,542	911,517	929,431
Long term debt, less current portion	192,845	211,114	226,524	239,177	234,746
Non-current liabilities	250,286	294,555	283,304	279,579	270,032
Total stockholders’ equity	682,681	665,013	605,263	528,051	551,358
(1) We acquired Trackio International AG on December 11, 2018, IC Interconnect, Inc. on May 2, 2018, AptoVision Technologies Inc. on July 1, 2017. For more information, refer to Note 3 to the Consolidated Financial Statements. We also acquired Triune Systems, L.L.C. on March 4, 2015.
(2) We have realigned resources and infrastructure, resulting in restructuring expense of $0.7 million, $6.3 million, $2.3 million, $4.5 million, and $1.3 million in fiscal years 2019, 2018, 2017, 2016 and 2015, respectively, included in selling, general and administrative.
(3) Effective January 29, 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification ("ASC") 606) which resulted in increases to net sales of $9.8 million, cost of sales of $2.2 million and provision for income taxes of $1.6 million as compared with the guidance that was in effect before the change.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and operating results should be read in conjunction with Item 6 "Selected Consolidated Financial Data" and our Consolidated Financial Statements and related Notes included in Item 8 of this Annual Report on Form 10-K.
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

Overview
We are a leading global supplier of high-performance analog and mixed-signal semiconductors and advanced algorithms and were incorporated in Delaware in 1960. We design, develop, manufacture, and market a broad range of products that are sold principally into applications within the enterprise computing, communications, high-end consumer, and industrial end-markets. Enterprise computing end-markets include data center related equipment, passive optical networks, storage networks, desktops, notebooks, servers, printers, monitors, and computer peripherals. Communications end-market applications include wireless base stations, long-haul optical networks, carrier networks, switches and routers, cable modems, backplane signal conditioners, wireless LAN, and other communication infrastructure equipment. The high-end consumer end-market includes handheld devices, smartphones, tablets, wireless charging, set-top boxes, digital televisions, digital video recorders, thunderbolt cables and other consumer equipment. Applications for the industrial market include analog and digital video broadcast studio equipment, video-over-IP solutions, automated meter reading, smart grid, wireless charging, military and aerospace, medical, security systems, automotive, IoT, industrial and home automation, and other industrial equipment. Our end-customers are primarily OEMs and their suppliers.
We report results on the basis of 52 and 53 week periods and our fiscal year ends on the last Sunday in January. The fiscal years ended January 27, 2019, January 28, 2018, and January 29, 2017, each consisted of 52 weeks.
On December 11, 2018, we, through our subsidiary Semtech (International) AG, a Swiss corporation, completed our previously announced acquisition of all of the outstanding equity interests of TrackNet, for an aggregate purchase price of approximately $8.5 million. TrackNet is a provider of LoRa®-based end-to-end solutions for the IoT and provides expertise and intellectual property that will be integrated into our business to support our goal of enabling the growing ecosystem around our LoRa Technology. $4.3 million of the purchase price was attributed to goodwill, and $3.0 million and $0.3 million of the purchase price was attributed to the estimated fair values of the intangible and tangible net assets acquired, respectively. The goodwill is not deductible for tax purposes. The transaction was accounted for as a business combination. Net revenues, earnings and pro forma results of operations have not been presented because they are not material to our consolidated financial statements. We are still in the process of determining the final purchase price allocation. For more information, refer to Note 8 to the Consolidated Financial Statements.
On May 2, 2018, we acquired substantially all the assets of ICI for an aggregate purchase price of approximately $7.4 million. The addition of ICI is aimed at further enhancing our U.S. research and development capabilities for our next-generation Z-Pak™ platform. $4.9 million of the purchase price was attributed to goodwill and $2.5 million of the purchase price was attributed to the estimated fair values of the tangible net assets acquired. The goodwill is deductible for tax purposes. The transaction was accounted for as a business combination. Net revenues, earnings and pro forma results of operations have not been presented because they are not material to our consolidated financial statements. For more information, refer to Note 8 to the Consolidated Financial Statements.
On July 1, 2017, we acquired AptoVision, a privately-held provider of uncompressed, zero-frame latency, video-over-IP solutions addressing the professional audio visual market. The unique combination of AptoVision's advanced algorithms for real-time, full bandwidth video transmission over IP networks, and our industry leading high-speed signal integrity and chip development expertise is expected to enable the adoption of SDVoE accelerating this natural progression in the evolution of video transport.
Under the terms of the share purchase agreement with AptoVision, we acquired all of the outstanding equity interest in AptoVision for a cash payment of $17.6 million at closing, net of acquired cash, and a commitment to pay additional contingent consideration of up to a maximum of $47.0 million over three years if certain goals are achieved in each of the earn-out periods. The fair value of the additional contingent consideration (the "AptoVision Earn-out") as of January 27, 2019 was $2.2 million, of which $1.3 million is presented within "Accrued liabilities" and $0.9 million is presented within "Other long-term liabilities" in the Consolidated Balance Sheets. Acquisition-related transaction costs of $1.6 million were accounted for as an expense in the period in which the costs were incurred and were presented within "Selling, general and administrative" expense in the Consolidated Statements of Income.
See Note 3 and Note 13 to the Consolidated Financial Statements.
We operate and account for results in one reportable segment. See Note 14 to the Consolidated Financial Statements. During the first quarter of fiscal year 2019, we restructured and combined the Power and High-Reliability operating segment with the Wireless and Sensing operating segment to better align resources with our LoRa-based initiatives. This resulted in having three operating segments compared to previously having four operating segments. The three operating segments: Signal Integrity, Protection, and Wireless and Sensing, all have similar economic characteristics and have been aggregated into one reportable segment identified in the table below as the "Semiconductor Products Group". On August 5, 2016, we completed the divestiture of the remaining assets in the Snowbush IP, now a legacy operating segment, to Rambus for a purchase price of $32.0 million in cash along with the opportunity to receive additional payments through 2022 based upon a percentage of sales by Rambus of new products expected to be developed by them from the Snowbush IP. Beginning in the third quarter of fiscal year 2017, we no longer had a Systems Innovation Products Group or an “All others” category, and therefore we have only three operating segments that aggregate into one reportable segment, the Semiconductor Products Group.
Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and "just-in-time" deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Sales made directly to customers during fiscal year 2019 were 32% of net sales. The remaining 68% of net sales were made through independent distributors.
Our business relies on foreign-based entities. Most of our subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, South Korea and Israel. For the fiscal year ended January 27, 2019, approximately 16% of our silicon, in terms of cost of wafers purchased, was manufactured in China. Foreign sales for fiscal year 2019 constituted approximately 89% of our net sales. Approximately 76% of foreign sales in fiscal year 2019 were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada and Mexico.
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

Results of Operations
Fiscal Year 2019 Compared with Fiscal Year 2018
All periods presented in the following summary of sales by major end-market reflect our current classification methodology:

	Fiscal Years
(in thousands, except percentages)	2019		2018 (1)
	Net Sales	% Net Sales	Net Sales	% Net Sales	Change
Enterprise Computing	$203,692	32%	$194,645	33%	5%
Industrial	201,832	32%	167,891	29%	20%
High-End Consumer	169,822	27%	171,885	29%	(1)%
Communications	73,351	12%	69,645	12%	5%
Other: Warrant Shares	(21,501)	(3)%	(16,219)	(3)%	33%
Total	$627,196	100%	$587,847	100%	7%
(1)Reclassifications have been made to prior period amounts to conform to the current classification.
Net Sales. Net sales for fiscal year 2019 were $627.2 million, an increase of 7% compared to $587.8 million for fiscal year 2018. During fiscal year 2019, our industrial end-market growth benefited from growing demand for our LoRa Technology, which is increasingly becoming the defacto standard for LPWANs. Growth in our Enterprise Computing products benefited from continued data center build outs by cloud and hyper-scale data center customers and on-going demand for our PON solutions. Additionally, fiscal year 2019 reflects a $9.8 million benefit from the adoption of ASC 606.
As we enter fiscal year 2020, the broader macro concerns and extremely soft demand from China is expected to result in first quarter net sales in the range of $125.0 million to $135.0 million.
Gross Profit. Gross profit was $377.0 million and $352.0 million in fiscal years 2019 and 2018, respectively. Our gross margin was 60.1% for fiscal year 2019, comparable with 59.9% in fiscal year 2018. Fiscal year 2019 performance benefited from a more favorable mix of products from the industrial end-market which have a higher gross profit profile.
We expect overall gross margins for fiscal year 2020 to remain consistent with our fiscal year 2019 performance.
Operating Costs and Expenses.

	Fiscal Years
(in thousands, except percentages)	2019		2018
	Cost/Exp.	% Net Sales	Cost/Exp.	% Net Sales	Change
Selling, general and administrative	$151,397	24%	$146,303	27%	3%
Product development and engineering	109,918	18%	104,798	19%	5%
Intangible amortization	26,649	4%	27,867	5%	(4)%
Loss on disposition of business operations	—	—%	375	—%	—%
Changes in the fair value of contingent earn-out obligations	(9,419)	(2)%	3,892	1%	(342)%
Total operating costs and expenses	$278,545	44%	$283,235	52%	(2)%
Selling, General & Administrative Expense
Selling, general and administrative ("SG&A") expenses for fiscal year 2019 increased by $5.1 million as a result of a $20.6 million increase in share-based compensation offset by lower restructuring expenses and the $8.0 million recovery from the settlement of the lawsuit we filed against HiLight Semiconductor Limited and related individual defendants ("HiLight Settlement").
The higher levels of share-based compensation expense in fiscal year 2019 primarily resulted from higher levels of performance achievement for awards with performance-based vesting conditions and the impact of increases in our stock price, and the related fair value re-measurement, of awards accounted for as a liability rather than equity.
The levels of selling, general and administrative expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by share-based compensation which is substantially influenced by movements in our stock price and assumptions regarding performance vesting conditions.

Product Development and Engineering Expenses
Product development and engineering expenses for fiscal years 2019 and 2018 were $109.9 million and $104.8 million, respectively, or an increase of 5%. The increase was primarily a result of higher variable compensation expense and the timing of development activities.
The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services which are recorded as a reduction to product development and engineering expense.
Intangible Amortization
Intangible amortization was $26.6 million and $27.9 million in fiscal years 2019 and 2018, respectively. The decrease is related to the full amortization of finite-lived intangible assets associated with the acquisitions of Gennum Corporation and Cycleo SAS ("Cycleo").
Changes in the Fair Value of Contingent Earn-out Obligations
Changes in the fair value of contingent earn-out expense reflects the impact of changes in the estimated probability of achievement of AptoVision Earn-out targets.
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
Interest Expense
Interest expense was $9.2 million and $8.0 million for fiscal years 2019 and 2018, respectively. The $1.2 million increase is primarily related to higher interest rates, partially offset by the improvement in our consolidated leverage ratio.
Interest on loans made under the Credit Agreement (as defined below) accrues at a rate based in part on our consolidated leverage ratio, which is the ratio of our indebtedness to adjusted earnings before interest, taxes, depreciation and amortization, on a consolidated basis. As our sales performance improved, we ended fiscal year 2018 with a consolidated leverage ratio of approximately 1.20. At the end of fiscal year 2019, our consolidated leverage ratio was 1.02 as we continued to benefit from increasing sales and lower debt levels. We expect our consolidated leverage ratio to continue to improve in fiscal year 2020. The impact of the benefit of improvements to our consolidated leverage ratio on our total interest costs is being more than offset by increases in the 30-day LIBOR rate. If the 30-day LIBOR rate increases 100 basis points, our interest costs for fiscal year 2020 will increase by approximately $2.1 million.
Investment Impairments
In fiscal year 2019, we fully impaired our investment in Multiphy resulting in a $30.0 million charge compared to a $4.3 million impairment on a cost method investment in fiscal year 2018.
(Benefit) Provision for Income Taxes
The benefit for income taxes was $0.1 million for fiscal year 2019 compared to a provision of $23.2 million for fiscal year 2018. The effective tax rates for fiscal years 2019 and 2018 were a tax benefit of (0.1%) and a provision of 38.9%, respectively. The decrease in our effective tax rate in fiscal year 2019 was primarily driven by a partial release of the valuation allowance that was previously recorded against U.S. deferred tax assets. Specifically, due to the impact of the Tax Act, and based on the weight of all available evidence, we concluded that it was more likely than not that we will be able to utilize the benefit of certain U.S. deferred tax assets. Our effective tax rate for fiscal year 2019 differs from the statutory federal income tax rate of 21% primarily due to our regional mix of income and a partial release of the valuation allowance that was previously recorded against our U.S. deferred tax assets.
We receive a tax benefit from a tax holiday that was granted in Switzerland. The tax holiday commenced on January 30, 2017, and is effective for five years (“Initial Term”) and can be extended for an additional five years, subject to meeting certain staffing targets. The ability to meet the requirements to extend the ruling is within our control and we do not anticipate any issues meeting the established targets. The maximum benefit under this tax holiday is CHF 500.0 million. Depending on the operational performance of our Swiss operations, it is possible that we could utilize the maximum benefit during the Initial Term. Once the term of the tax holiday expires or we achieve the maximum benefit, our effective tax rate could be negatively impacted if we are unable to negotiate an extension or expansion of the tax holiday.

As a global organization, we are subject to audit by taxing authorities in various jurisdictions. To the extent that an audit, or the closure of a statute of limitations results in adjusting our reserves for uncertain tax positions, our effective tax rate could experience extreme volatility since any adjustment would be recorded as a discrete item in the period of adjustment.
For further information on the effective tax rate and Tax Act’s impact, see Note 12 to the Consolidated Financial Statements.

Fiscal Year 2018 Compared with Fiscal Year 2017
All periods presented in the following summary of sales by major end-market reflect our current classification methodology:

	Fiscal Years
(in thousands, except percentages)	2018 (1)		2017 (1)
	Net Sales	% Net Sales	Net Sales	% Net Sales	Change
Enterprise Computing	$194,645	33%	$183,732	34%	6%
High-End Consumer	171,885	29%	133,337	24%	29%
Industrial	167,891	29%	157,550	29%	7%
Communications	69,645	12%	75,049	14%	(7)%
Other: Warrant Shares	(16,219)	(3)%	(5,396)	(1)%	201%
Total	$587,847	100%	$544,272	100%	8%
(1)Reclassifications have been made to prior period amounts to conform to the current classification.
Net Sales. Net sales for fiscal year 2018 were $587.8 million, an increase of 8% compared to $544.3 million for fiscal year 2017. During fiscal year 2018, our revenues within the high-end consumer end-market increased as a result of expanded use of our proximity sensing solutions and protection products across a broader range of phones and other devices. Our enterprise computing end-market benefited from strong demand for our optical products, which are well positioned for the current cycle of data center upgrades and increased PON deployments. The escalating adoption of our LoRa Technology continued to drive growth in the industrial end-market. The decline in our communications end-market was driven by lower demand in surveillance systems and base station markets.
Gross Profit. Gross profit was $352.0 million and $324.9 million in fiscal years 2018 and 2017, respectively. Our gross margin was 59.9% for fiscal year 2018, comparable with 59.7% in fiscal year 2017. Fiscal year 2018 performance benefited from a more favorable mix of higher margin product sales, the benefit of which was offset by a $16.2 million charge (2.8% of net sales) related to the Comcast Warrant, which was reported as a reduction to revenue. In fiscal year 2017, the charge related to the Comcast Warrant was $5.4 million (1% of net sales).
Operating Costs and Expenses.

	Fiscal Years
(in thousands, except percentages)	2018		2017
	Cost/Exp.	% Net Sales	Cost/Exp.	% Net Sales	Change
Selling, general and administrative	$146,303	27%	$138,708	25%	5%
Product development and engineering	104,798	19%	102,500	19%	2%
Intangible amortization	27,867	5%	25,301	5%	10%
Loss (gain) on disposition of business operations	375	—%	(25,513)	(5)%	(101)%
Changes in the fair value of contingent earn-out obligations	3,892	1%	(215)	—%	(1,910)%
Total operating costs and expenses	$283,235	52%	$240,781	44%	18%
Selling, General & Administrative Expenses
SG&A expenses for fiscal year 2018 increased by $7.6 million as a result of a $6.3 million increase in share-based compensation and higher restructuring costs of $6.3 million compared to $2.3 million in fiscal year 2017. The higher levels of share-based compensation expense primarily resulted from much higher levels of anticipated performance achievement for awards with performance-based vesting conditions, and the impact of increases in our stock price and the related fair value re-measurement of awards accounted for as a liability rather than equity.
Product Development and Engineering Expenses
Product development and engineering expenses for fiscal years 2018 and 2017 were $104.8 million and $102.5 million, respectively or an increase of 2%. The increase was primarily a result of lower recoveries for non-recurring engineering services and incremental spending associated with the development of SDVoE, partially offset by the benefit of lower spending compared with the higher expense associated with our actions in fiscal year 2017 to reduce our investment in the defense and microwave communications markets and the sale of the Snowbush IP to Rambus.
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
Gain on Disposition of Business Operations
In the third quarter of fiscal year 2017, we completed our divestiture of the Snowbush IP to Rambus. As a result, we recognized a gain of $25.5 million on the disposition of this business.
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
Primarily as a result of declining revenue, our consolidated leverage ratio exceeded 2.50 at the beginning of fiscal year 2017, which resulted in our applicable margin increasing to 2.25%. As our sales performance improved, we ended fiscal year 2017 with a consolidated leverage ratio of approximately 1.69. At the end of fiscal year 2018, our consolidated leverage ratio was 1.23 as we continued to benefit from increasing sales.
(Benefit) Provision for Income Taxes
The provision for income taxes was $23.2 million for fiscal year 2018 compared to $18.4 million for fiscal year 2017. The effective tax rates for fiscal years 2018 and 2017 were a tax provision of 38.9% and 25.2%, respectively. The increase in the effective tax rate was primarily the result of the one-time provisional impact of the Tax Act. We do not expect the Tax Act to have a material impact on our future overall effective tax rate since U.S. based activities have historically generated operating losses for tax purposes. We have established a valuation allowance against these operating losses and, given our current assessment of operations, we expect to continue to establish valuation allowances against future generated operating losses. We will continue to assess the impact of, and opportunities presented by, the Tax Act on our operations.
We receive a tax benefit from a tax holiday that was granted in Switzerland. The tax holiday is effective for the Initial Term and can be extended for an additional five years, subject to meeting certain staffing targets. The ability to meet the requirements to extend the ruling is within our control and we do not anticipate any issues meeting the established targets. The maximum benefit under this tax holiday is CHF 500.0 million. Depending on the operational performance of our Swiss operations, it is possible that we could utilize the maximum benefit during the Initial Term. Once the term of the tax holiday expires or we achieve the maximum benefit, our effective tax rate could be negatively impacted if we are unable to negotiate an extension or expansion of the tax holiday.
For further information on the effective tax rate and Tax Act’s impact, see Note 12 to the Consolidated Financial Statements.

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
As of January 27, 2019, our total stockholders’ equity was $682.7 million. At that date, we also had approximately $312.1 million in cash and cash equivalents and $211.1 million of borrowings, net of debt discount, outstanding.
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
A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of January 27, 2019, our foreign subsidiaries held approximately $253.1 million of cash and cash equivalents compared to $215.1 million at January 28, 2018. In connection with the enactment of the Tax Act, all historic and current foreign earnings are taxed in the U.S. and are subject to a 5% withholding tax, if repatriated. We have determined that we will remit approximately $240.0 million of foreign earnings of which $80.0 million was remitted during fiscal year 2019. As of January 27, 2019, our foreign subsidiaries had $516.0 million of unremitted earnings for which no Federal or state taxes have been provided. Those historical earnings have been and are expected to continue to be permanently reinvested.
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
Operating Activities
Net cash provided by operating activities is primarily due to net income adjusted for non-cash items plus fluctuations in operating assets and liabilities. In fiscal year 2019, net cash provided by operating activities was $183.6 million, up 64.7% compared to fiscal year 2018.
Operating cash flows for fiscal years 2019 and 2018 were impacted by several significant non-cash transaction related items including, for fiscal 2019, depreciation and amortization expense of $49.6 million, the impairment of our investment in Multiphy of $30.0 million and share-based compensation expense of $73.9 million. The significant non-cash transactions for fiscal 2018 included depreciation and amortization expense of $49.0 million and share-based compensation expense of $47.9 million.
Proceeds from the HiLight Settlement of $8.0 million contributed to the cash transaction related items for fiscal year 2019, in addition to the gains from sale of cost method investments.
Investing Activities
Cash flows used in investing activities is primarily attributable to capital expenditures, net of proceeds from sales of property, plant and equipment, and proceeds from sales of investments. Investing activities are also impacted by acquisitions, net of any cash received.
Capital expenditures were $17.1 million and $35.5 million in fiscal years 2019 and 2018, respectively. In fiscal year 2019, we increased capital expenditures to support our business growth and the release of new products.
In fiscal year 2020, we expect our capital expenditures to be flat compared to our fiscal year 2019 levels. If product demand were to increase significantly beyond current projections, we would expect to increase capital spending to accommodate the growth. Similarly, to the extent practical, we would expect to decrease capital spending to address market contractions.
On August 17, 2018, the Company acquired all of the outstanding equity interests of TrackNet for an aggregate purchase price of approximately $8.5 million. On May 2, 2018, we acquired substantially all the assets of ICI for approximately $7.4 million. We funded the purchase price using cash on hand. On July 1, 2017, we acquired AptoVision for an upfront cash payment of $17.6 million at closing, net of acquired cash, and a commitment to pay an additional contingent consideration of up to a maximum of $47.0 million over three years if certain goals are achieved in each of the earn out periods. We expect to fund any obligations associated with the additional cash consideration with cash generated by our operations and our existing cash balances.

In fiscal year 2019, we invested $9.3 million in companies that are enabling the ecosystem based on the LoRaWANTM protocol and developing technologies to support the requirements of our customers.
Financing Activities
Cash used in financing activities is primarily attributable to principal payments related to our long-term debt and repurchase of outstanding common stock, offset by borrowings under our Credit Agreement (as defined below).
On November 15, 2016 (the "Closing Date"), we, with certain of our domestic subsidiaries as guarantors, entered into an amended and restated credit agreement ("Credit Agreement") with the lenders party thereto (the "Lenders") and HSBC Bank USA, National Association, as administrative agent, swing line lender and letter of credit issuer (the "Administrative Agent"). Pursuant to the Credit Agreement, the Lenders provided us with senior secured first lien credit facilities in an aggregate principal amount of $400.0 million (the "Credit Facility"), consisting of term loans in an aggregate principal amount of $150.0 million (the "Term Loans") and revolving commitments in an aggregate principal amount of $250.0 million (the "Revolving Loans"). Up to $40.0 million of the Revolving Loans may be used to obtain letters of credit, up to $25.0 million of the Revolving Loans may be used to obtain swing line loans, and up to $40.0 million of the Revolving Loans may be used to obtain revolving loans and letters of credit in certain currencies other than U.S. Dollars ("Alternative Currencies"). The Credit Facility is scheduled to mature on November 12, 2021.
All of the proceeds of the Term Loans were used to repay in full all of the obligations outstanding under our then existing senior secured first lien credit facility and to pay transaction costs in connection with such refinancing. We accounted for the Credit Agreement as a debt modification.
As of January 27, 2019, we have $115.3 million outstanding under our Term Loans and $97.0 million outstanding under our Revolving Loans.
As of January 27, 2019, $153.0 million of the Revolving Loans were undrawn. The proceeds of the Revolving Loans may be used by us for capital expenditures, permitted acquisitions, permitted dividends, working capital and general corporate purposes.
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
In fiscal year 2019, we settled the AptoVision Earn-out for the performance period ended July 29, 2018. Of the total earn-out distribution for this performance period, $8.5 million was attributable to the original acquisition fair value and therefore presented as a Financing Activity.
We currently have in effect a stock repurchase program that was initially approved by our Board of Directors in March 2008. This program represents one of our principal efforts to return value to our stockholders. During fiscal years 2019 and 2018, we repurchased shares of common stock under this program for $116.2 million and $14.8 million, respectively. As of January 27,

2019, we had repurchased $267.6 million in shares of our common stock under the program since inception and the current remaining authorization under the program is $180.8 million.
In fiscal year 2019, we received $16.3 million in proceeds from the exercise of stock options compared to $6.7 million in fiscal year 2018. We do not directly control the timing of the exercise of stock options. Such exercises are independent decisions made by grantees and are influenced most directly by the stock price and the expiration dates of stock option awards. Such proceeds are difficult to forecast, resulting from several factors which are outside our control. We believe that such proceeds will remain a nominal source of cash in the future.
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
Noted below under "Contractual Obligations" are various commitments we have associated with our business, such as lease commitments and open purchase obligations, which are not recorded as liabilities on our Consolidated Balance Sheets because we have not yet received the related goods or services as of January 27, 2019.
Contractual Obligations
Presented below is a summary of our contractual obligations as of January 27, 2019.

(in thousands)	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Long-term debt	$18,750	$96,562	$—	$—	$115,312
Operating leases	5,049	5,845	1,859	1,273	14,026
Open capital purchase commitments	7,749	—	—	—	7,749
Other open purchase commitments	51,362	6,223	—	—	57,585
Deferred compensation	2,203	1,778	1,068	24,405	29,454
Cycleo-deferred compensation	1,978	2,536	—	—	4,514
AptoVision Earn-out	1,298	863	—	—	2,161
Share-based compensation	—	9,214	—	—	9,214
Swiss plan (1)	2,000	3,446	3,276	8,333	17,055
Total contractual cash obligations	$90,389	$126,467	$6,203	$34,011	$257,070
(1)Amounts include expected payments under the current defined benefit pension plan for the employees of our Swiss subsidiary through 2027.
The table above includes the interest payments we owe on our long-term debt. We have assumed no additional borrowings or repayments under our Revolving Loans. For debt that has variable rate interest, we have calculated future interest obligations based on the interest rate for that debt as of January 27, 2019.
Capital purchase commitments and other open purchase commitments are for the purchase of plant, equipment, raw material, supplies and services. They are not recorded as liabilities on our Consolidated Balance Sheets as of January 27, 2019, as we have not yet received the related goods or taken title to the property.
As part of our acquisition of AptoVision and Cycleo, we have agreed to pay consideration if certain revenue and operating income targets are achieved in each of the measurement periods. See Note 13 to the Consolidated Financial Statements.
We maintain a deferred compensation plan for certain officers and key executives that allow participants to defer a portion of their compensation for future distribution at various times permitted by the plan. Our liability for deferred compensation under this plan was $29.5 million and $30.5 million as of January 27, 2019 and January 28, 2018, respectively, and is included in accrued liabilities and other long-term liabilities on the Consolidated Balance Sheets and in the table above. The plan provides for a discretionary Company match up to a defined portion of the employee’s deferral, with any match subject to a vesting period.
We have purchased whole life insurance on the lives of some of our current and former deferred compensation plan participants. This Company-owned life insurance is held in a grantor trust and is intended to cover a majority of the costs of our deferred compensation plan. The cash surrender value of our Company-owned life insurance was $20.4 million and $22.3 million as of January 27, 2019 and January 28, 2018, respectively.
Inflation
Inflationary factors have not had a significant effect on our performance over the past several years. A significant increase in inflation would affect our future performance if we were unable to pass these higher costs on to our customers.

Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. ("GAAP"). In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. Accordingly, actual results could differ materially from our estimates. We consider an accounting policy to be a "critical accounting policy and estimate" if: (1) we must make assumptions that were uncertain when the judgment was made, and (2) changes in the estimate assumptions or selection of a different estimate methodology could have a significant impact on our financial position and the results that we report in our consolidated financial statements. While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information available when the estimate was made.
Refer to Note 2 to the Consolidated Financial Statements for further information on our critical accounting estimates and policies, which are as follows:

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

•	Income taxes - the identification and measurement of deferred tax assets and liabilities and the provisional estimates associated with applicable tax laws; and

•
Contingencies - the estimation of when a loss is probable and reasonably estimable; measurement of contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy.

New Accounting Standards
New accounting standards are discussed in Note 2 to the Consolidated Financial Statements.

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
Foreign Currency Risk
Our foreign operations expose us to the risk of fluctuations in foreign currency exchange rates against our functional currency (the U.S. Dollar) and we may economically hedge this risk with foreign currency contracts (such as currency forward contracts). Gains or losses on these non-U.S.-currency balances are generally offset by corresponding losses or gains on the related hedging instruments. As of January 27, 2019, our largest foreign currency exposures were from the Canadian Dollar, Swiss Franc, and Great British Pound.
We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign exchange rates of 10% for all currencies could be experienced in the near-term. These reasonably possible adverse changes were applied to our total monetary assets and liabilities denominated in currencies other than our functional currency as of January 27, 2019, to compute the adverse impact these changes would have had (after taking into account balance sheet hedges only) on our income before taxes, to show an impact of $2.2 million.
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
Interest rates affect our return on excess cash and investments. As of January 27, 2019, we had $312.1 million of cash and cash equivalents. A majority of our cash and cash equivalents generate interest income based on prevailing interest rates. Investments and cash and cash equivalents generated interest income of $2.8 million in fiscal year 2019. A significant change in interest rates would impact the amount of interest income generated from our cash and investments. It would also impact the market value of our investments.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Semtech Corporation
Camarillo, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Semtech Corporation and subsidiaries (the "Company") as of January 27, 2019 and January 28, 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 27, 2019, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 27, 2019 and January 28, 2018, and the results of its operations and its cash flows for each of the three years in the period ended January 27, 2019, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 27, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 21, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers effective January 29, 2018 due to adoption of FASB ASC Topic 606, Revenue from Contracts with Customers, using the modified retrospective approach.

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

/s/ Deloitte & Touche LLP
Los Angeles, California
March 21, 2019

We have served as the Company's auditor since 2016.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Year Ended
	January 27, 2019	January 28, 2018	January 29, 2017
Net sales	$627,196	$587,847	$544,272
Cost of sales	250,174	235,876	219,410
Gross profit	377,022	351,971	324,862
Operating costs and expenses:
Selling, general and administrative	151,397	146,303	138,708
Product development and engineering	109,918	104,798	102,500
Intangible amortization	26,649	27,867	25,301
Loss (gain) on disposition of business operations	—	375	(25,513)
Changes in the fair value of contingent earn-out obligations	(9,419)	3,892	(215)
Total operating costs and expenses	278,545	283,235	240,781
Operating income	98,477	68,736	84,081
Interest expense, net	(9,202)	(7,963)	(9,300)
Non-operating income (expense), net	3,823	3,348	(1,721)
Investment impairments	(30,000)	(4,250)	—
Income before taxes and equity in net losses of equity method investments	63,098	59,871	73,060
(Benefit) provision for income taxes	(84)	23,191	18,399
Net income before equity in net losses of equity method investments	63,182	36,680	54,661
Equity in net losses of equity method investments	(126)	(254)	—
Net income	$63,056	$36,426	$54,661
Earnings per share:
Basic	$0.96	$0.55	$0.84
Diluted	$0.92	$0.54	$0.83
Weighted average number of shares used in computing earnings per share:
Basic	65,982	66,027	65,427
Diluted	68,481	67,605	66,109
The accompanying notes are an integral part of these consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended
	January 27, 2019	January 28, 2018	January 29, 2017
Net income	$63,056	$36,426	$54,661
Other comprehensive income, net:
Unrealized (loss) gain on foreign currency cash flow hedges	(115)	942	522
Realized gain (loss) on foreign currency cash flow hedges	189	(1,232)	(232)
Change in unrealized gain on interest rate cap	—	—	48
Change in employee benefit plans	(2,481)	384	(2,414)
Other changes to comprehensive income	—	—	129
Other comprehensive (loss) income, net	(2,407)	94	(1,947)
Comprehensive income	$60,649	$36,520	$52,714
The accompanying notes are an integral part of these consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 27, 2019 AND JANUARY 28, 2018
(in thousands, except per share amounts)

	January 27, 2019	January 28, 2018
Assets
Current assets:
Cash and cash equivalents	$312,120	$307,923
Accounts receivable, less allowances of $774 and $9,089, respectively	79,223	53,183
Inventories	63,679	71,067
Prepaid taxes	8,406	11,809
Other current assets	21,876	17,250
Total current assets	485,304	461,232
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $196,033 and $179,604, respectively	118,488	124,586
Deferred tax assets	14,362	4,236
Goodwill	351,141	341,897
Other intangible assets, net	36,558	60,207
Other assets	57,028	93,618
TOTAL ASSETS	$1,062,881	$1,085,776
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$43,183	$37,208
Accrued liabilities	65,023	60,832
Deferred revenue	3,439	12,758
Current portion - long term debt	18,269	15,410
Total current liabilities	129,914	126,208
Non-current liabilities:
Deferred tax liabilities	3,363	14,682
Long term debt, less current portion	192,845	211,114
Other long-term liabilities	54,078	68,759

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 65,238,255 outstanding and 78,136,144 issued and 66,280,129 outstanding, respectively	785	785
Treasury stock, at cost, 12,897,889 shares and 11,856,015 shares, respectively	(346,218)	(251,974)
Additional paid-in capital	456,791	415,056
Retained earnings	574,930	502,346
Accumulated other comprehensive loss	(3,607)	(1,200)
Total stockholders’ equity	682,681	665,013
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,062,881	$1,085,776
The accompanying notes are an integral part of these consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Common Stock					Accumulated Other
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Comprehensive Income (Loss)	Stockholders’ Equity
Balance at January 31, 2016	64,998,368	$785	$379,508	$413,280	$(266,175)	$653	$528,051
Net income	—	—	—	54,661	—	—	54,661
Other comprehensive loss	—	—	—	—	—	(1,947)	(1,947)
Stock-based compensation	—	—	26,249	—	—	—	26,249
Repurchase of outstanding common stock	(39,024)	—	—	—	(1,005)	—	(1,005)
Treasury stock reissued	833,739	—	(14,819)	—	14,003	—	(816)
Other	—	—	—	—	70	—	70
Balance at January 29, 2017	65,793,083	$785	$390,938	$467,941	$(253,107)	$(1,294)	$605,263
Cumulative-effect adjustment to beginning balance from adoption of ASU 2016-09 (See Note 12)	—	—	—	(2,021)	—	—	(2,021)
Net income	—	—	—	36,426	—	—	36,426
Other comprehensive income	—	—	—	—	—	94	94
Stock-based compensation	—	—	45,091	—	—	—	45,091
Repurchase of outstanding common stock	(442,607)	—	—	—	(14,849)	—	(14,849)
Treasury stock reissued	929,653	—	(20,973)	—	15,982	—	(4,991)
Balance at January 28, 2018	66,280,129	$785	$415,056	$502,346	$(251,974)	$(1,200)	$665,013
Cumulative-effect adjustment to beginning balance from adoption of ASU 2014-09 (See Note 2)	—	—	—	11,104	—	—	11,104
Cumulative-effect adjustment to beginning balance from adoption of ASU 2016-16 (See Note 2)	—	—	—	(1,576)	—	—	(1,576)
Net income	—	—	—	63,056	—	—	63,056
Other comprehensive loss	—	—	—	—	—	(2,407)	(2,407)
Stock-based compensation	—	—	65,943	—	—	—	65,943
Repurchase of outstanding common stock	(2,448,133)	—	—	—	(116,210)	—	(116,210)
Treasury stock reissued	1,406,259	—	(24,208)	—	21,966	—	(2,242)
Balance at January 27, 2019	65,238,255	$785	$456,791	$574,930	$(346,218)	$(3,607)	$682,681
The accompanying notes are an integral part of these consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	January 27, 2019	January 28, 2018	January 29, 2017
Cash flows from operating activities:
Net income	$63,056	$36,426	$54,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,639	48,999	47,057
Impairment of investments	30,000	4,250	—
Accretion of deferred financing costs and debt discount	528	568	621
Write-off of deferred financing costs and debt discount	—	—	549
Deferred income taxes	(16,486)	15,232	2,185
Share-based compensation and warrant costs	73,859	47,936	30,828
(Gain) loss on disposition of business operations and assets	(26)	276	(25,489)
Earn-out liabilities	(9,419)	3,892	(215)
Equity in net losses of equity method investments	126	254	—
Gain from sale of investment	(1,288)	—	—
Gain from convertible debt settlement	—	(4,275)	—
Contingencies	—	—	(1,518)
Corporate owned life insurance, net	(34)	1,601	770
Changes in assets and liabilities:
Accounts receivable, net	(21,499)	(1,453)	(7,403)
Inventories	8,444	(5,515)	(1,959)
Other assets	(587)	(5,957)	(7,516)
Accounts payable	7,543	(5,306)	3,101
Accrued liabilities	(1,862)	2,474	10,582
Deferred revenue	1,986	(26)	4,533
Income taxes payable	408	(15,718)	2,618
Other liabilities	(825)	(12,173)	4,207
Net cash provided by operating activities	183,563	111,485	117,612
Cash flows from investing activities:
Proceeds from convertible debt settlement	—	5,700	—
Proceeds from sales of property, plant and equipment	112	189	48
Purchase of property, plant and equipment	(17,052)	(35,461)	(32,920)
Purchase of investments	(9,297)	(18,665)	(13,198)
Acquisitions, net of cash acquired	(15,948)	(17,619)	—
Proceeds from disposition of business operations	—	—	32,000
Proceeds from sale of investments	5,967	—	555
Net cash used in investing activities	(36,218)	(65,856)	(13,515)
Cash flows from financing activities:
Proceeds from term loans	—	—	150,000
Payments of term loans	(15,938)	(15,000)	(80,875)
Proceeds from revolving line of credit	—	—	97,000
Payments of revolving line of credit	—	—	(181,000)
Deferred financing costs	—	—	(2,110)
Payment of earn-out	(8,736)	—	—
Payment for employee share-based compensation payroll taxes	(18,539)	(11,671)	(6,562)
Proceeds from exercise of stock options	16,275	6,680	5,779
Repurchase of outstanding common stock	(116,210)	(14,849)	(1,005)
Net cash used in financing activities	(143,148)	(34,840)	(18,773)
Net increase in cash and cash equivalents	4,197	10,789	85,324
Cash and cash equivalents at beginning of period	307,923	297,134	211,810
Cash and cash equivalents at end of period	$312,120	$307,923	$297,134
Supplemental disclosure of cash flow information

Income taxes paid	$7,740	$31,013	$10,503
Interest paid	$8,588	$6,341	$6,492
Non-cash items
Capital expenditures in accounts payable	$2,024	$3,789	$3,373
Conversion of note into equity	$500	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization and Basis of Presentation
Semtech Corporation (together with its consolidated subsidiaries, the "Company" or "Semtech") is a global supplier of high-performance analog and mixed-signal semiconductors and advanced algorithms. The end-customers for the Company’s products are primarily original equipment manufacturers ("OEMs") that produce and sell electronics.
The Company designs, develops, and markets a wide range of products for commercial applications, the majority of which are sold into the enterprise computing, communications, high-end consumer, and industrial end-markets.
Basis of Presentation
The Company reports results on the basis of 52 and 53 week periods and ends its fiscal year on the last Sunday in January. The fiscal years 2019, 2018 and 2017 each consisted of 52 weeks.
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
Settlements
On August 1, 2018, the Company announced the settlement of a lawsuit filed against HiLight Semiconductor Limited and related individual defendants in accordance with which the Company is to be paid approximately $9.0 million to cover damages for claims, costs, and attorneys' fees. Approximately $8.0 million was received during fiscal year 2019, and is presented within "Selling, general and administrative" ("SG&A") in the Statements of Income.

Note 2: Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all highly-liquid investments with an original maturity of 90 days or less and money market mutual funds to be cash equivalents. The Company maintains cash balances and cash equivalents in highly-qualified financial institutions. At various times such amounts are in excess of insured limits. Cash equivalents can consist of money market mutual funds, government and corporate obligations, and bank time deposits.
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
The Company has minority equity investments in privately held companies that are classified in "Other assets" in the Balance Sheets. Substantially, all of these investments are carried at cost because the Company does not have the ability to exercise significant influence over the company. These minority equity investments do not have a readily determinable fair value and the Company has determined that it is not practicable to estimate the fair value of these investments. As of January 27, 2019, and January 28, 2018, the Company had aggregate net investments under the cost method of accounting of $16.7 million and $38.1 million, respectively. As of January 27, 2019, and January 28, 2018, aggregate net investment accounted for under equity method of accounting was $2.7 million and $3.4 million, respectively. The Company monitors whether there have been any events or changes in circumstances that would have a significant adverse effect on the fair value of these investments and recognizes losses in the income statement when it determines that declines in the fair value of its investments below their cost are other-than-temporary. The Company recorded impairments of $30.0 million and $4.3 million during the third quarter of fiscal years 2019 and 2018, respectively.
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
Inventories
Inventories are stated at lower of cost or market and consist of materials, labor, and overhead. The Company determines the cost of inventory by the first-in, first-out method. The Company evaluates inventories for excess quantities and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand. In order to state the inventory at lower of cost or market, the Company maintains reserves against its inventory. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made.
Business Combinations
The Company accounts for business combinations in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations”. The Company allocates the purchase price paid for assets acquired and liabilities assumed in connection with acquisitions based on their estimated fair values at the time of acquisition. This allocation involves a number of assumptions, estimates, and judgments that could materially affect the timing or amounts recognized in its financial statements. The most subjective areas include determining the fair value of the following:

•
intangible assets, including the valuation methodology, estimations of future cash flows, discount rates, market segment growth rates, and the Company's assumed market segment share, as well as the estimated useful life of intangible assets;

•	deferred tax assets and liabilities, uncertain tax positions, and tax-related valuation allowances, which are initially estimated as of the acquisition date;

•	inventory; property, plant and equipment; pre-existing liabilities or legal claims; deferred revenue; and contingent consideration, each as may be applicable; and

•	goodwill as measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed.
The Company’s assumptions and estimates are based upon comparable market data and information obtained from management and the management of the acquired companies. The Company allocates goodwill to the reporting units of the business that are expected to benefit from the business combination.
Variable Interest Entities
The Company is required to consolidate variable interest entities ("VIEs") in which it has a controlling financial interest in accordance with ASC Topic 810, "Consolidation". A controlling financial interest will have both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
The Company’s variable interest in VIEs may be in the form of equity ownership, contracts to purchase assets, management services, and development agreements between the Company and a VIE, loans provided by the Company to a VIE or other member, and/or guarantees provided by members to banks and other parties.
The Company analyzes its investments or other interests to determine whether it represents a variable interest in a VIE. If so, the Company evaluates the facts to determine whether it is the primary beneficiary. The Company considers itself to be the primary beneficiary when it has both the power to direct activities of the VIE that most significantly impact the VIEs economic performance and the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company concluded that some of its equity interests represent a variable interest, but it is not the primary beneficiary as prescribed in ASC 810. Specifically, in reaching this conclusion, the Company considered the activities that most significantly drive profitability for these private entities and determined that the activities that most significantly drive profitability are related to the technology and related product road maps. In some cases, the Company has a board observer role, however, it concluded that in these cases it was not in a position of decision-making or other authority to influence the activities of the private entities that could be considered significant with respect to their operations, including research and development plans and changes to their product road maps. There are currently no VIEs that are consolidated.
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
Goodwill
The Company performs an annual impairment assessment of goodwill at the reporting unit level in the fourth quarter of each year, or more frequently if indicators of potential impairment exist. The analysis may include both qualitative and quantitative factors to assess the likelihood of an impairment. The reporting unit’s carrying value used in an impairment test represents the assignment of various assets and liabilities, excluding certain corporate assets and liabilities, such as cash, investments, and debt.

Qualitative factors include industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit. Additionally, as part of this assessment, the Company may perform a quantitative analysis to support the qualitative factors above by applying sensitivities to assumptions and inputs used in measuring a reporting unit’s fair value.
The Company’s quantitative impairment test considers both the income approach and the market approach to estimate a reporting unit's fair value. Significant estimates include market segment growth rates, assumed market segment share, estimated costs, and discount rates based on a reporting unit's weighted average cost of capital.
The Company tests the reasonableness of the inputs and outcomes of its discounted cash flow analysis against available market data. In the current year, the fair value for all of its reporting units exceeds their carrying value, and its annual qualitative assessment did not indicate that a more detailed quantitative analysis was necessary.
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
Acquired in-process research and development ("IPR&D") projects, which represent projects that had not reached technological feasibility as of the date of acquisition, are recorded at fair value; initially, these are classified as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. Upon completion of development, acquired IPR&D asset balances are transferred to finite-lived intangible assets and amortized over their useful lives. The asset balances relating to projects that are abandoned after acquisition are impaired and expensed to R&D.
The Company reviews indefinite-lived intangible assets for impairment on an annual basis in conjunction with goodwill or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows the asset is expected to generate. Also, the Company reassesses the estimated remaining useful lives of any impaired assets and adjusts accordingly estimates of future amortization expense related to these assets.
The Company assesses finite-lived intangibles and long-lived assets for impairment when indicators of impairment, such as reductions in demand or significant industry and economic slowdowns in the semiconductor industry, are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market price trends and internal factors such as changes in the Company's business strategy and/or (ii) discounted expected future cash flows utilizing a discount rate. Impairment is based on the excess of the carrying amount over the fair value of those assets the Company forecasts for specific product lines.
For intangible long-lived assets, which consist of core technology and customer relationships, the Company used the multi-period excess earnings method, an income approach, or the replacement cost method (a cost approach), to determine fair value. The multi-period excess earnings method, a form of the income approach, estimates the value of the asset based on the present value of the after-tax cash flows attributable to the intangible asset, which includes the Company's estimates of forecasted revenue, operating margins, taxes, and discount rate. The replacement cost method incorporates a market participant’s assumption that an in-use premise is the highest and best use of customer relationships and core technology. The Company estimated the cost it would incur to rebuild or re-establish the intangible asset and the associated effort required to develop it.
The fair values of individual tangible long-lived assets were determined using the cost to reproduce the long-lived asset and taking into account the age, condition, inflation using the U.S. Bureau of Labor Statistics and Marshall Valuation Services, and cost to ready the long-lived asset for its intended use. Additionally, the Company considered the potential existence of functional and economic obsolescence and quantified these elements in its cost approach as appropriate.
Functional Currency
The Company has concluded that the functional currency of all subsidiaries is the United States ("U.S.") Dollar.
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
Revenue Recognition
The Company derives its revenue primarily from the sale of semiconductor products into various end markets. Revenue is recognized when control of these products is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for these products. Control is generally transferred when products are shipped and, to a lesser extent, when the products are delivered. Recovery of costs associated with product design and engineering services are recognized during the period in which services are performed and are reported as a reduction to product development and engineering expense. Historically, these recoveries have not exceeded the cost of the related development efforts. The Company includes revenue related to granted technology licenses as part of "Net sales" in the Statements of Income. Historically, revenue from these arrangements has not been significant though they are part of its recurring ordinary business.
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
The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable.
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
The following presents the amounts by which financial statement line items were affected in the current period due to the adoption of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASC 606") as compared with the guidance that was in effect before the change:

Fiscal Year Ended
Statements of Income	January 27, 2019
(in thousands, except per share amounts)	Increase/(decrease)
Net sales	$9,848
Cost of sales	$2,247
Provision for income taxes	$1,596
Net income	$6,005

Earnings per share:
Basic	$0.09
Diluted	$0.09

Balance Sheets	January 27, 2019
(in thousands)	Increase/(decrease)
Deferred revenue	$(19,987)
This summary excludes line items that were not materially affected by the Company's adoption of ASC 606. The adoption had no impact to total net cash provided by or used in operating, investing or financing activities in the Statements of Cash Flows.
Contract Modifications:
If a contract is modified, which does not normally occur, changes in contract specifications and requirements must be accounted for. The Company considers contract modifications to exist when the modification creates new, or changes existing, enforceable rights and obligations. Most of the Company’s contract modifications are to distributor agreements for adding new goods or services that are considered distinct from the existing contract and the change in contract price reflects the standalone selling price of the distinct service.
Disaggregated Revenue:
The Company disaggregates revenue from contracts with customers by types of products and geography, as it believes it best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Refer to “Note 14: Segment Information” for further information on revenues by product line and geographic region.
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
There were no impairment losses recognized on the Company’s accounts receivable or contract assets during the fiscal year ended January 27, 2019. There were no significant changes in the contract assets or the contract liabilities for the fiscal year ended January 27, 2019.
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
Cost of Sales
Cost of sales includes materials, depreciation on fixed assets used in the manufacturing process, shipping costs, direct labor, and overhead.
Sales and Marketing
The Company expenses sales and marketing costs, which include advertising costs, as they are incurred. Advertising costs were $0.6 million, $0.6 million, and $0.4 million for fiscal years 2019, 2018, and 2017, respectively.
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
The Company received approximately $4.4 million, $5.4 million, and $11.9 million in fiscal years 2019, 2018, and 2017 respectively, for nonrecurring engineering services.
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
Other Comprehensive Income (Loss)
Other comprehensive income includes unrealized gains and losses on available-for-sale investments, interest rate hedging activities, and defined benefit plans. This information is provided in the Statements of Comprehensive Income.

The following table summarizes the changes in other comprehensive (loss) income by component:

	Fiscal Year Ended
	January 27, 2019			January 28, 2018			January 29, 2017
(in thousands)	Pre-tax Amount	Tax Benefit (Expense)	Net Amount	Pre-tax Amount	Tax (Expense) Benefit	Net Amount	Pre-tax Amount	Tax Benefit (Expense)	Net Amount
Defined benefit plan:
Other comprehensive (loss) gain before reclassifications	$(2,597)	$116	(2,481)	$637	$(253)	$384	$(2,861)	$447	$(2,414)
Foreign currency hedge:
Other comprehensive (loss) gain before reclassifications	(164)	49	(115)	1,205	(263)	942	586	(64)	522
Reclassification adjustments included in "Selling, general and administrative"	233	(44)	189	(1,531)	299	(1,232)	(260)	28	(232)
Interest rate hedge:
Other comprehensive gain before reclassifications	—	—	—	—	—	—	48	—	48
Other:
Other comprehensive gain before reclassifications	—	—	—	—	—	—	129	—	129
Other comprehensive (loss) income	$(2,528)	$121	$(2,407)	$311	$(217)	$94	$(2,358)	$411	$(1,947)
Accumulated Other Comprehensive (Loss) Income
The following summarizes the changes in accumulated other comprehensive (loss) income by component:

(in thousands)	Defined Benefit Plan	Foreign Currency Hedge	Interest Rate Hedge	Other	Accumulated Other Comprehensive (Loss) Income
Balance as of January 31, 2016	$—	$—	$(48)	$701	$653
Other comprehensive (loss) income	(2,414)	290	48	129	(1,947)
Balance as of January 29, 2017	(2,414)	290	—	830	(1,294)
Other comprehensive income (loss)	384	(290)	—	—	94
Balance as of January 28, 2018	(2,030)	—	—	830	(1,200)
Other comprehensive (loss) income	(2,481)	74	—	—	(2,407)
Balance as of January 27, 2019	$(4,511)	$74	$—	$830	$(3,607)
Share-Based Compensation
The Company measures compensation cost for all share-based payments (including stock options) at fair value using valuation models, which consider, among other things, estimates and assumptions on the expected life of options, stock price volatility, and market value of the Company's common stock. Additionally, for awards with a performance condition, the Company uses financial forecasts that use assumptions that are consistent with those used for other valuation exercises, including goodwill valuation and asset impairment assessments. If any of the assumptions used in the valuation model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period and actual results may differ from estimates.
The Company has various equity award plans ("Plans") that provide for granting stock-based awards to employees and non-employee directors of the Company. The Plans provide for the granting of several available forms of stock compensation. As of January 27, 2019, the Company has granted non-qualified stock option awards ("NQSOs") and restricted stock unit awards ("RSUs") under the Plans and has also issued some share-based compensation outside of the Plans, including NQSOs and RSUs as inducements to join the Company.

Earnings per Share
The computation of basic and diluted earnings per common share was as follows:

	Fiscal Year Ended
(in thousands, except per share amounts)	January 27, 2019	January 28, 2018	January 29, 2017
Net income	$63,056	$36,426	$54,661

Weighted average common shares outstanding - basic	65,982	66,027	65,427
Dilutive effect of share-based compensation	2,499	1,578	682
Weighted average common shares outstanding - diluted	68,481	67,605	66,109
Basic earnings per common share	$0.96	$0.55	$0.84
Diluted earnings per common share	$0.92	$0.54	$0.83
Anti-dilutive shares not included in the above calculations	553	402	1,111
Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the reporting period. Diluted earnings per common share incorporates the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of NQSOs and the vesting of RSUs.
Contingencies
From time to time the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business. The Company is also subject to income tax, indirect tax or other tax claims by tax agencies in jurisdictions in which it conducts business. In addition, the Company is a party to environmental matters including local, regional, state, and federal government clean-up activities at or near locations where the Company currently or has in the past conducted business. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of reasonably possible losses. A determination of the amount of reserves required for these commitments and contingencies that would be charged to earnings, if any, includes assessing the probability of adverse outcomes and estimating the amount of potential losses. The required reserves, if any, may change due to new developments in each matter or changes in circumstances such as a change in settlement strategy.
The Company also records contingent earn-out liabilities, which represent the Company’s requirement to make additional payments related to acquisitions based on certain performance targets achieved during the earn-out periods. The Company measures contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. On a quarterly basis, the Company uses a Monte Carlo valuation method as a valuation technique to determine the value of the earn-out liability. The significant unobservable inputs used in the fair value measurements are revenue projections over the earn-out period (or other specified performance targets) and the probability outcome percentages assigned to each scenario. Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligation.
Recently Adopted Accounting Guidance
In May 2014, the FASB issued ASC 606, which requires an entity to recognize revenue from the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance addresses, in particular, contracts with more than one performance obligation, as well as the accounting for some costs to obtain or fulfill a contract with a customer, and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers.

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

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Asset Transfers Other Than Inventory (Topic 740). This accounting standard update is aimed at recognizing the income tax consequences of intra-entity transfers of assets other than inventory when they occur. This removes the exception to postpone the recognition of income tax consequences of intra-entity transfers until the asset has been sold to an outside party. In the first quarter of fiscal year 2019, the Company adopted ASU 2016-16 using a modified retrospective transition method, resulting in a $1.6 million decrease in retained earnings, a $3.7 million net increase in deferred income tax assets, and a $5.5 million decrease in pre-paid taxes.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (Topic 230). The primary purpose of this ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. The Company adopted ASU 2016-15 in the first quarter of fiscal year 2019. The adoption of this standard did not result in any changes in classification in the statement of cash flows.
Accounting Guidance Issued but Not Adopted as of January 27, 2019
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (ASC 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI), which gives entities the option to reclassify to retained earnings the tax effects resulting from the Tax Cuts and Jobs Act (“Tax Act”) related to items in AOCI that the FASB refers to as having been stranded in AOCI. The new guidance may be applied retrospectively to each period in which the effect of the Tax Act is recognized in the period of adoption. The Company must adopt this guidance for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for periods for which financial statements have not yet been issued or made available for issuance, including the period the Tax Act was enacted. The guidance, when adopted, will require new disclosures regarding a company’s accounting policy for releasing the tax effects in AOCI and permit the Company the option to reclassify to retained earnings the tax effects resulting from the Tax Act that are stranded in AOCI. The Company will adopt this guidance in the first quarter of fiscal year 2020 and does not expect a material impact on its consolidated financial statements.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815). The new standard is designed to refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. The new standard is effective for interim and annual fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption, including adoption in an interim period, is permitted. The Company will adopt this guidance in the first quarter of fiscal year 2020 and does not expect a material impact on its consolidated financial statements.
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
Although the Company is evaluating the impact of adopting this guidance on its consolidated financial statements, the Company expects that most of its operating lease commitments will be recognized as operating lease liabilities and right-of-use assets upon adoption of this guidance. The Company’s leases primarily include, real estate leases (office space) and equipment leases. The Company will adopt the guidance as of January 28, 2019, and prior periods will not be adjusted. The Company continues to implement changes to its systems, processes and controls, in conjunction with its review of existing lease agreements. The Company expects the adoption of this guidance will result in an increase assets and liabilities in the range of $10.0 million to $15.0 million on its opening balance sheet as a result of recognizing new right-of-use assets and lease liabilities. The Company does not expect the adoption of this guidance to have a material impact to its consolidated statements of operations or on its total cash flows from operating, investing or financing activities.
The ultimate impact of adopting this guidance will depend on the Company's lease portfolio and other factors as of the transition date.

Note 3: Acquisitions
Trackio International AG
On August 17, 2018, the Company, through its subsidiary Semtech (International) AG, a Swiss corporation, entered into a share purchase agreement to purchase all of the outstanding equity interests of Trackio International AG, a Swiss corporation, and its subsidiaries (collectively, "TrackNet"), for an aggregate purchase price of approximately $8.5 million (the "TrackNet Acquisition"). TrackNet is a provider of LoRa-based end-to-end solutions for the IoT and provides expertise and intellectual property that will be integrated into the Company's business to support its goal of enabling the growing ecosystem around the Company's LoRa® devices and wireless radio frequency technology. $4.3 million was attributed to goodwill (see Note 8) and $3.0 million and $0.3 million was attributed to the estimated fair values of the intangible and tangible net assets acquired, respectively. The goodwill is not deductible for tax purposes. The transaction was completed on December 11, 2018 and accounted for as a business combination. The Company is still in the process of assessing the purchase price allocation. Net revenues, earnings and pro forma results of operations have not been presented because they are not material to the Company’s consolidated financial statements. A summary of the preliminary purchase price allocation is as follows:

(in thousands)	Estimated Useful Life	January 27, 2019
Finite-lived intangible asset - Core Technologies	3 years	$3,000
Goodwill		4,316
Other assets (liabilities), net		1,184
Total consideration		$8,500
IC Interconnect, Inc.
On May 2, 2018, the Company acquired substantially all the assets of IC Interconnect, Inc. (“ICI”) for an aggregate purchase price of approximately $7.4 million. The addition of ICI is aimed at further enhancing the Company’s U.S. research and development capabilities for its next-generation Z-Pak platform. $4.9 million was attributed to goodwill (see Note 8) and $2.5 million was attributed to the estimated fair values of the tangible net assets acquired. The goodwill is deductible for tax purposes. The transaction was accounted for as a business combination. Net revenues, earnings, and pro forma results of operations have not been presented because they are not material to the Company’s consolidated financial statements.
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
Under the terms of the share purchase agreement, the Company acquired all of the outstanding equity interest in AptoVision for a cash payment of $17.6 million at closing, net of acquired cash, and a commitment to pay additional contingent consideration of up to a maximum of $47.0 million over three years if certain goals are achieved in each of the earn out periods. The fair value of the additional contingent consideration (the "AptoVision Earn-out") as of January 27, 2019, was $2.2 million, of which $1.3 million is presented within "Accrued liabilities" and $0.9 million is presented within "Other long-term liabilities" in the Balance Sheets. For the fiscal year ended January 28, 2018, acquisition related transaction costs of $1.6 million are accounted for as an expense in the period in which the costs are incurred and are presented within "Selling, general and administrative" expense in the Statements of Income.
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

(in thousands)	Estimated Useful Life	January 27, 2019
Finite-lived intangible asset - Developed Technology	6-7 years	$20,000
Finite-lived intangible asset - Customer Relationships	3 years	4,000
Indefinite-lived intangible asset - in-process research and development ("IPR&D")		2,300
Goodwill		12,194
Other (liabilities) assets, net		(3,875)
Total consideration		$34,619

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

Note 4: Investments
The following table summarizes the Company’s available-for-sale securities:

	January 27, 2019			January 28, 2018
(in thousands)	Market Value	Adjusted Cost	Gross Unrealized Gain	Market Value	Adjusted Cost	Gross Unrealized Gain
Convertible debt	$3,105	$3,105	$—	$1,960	$1,960	$—
Total other assets	$3,105	$3,105	$—	$1,960	$1,960	$—
The following table summarizes the maturities of the Company’s available-for-sale securities:

	January 27, 2019
(in thousands)	Market Value	Adjusted Cost
Within 1 year	$3,105	$3,105
After 1 year through 5 years	—	—
Total investments	$3,105	$3,105
The Company's AFS securities consisted of investments in convertible debt instruments issued by privately-held companies and are included in "Other current assets" in the Balance Sheets.
The Company currently has an investment in Multiphy Ltd. ("Multiphy") that is accounted for at cost and was included in "Other assets" in the Balance Sheets. During the third quarter of fiscal year 2019, the Company reduced its expectation of Multiphy's future operating performance due to new information that became available during the quarter. The Company concluded that the competitive landscape had evolved and that product release and broad market adoption of 400G PAM4 digital signal processing (DSP) technology was delayed. As a result of these indicators of impairment, the Company tested the investment for an other-than-temporary impairment using a discounted cash flow model. The results of its analysis indicated that the investment was other-than temporarily impaired by $30.0 million, representing the entire carrying value of the investment. Multiphy began winding down operations during the fourth quarter of fiscal year 2019.

Note 5: Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured and recorded at fair value on a recurring basis were presented within the Company's Balance Sheets as follows:

	Fair Value as of January 27, 2019				Fair Value as of January 28, 2018
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Convertible debt	$3,105	$—	$—	$3,105	$1,960	$—	$—	$1,960
Derivative financial instruments	69	—	69	—	—	—	—	—
Total financial assets	$3,174	$—	$69	$3,105	$1,960	$—	$—	$1,960

Financial liabilities:
AptoVision Earn-out	$2,161	$—	$—	$2,161	$21,000	$—	$—	$21,000
Cycleo Earn-out	462	—	—	462	668	—	—	668
Total financial liabilities	$2,623	$—	$—	$2,623	$21,668	$—	$—	$21,668
During fiscal years 2019 and 2018, the Company had no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3. As of January 27, 2019, and January 28, 2018, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
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
The AptoVision Earn-out liability (see Note 13) is valued utilizing estimates of annual revenue, adjusted earnings, and product development targets (Level 3 inputs) through July 2020. These estimates represent inputs for which market data are not available and are developed using the best information available about the assumptions that market participants would use when pricing the liability.
The Cycleo Earn-out liability (see Note 13) is valued utilizing estimates of annual revenue and operating income (Level 3 inputs) through April 2020. These estimates represent inputs for which market data are not available and are developed using the best information available about the assumptions that market participants would use when pricing the liability.
The Company measures contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The Company uses a Monte Carlo valuation method as a valuation technique to determine the value of the earn-out liability. The significant unobservable inputs used in the fair value measurements are revenue projections over the earn-out period, and the probability outcome percentages assigned to each scenario. Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liabilities will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. For the AptoVision Earn-out and Cycleo Earn-out, these companies have business profiles comparable to a start-up company. Accordingly, their respective revenue projections are subject to significant revisions. This characteristic can result in volatile changes to the measurement of fair value for a given earn-out.
The Company reviews and re-assesses the estimated fair value of contingent consideration on a recurring basis, and the updated fair value could differ materially from the previous estimates. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income.

A reconciliation of the change in the earn-out liability during the fiscal year ended January 27, 2019, is as follows:

(in thousands)	AptoVision	Cycleo	Total
Balance at January 28, 2018	$21,000	668	$21,668
Changes in fair value of contingent earn-out obligations	(9,419)	—	(9,419)
Payments	(9,420)	(206)	(9,626)
Balance as of January 27, 2019	$2,161	$462	$2,623
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
The Company’s long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes. The fair value of the Company’s Term Loans (as defined in Note 10) is $115.3 million and Revolving Commitments (as defined in Note 10) is $97.0 million at January 27, 2019, both of which are based on Level 2 inputs which are derived from transactions with similar amounts, maturities, credit ratings and payment terms.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company reduces the carrying amounts of its goodwill, intangible assets, long-lived assets, and non-marketable equity securities to fair value when held for sale or determined to be impaired.
For its investment in non-marketable equity interests, the Company has not identified, other than as stated below, events or changes in circumstances that may have a significant adverse effect on the fair value of its equity investments during fiscal year 2019.
As noted in Note 4, the Company tested a cost method investment for impairment during the third quarter of fiscal year 2019 that resulted in a $30.0 million write-down of the investment. In determining that the fair value of the Company’s investment is zero, the Company used a discounted cash flow model. The valuation model is most sensitive to the weighted average cost of capital assumption, which was determined to be approximately 38.8%, given the nature of the investment.

Note 6: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

(in thousands)	January 27, 2019	January 28, 2018
Work in progress	$44,530	$46,884
Finished goods	17,092	22,532
Raw materials	2,057	1,651
Inventories	$63,679	$71,067

Note 7: Property, Plant and Equipment
The following is a summary of property and equipment:

(in thousands)	Estimated Useful Lives	January 27, 2019	January 28, 2018
Property		$11,314	$11,314
Buildings	7 to 39 years	32,229	32,244
Leasehold improvements	7 to 39 years	9,863	10,050
Machinery and equipment	5 to 8 years	185,045	171,731
Enterprise resource planning systems	13 years	32,673	32,673
Furniture and office equipment	3 to 7 years	40,437	39,027
Construction in progress		2,960	7,151
Property, plant and equipment, gross		314,521	304,190
Less accumulated depreciation and amortization		(196,033)	(179,604)
Property, plant and equipment, net		$118,488	$124,586
As of January 27, 2019, and January 28, 2018, construction in progress consists primarily of machinery and equipment awaiting completion of installation and being placed in service.
Depreciation expense was $23.0 million, $21.1 million, and $21.7 million in fiscal years 2019, 2018, and 2017, respectively.

Note 8: Goodwill and Intangible Assets
Goodwill – Changes in the carrying amount of goodwill by applicable reporting unit were as follows:

(in thousands)	Signal Integrity	Wireless and Sensing	Protection	Total
Balance at January 28, 2018	$274,085	$67,812	$—	$341,897
Additions (1)	—	4,316	4,928	9,244
Balance at January 27, 2019	$274,085	$72,128	$4,928	$351,141
(1) See Note 3 for Goodwill associated with acquisitions in the current fiscal year.
Goodwill is not amortized, but is tested for impairment using either a qualitative assessment or a two-step method on an annual basis, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit.
As a result of the realignment of its operating segments, during the first quarter of fiscal year 2019, the Company combined the Wireless and Sensing and the Power and High-Reliability reporting units (see Note 14). Goodwill of $49.4 million that was related to the Power and High-Reliability reporting unit, which was previously a separate reporting unit, is now included in the Wireless and Sensing reporting unit’s goodwill balance.

The reporting units are the same as the operating segments which are part of a single reportable segment. The difference between the fair value and the carrying amount of these reporting units is one of several factors the Company considers when assessing whether to perform the first step of the goodwill impairment test.
Goodwill is tested for impairment at the reporting unit level during the fourth quarter of each fiscal year.
For fiscal years 2019 and 2018, the Company performed a qualitative assessment and concluded that it was more likely than not that the fair value of each of the three reporting units exceeded its carrying value. As such, the Company did not perform a quantitative impairment analysis.
In addition to its annual review, the Company performs a test of impairment when indicators of impairment are present. As of January 27, 2019, and January 28, 2018, there were no indications of impairment of the Company's goodwill balances.
Purchased Intangibles - The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and technology licenses purchased, which continue to be amortized:

		January 27, 2019			January 28, 2018
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technologies	5-8 years	$167,930	$(136,544)	$31,386	$164,930	$(115,628)	$49,302
Customer relationships	3-10 years	34,031	(31,159)	2,872	34,031	(25,426)	8,605
Total finite-lived intangible assets		$201,961	$(167,703)	$34,258	$198,961	$(141,054)	$57,907
Amortization expenses recorded in the Statements of Income for each period were as follows:

(in thousands)	January 27, 2019	January 28, 2018	January 29, 2017
Core technologies	$20,916	$22,688	$20,901
Customer relationships	5,733	5,179	4,400
Total amortization expense	$26,649	$27,867	$25,301

Future amortization expense is expected to be as follows:

(in thousands)
To be recognized in:	Core Technologies	Customer relationships	Total
Fiscal year 2020	$14,239	$2,283	$16,522
Fiscal year 2021	7,389	589	7,978
Fiscal year 2022	4,655	—	4,655
Fiscal year 2023	3,714	—	3,714
Fiscal year 2024	1,389	—	1,389
Thereafter	—	—	—
Total expected amortization expense	$31,386	$2,872	$34,258
The following table sets forth the Company’s indefinite-lived intangible assets resulting from additions to IPR&D:

(in thousands)	Net Carrying Amount
Value at January 29, 2017	$—
In-process research and development through acquisitions	2,300
Value at January 28, 2018	2,300
Value at January 27, 2019	$2,300
The Company reviews indefinite-lived intangible assets for impairment during the fourth quarter of each year by comparing the carrying amount of the asset to the future discounted cash flows that asset is expected to generate.

Note 9: Accrued Liabilities
The following is a summary of accrued liabilities for fiscal years 2019 and 2018:

(in thousands)	January 27, 2019	January 28, 2018
Compensation	$30,292	$20,476
Earn-out liability	3,276	10,958
Deferred compensation	2,203	2,333
Sales reserves (ASC 606)	10,073	3,108
Professional fees	2,336	2,377
Royalties	4,758	3,820
Income taxes payable	2,105	1,470
Environmental reserve	1,460	2,583
Restructuring	720	5,078
Other	7,800	8,629
Accrued liabilities	$65,023	$60,832

Note 10: Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	Balance as of
(in thousands)	January 27, 2019	January 28, 2018
Term loans	$115,312	$131,250
Revolving loans	97,000	97,000
Total debt	212,312	228,250
Current portion	(18,269)	(15,410)
Total long-term debt	194,043	212,840
Debt issuance costs	(1,198)	(1,726)
Total long-term debt, net of debt issuance costs	$192,845	$211,114
Weighted-average interest rate	4.14%	3.19%
On November 15, 2016 (the "Closing Date"), the Company, with certain of its domestic subsidiaries as guarantors (the "Guarantors"), entered into an amended and restated credit agreement ("Credit Agreement") with the lenders party thereto (the "Lenders") and HSBC Bank USA, National Association, as administrative agent, swing line lender and letter of credit issuer (the "Administrative Agent"). Pursuant to the Credit Agreement, the Lenders provided the Company with senior secured first lien credit facilities in an aggregate principal amount of $400.0 million (the "Credit Facility"), consisting of term loans in an aggregate initial principal amount of $150.0 million ("Term Loans") and revolving commitments in an aggregate principal amount of $250.0 million ("Revolving Loans"). Up to $40.0 million of the Revolving Loans may be used to obtain letters of credit, up to $25.0 million of the Revolving Loans may be used to obtain swing line loans, and up to $40.0 million of the Revolving Loans may be used to obtain revolving loans and letters of credit in certain currencies other than U.S. Dollars. The proceeds of the Revolving Loans may be used by the Company for capital expenditures, permitted acquisitions, permitted dividends, working capital, and general corporate purposes. The Credit Facility is scheduled to mature on November 12, 2021.
All of the proceeds of the Credit Facility were used to repay in full all of the obligations outstanding under the Company’s then existing senior secured first lien credit facility and to pay transaction costs in connection with such refinancing.
The Credit Agreement provides that, subject to certain conditions, the Company may request the establishment of one or more additional term loan facilities and/or increases to the Revolving Loans in an aggregate principal amount not to exceed the sum of (a) $150.0 million and (b) the aggregate principal amount of all voluntary prepayments of term loans made prior to the date of incurrence of such additional term loan facilities and/or increases to the Revolving Loans. The Lenders will have an opportunity to, but are not required to participate in the additional term loan facilities and/or increases to the Revolving Loans. If the Lenders do not agree to provide such incremental facilities, the Company may request such additional and/or increased facilities from additional lenders.
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
Commitment fees on the unused portion of the Revolving Loans accrue at a rate per annum ranging from 0.20% to 0.45% depending upon the Company's consolidated leverage ratio, provided the initial commitment fee shall be 0.40% per annum, applicable until two business days following delivery of a compliance certificate by the Company to the Administrative Agent with respect to the first fiscal period ending after the Closing Date. With respect to letters of credit, the Company will pay the Administrative Agent, for the account of the lenders under the revolving credit facility, letter of credit participation fees at a rate per annum equal to the applicable margin then in effect with respect to LIBOR-based loans under the Revolving Loans on the face amount of all outstanding letters of credit. The Company also will pay HSBC Bank USA, National Association, as the issuing bank, a fronting fee for each letter of credit issued under the Credit Facility at a rate equal to 0.125% per annum based on the maximum amount available to be drawn under each such letter of credit, as well as its customary documentation fees.
All obligations of the Company under the Credit Facility are unconditionally guaranteed by each of the Guarantors, which currently consist of all of the direct and indirect domestic subsidiaries of Semtech Corporation. Semtech Corporation and the Guarantors have also pledged substantially all of their assets to secure their obligations under the Credit Facility, including the Company's owned real property located in Camarillo, California.
The outstanding principal balance of the Term Loans will be subject to repayment in quarterly installments. No amortization is required with respect to the Revolving Loans. The Company may voluntarily prepay borrowings under the Credit Facility at any time and from time to time, without premium or penalty, other than customary "breakage costs" and fees for LIBOR-based loans.
The Term Loans must be mandatorily prepaid using the proceeds of certain dispositions of assets and receipt of insurance proceeds, subject to agreed-upon thresholds and exceptions and customary reinvestment rights.
The Credit Agreement contains customary covenants, including limitations on the Company’s ability to, among other things, incur indebtedness, create liens on assets, engage in certain fundamental corporate changes, make investments, sell or otherwise dispose of assets, repurchase stock, pay dividends or make similar distributions, engage in certain transactions with affiliates and make capital expenditures. In addition, the Company must comply with the following financial covenants, tested at the end of each fiscal quarter on a trailing four-quarter basis: (i) a minimum consolidated interest coverage ratio of 3.00 to 1.00 and (ii) a maximum consolidated leverage ratio of 3.00 to 1.00 provided that, such maximum consolidated leverage ratio may be increased to 3.25 to 1.00 or 3.50 to 1.00, as applicable, for the four consecutive fiscal quarters ending on or after the date of consummation of a permitted acquisition which constitutes a "Material Acquisition" under the Credit Agreement, subject to the satisfaction of certain conditions. As of January 27, 2019, the Company was in compliance with its financial covenants.
The Credit Agreement also contains customary provisions pertaining to events of default. If any event of default occurs, the principal, interest, and any other monetary obligations on all the then outstanding amounts can become due and payable immediately by action of the Administrative Agent acting upon the instructions of or with the consent of the Lenders representing more than 50% of the Revolving Loans and outstanding Term Loans or automatically upon the occurrence of certain bankruptcy events related to the Company.
Scheduled maturities of current and long-term Term Loans are as follows:

(in thousands)
Fiscal Year Ending:
2020	$18,750
2021	19,687
2022	76,875
Total debt	$115,312
There are no scheduled principal payments for the Revolving Loans which had an outstanding balance of $97.0 million at January 27, 2019, and is due on or before November 12, 2021.
As of January 27, 2019, the Company had $153.0 million of unused borrowing capacity under the Revolving Loans.
As of January 27, 2019, there were no amounts outstanding under the letters of credit, swing line loans and alternative currency sub-facilities.

Note 11: Share-Based Compensation
Financial Statement Effects and Presentation. The following table summarizes pre-tax share-based compensation included in the Statements of Income for fiscal years 2019, 2018, and 2017:

	Fiscal Year Ended
(in thousands)	January 27, 2019	January 28, 2018	January 29, 2017
Revenue offset (Warrant)	$21,501	$16,219	$5,396
Cost of sales	1,639	1,477	1,591
Selling, general and administrative	41,581	22,423	18,019
Product development and engineering	9,138	7,817	5,822
Share-based compensation	$73,859	$47,936	$30,828
Net change in share-based compensation capitalized into inventory	$—	$(414)	$38
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
The following table summarizes the assumptions used in the Black-Scholes model to determine the fair value of stock options granted in fiscal years 2019, 2018, and 2017:

	Fiscal Year Ended
	January 27, 2019	January 28, 2018	January 29, 2017
Expected lives, in years	4.5	4.2	4.1 - 4.5
Estimated volatility	32.2%	31.7%	31% - 32%
Dividend yield	—	—	—
Risk-free interest rate	2.55% - 2.68%	1.68%	1.04% - 1.51%
Weighted average fair value on grant date	$14.53	$10.70	$5.71

The assumptions used in the Black-Scholes option pricing model were determined as follows:

•	Fair Value of Common Stock - The closing price on the date of the grant.

•	Expected Term - The expected term represents the period that the Company's stock-based awards are expected to be outstanding.

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

•	Dividend Rate - The Company has never declared or paid any cash dividends and do not plan to pay cash dividends in the foreseeable future, and, therefore, use an expected dividend yield of zero.
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
The following table summarizes the activity for stock options for fiscal years 2019:

(in thousands, except for per share amounts)	Number of Shares	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value (1)	Number of Shares Exercisable	Weighted Average Contractual Term (years)
Balance at January 28, 2018	1,345	$26.17	$13,953	807
Options granted	147	47.99
Options exercised	(595)	27.36	12,280
Options cancelled/forfeited	(20)	26.15
Balance at January 27, 2019	877	$29.03	$18,226	472
Exercisable at January 27, 2019	472	$24.37	$11,991		2.3
Vested and expected to vest after January 27, 2019	877	$29.03	$18,226		3.4
(1) The aggregate intrinsic value of stock options vested and exercisable and vested and expected to vest as of January 27, 2019 is calculated based on the difference between the exercise price and the closing price $49.77 of the Company's common stock on January 25, 2019.
The aggregate unrecognized compensation as of January 27, 2019, is $3.2 million to be recognized over 3.0 years.
The following table summarizes information regarding unvested stock option awards at January 27, 2019:

(in thousands, except for per share amounts)	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Grant Date Fair Value (per share)
Balance at January 28, 2018	534	$25.50	$7.10
Options granted	147	47.99	14.53
Options vested	(261)	24.28	6.86
Options forfeited	(20)	26.15	7.30
Balance at January 27, 2019	400	$34.52	$10.07

Performance-Based Restricted Stock Units. The Company grants performance-based restricted stock units to select employees. These awards have a performance condition in addition to a service condition. Prior to fiscal year 2018, the Company granted performance-based restricted stock units with performance metrics that were based on a pre-defined cumulative three-year performance of the Company’s revenue and non-GAAP operating income measured against internal goals. For these awards, the performance was tied to the Company’s performance in the grant year and the succeeding two fiscal years. The performance award recipients must be employed for the entire three-year period, which is the explicit service and requisite service period, and be an active employee at the time of vesting of the awards (cliff vesting at the end of the third year). At January 27, 2019, the performance metrics associated with the remaining outstanding awards, which were issued in fiscal year 2017, were met at a level which resulted in a grant that vested at 180.8% of target. Under the terms of these awards, 187,116 shares will be settled in shares and 187,116 shares will be settled in cash. Shares to be settled in cash have been classified as liabilities and the value of these awards are accrued under "Other liabilities" within the Consolidated Balance Sheets.
The performance-based restricted stock units are valued as of the measurement date and expense is recognized on a straight line basis for the awards expected to vest based on the probability of attainment of the performance condition for each separately vesting portion of the award.
Beginning in fiscal year 2018, the Company granted 215,857 performance-based restricted stock units that have a pre-defined market condition and service condition. These grants are accounted for as equity awards. The market condition is determined based upon the Company’s total shareholder return ("TSR") benchmarked against the TSR of the S&P SPDR Semiconductor ETF (NYSE:XSD) over a one, two and three-year performance period (one-third of the awards vesting each performance period). Award recipients must be employed for the entire performance period and be an active employee at the time of vesting. The Company used a Monte Carlo simulation to determine the grant-date fair value for these awards, which takes into consideration the possible outcomes pertaining to the TSR market condition. The grant-date fair value per unit of the awards granted in the first quarter of fiscal year 2018 for each one, two and three-year performance period is $38.01, $39.76 and $40.89, respectively. The portion of the awards that vested at the end of fiscal year 2019 reflected a performance achievement of 158.1% of target. At January 27, 2019, the market metrics associated with the outstanding awards issued in fiscal year 2018 is expected to be met at a level which would result in a performance achievement of 158.1% of target.
In the first quarter of fiscal year 2019, the Company granted 200,442 performance-based restricted stock units that have a pre-defined market condition and a service condition that are accounted for as equity awards. The market condition is determined based upon the Company’s TSR benchmarked against the TSR of the S&P SPDR Semiconductor ETF (NYSE:XSD) over a one, two, and three-year period (one-third of the awards vesting each performance period). The fiscal year 2019 award recipients must be employed for the entire performance period and be an active employee at the time of vesting. The Company used a Monte Carlo simulation to determine the grant-date fair value for these awards, which takes into consideration the possible outcomes pertaining to the TSR market condition. The grant-date fair value per unit of the awards granted in the first quarter of fiscal year 2019 for each one, two, and three-year performance period is $33.02, $34.85, and $36.52, respectively. The portion of the awards that vested at the end of fiscal year 2019 reflected a performance achievement of 180.2% of target. At January 27, 2019, the market metrics associated with the outstanding awards issued in fiscal year 2019 is expected to be met at a level which would result in a performance achievement of 180.2% of target.
The following table summarizes the activity for performance-based restricted stock units for fiscal years 2019 and 2018:

		Subject to Share Settlement	Subject to Cash Settlement		Weighted Average Grant Date
(in thousands, except for per share amounts)	Total Units	Units	Units	Recorded Liability	Fair Value (per share)
Balance at January 28, 2018	363	255	108	$6,468	$26.58
Performance units granted	287	244	43		32.93
Performance units vested	(431)	(286)	(145)	—	25.83
Performance units cancelled/forfeited	(16)	(10)	(6)		20.28
Change in liability		—		2,845
Balance at January 27, 2019	203	203	—	$9,313	$37.51
The liability associated with performance-based restricted stock units increased by $2.8 million in fiscal year 2019 due to the re-measurement adjustments and changes in the expected performance results. The aggregate unrecognized compensation as of January 27, 2019, is $6.8 million which will be recognized over 1.3 years.
Market Performance Restricted Stock Units. On February 26, 2014, the Company granted its Chief Executive Officer ("CEO") restricted stock units with a market performance condition. The award is eligible to vest during the period commencing February 26, 2014, and ending February 26, 2019 (the "Performance Period") as follows: 30% of the restricted stock units covered by the award will vest if, during any consecutive 120 calendar day period that commences and ends during the Performance Period, the average per-share closing price of the Company’s common stock equals or exceeds $35.00 ("Tranche 1") and the award will vest in full if, during any consecutive 120 calendar day period that commences and ends during the Performance Period, the average per-share closing price of the Company’s common stock equals or exceeds $40.00 ("Tranche 2"). The award will also vest if a majority change in control of the Company occurs during the Performance Period and, in connection with such event, the Company’s stockholders become entitled to receive per-share consideration having a value equal to or greater than $40.00. The fair value of the awards was determined to be $17.26 and $14.88 for Tranche 1 and Tranche 2, respectively, on the grant date by application of the Monte Carlo simulation model. These awards were fully expensed prior to fiscal year 2018.
The following tables summarize the assumptions used in the Monte Carlo simulation model to determine the fair value of restricted stock units granted in fiscal year 2015 for both Tranche 1 and Tranche 2.

	January 25, 2015
	Tranche 1	Tranche 2
Expected life, in years	1.6	2.1
Estimated volatility	34%	34%
Dividend yield	—%	—%
Risk-free interest rate	1.5%	1.5%
Weighted average fair value on grant date	$17.26	$14.88
The following table summarizes the activity for the market performance restricted stock units for the fiscal year ended January 27, 2019:

(in thousands, except for per share amounts)	Total Units	Weighted Average Grant Date Fair Value (per share)
Balance at January 28, 2018	154	$14.88
Market performance units granted	—	—
Market performance units vested	(154)	14.88
Market performance units cancelled/forfeited	—	—
Balance at January 27, 2019	—	$—
Restricted Stock Units, Employees. The Company grants restricted stock units to employees which are expected to be settled with shares of the Company's common stock. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and recognized as an expense over the requisite vesting period (typically 4 years).

(in thousands, except for per share amounts)	Restricted Stock Units, Stock Grants, and Stock Units			Performance Shares (1)
	2019	2018	2017	2019	2018	2017
Units granted	998	983	1,228	287	216	231
Weighted-average grant date fair value	$45.36	$36.96	$22.12	$32.93	$39.55	$17.51
(1) Restricted stock units granted includes awards that will be cash settled of 146,827 units in fiscal year 2019, 0 units in fiscal year 2018, and 115,500 units in fiscal year 2017.
The following table is a summary of the status of non-vested restricted stock unit awards as of January 27, 2019, and changes during the year.

	Restricted Stock Units, Stock Grants, and Stock Units		Performance Shares
(in thousands, except for per share amounts)	Shares	Weighted Average Grant Date Fair Value (per share)	Shares	Weighted Average Grant Date Fair Value (per share)
Nonvested at January 28, 2018	2,175	$28.42	363	$26.58
Granted	998	45.36	287	32.93
Vested	(848)	26.45	(431)	25.83
Forfeited	(121)	32.56	(16)	20.28
Nonvested at January 27, 2019	2,204	$36.62	203	$37.51

The aggregate unrecognized compensation for the non-vested restricted stock units and performance shares as of January 27, 2019, is $63.7 million and $6.8 million, respectively, which will be recognized over 2.3 and 1.3 years, respectively.
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
As of January 27, 2019, the total number of vested but unsettled restricted stock units for non-employee directors is 176,861. As of January 27, 2019, $9.2 million of the liability associated with these awards is included in "Other long-term liabilities" within the Balance Sheets.
Restricted Stock Units, Stock Settled, Non-Employee Directors. As a result of the June 2015 changes to the Company’s director compensation program, beginning in July 2015, the Company began granting new restricted stock units to non-employee Directors which are expected to be settled with shares of the Company's common stock at the time of vesting. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and recognized as an expense over the requisite vesting period (typically one year). As of January 27, 2019, the total number of unvested shares is 12,257.
Award Modifications. In the first quarter of fiscal year 2019, the Company modified the terms of 159,000 fully vested shares held by 8 employees. As a result of the modification, additional compensation cost of $2.8 million was recognized during the first quarter of fiscal year 2019.
Warrant. On October 5, 2016, the Company issued a warrant (the "Warrant") to Comcast Cable Communications Management LLC ("Comcast") to purchase up to 1,086,957 shares (the "Warrant Shares") of the common stock of Semtech Corporation. The Warrant was issued by the Company to Comcast in connection with an agreement between the parties regarding the intended trial deployment by Comcast of a low-power wide-area network in the U.S., based on the Company’s LoRa® devices and wireless radio frequency technology. The Warrant was accounted for as equity and the cost was recognized as an offset to net sales over the respective performance period. The Warrant consisted of five performance tranches. The cost associated with each tranche is recognized based on the fair value at each reporting date until vesting which is the measurement date. On April 27, 2018, the Company accelerated the vesting of the remaining 586,956 unvested shares from the Warrant, resulting in the full recognition of the remaining costs to be recognized for the Warrant. For the fiscal year ended January 27, 2019, the revenue offset reflects the cost associated with the Warrant of $21.5 million, including $15.9 million related to the acceleration. As of January 27, 2019, the Warrant was fully-vested and exercisable for a total of 869,565 shares, with no additional costs to be recognized in future periods. The Warrant was fully exercised and no longer outstanding as of March 15, 2019.

Note 12: Income Taxes
The Company's regional income before income taxes is as follows:

	Fiscal Year Ended
(in thousands)	January 27, 2019	January 28, 2018	January 29, 2017
Domestic	$(20,211)	$(14,421)	$(19,602)
Foreign	83,309	74,292	92,662
Total	$63,098	$59,871	$73,060
The (benefit) provision for income taxes consists of the following:

	Fiscal Year Ended
(in thousands)	January 27, 2019	January 28, 2018	January 29, 2017
Current income tax provision
Federal	$(147)	$2,108	$—
State	—	—	—
Foreign	21,753	13,442	16,034
Subtotal	21,606	15,550	16,034
Deferred income tax (benefit) provision
Federal	(25,367)	7,701	107
State	—	—	—
Foreign	3,677	(60)	2,258
Subtotal	(21,690)	7,641	2,365
(Benefit) provision for income taxes	$(84)	$23,191	$18,399
The (benefit) provision for income taxes reconciles to the amount computed by applying the statutory federal rate to income before taxes as follows:

	Fiscal Year Ended
(in thousands)	January 27, 2019		January 28, 2018		January 29, 2017
Federal income tax at statutory rate	$13,223		$20,222		$25,571
State income taxes, net of federal benefit	(55)		(159)		—
Foreign taxes differential	2,910		(8,698)		(12,074)
Tax credits generated	(3,344)		(3,278)		(2,864)
Changes in valuation allowance	(23,029)		(41,911)		5,578
Non-taxable gain on sale	—		—		(2,978)
Changes in uncertain tax positions	2,219		1,538		1,047
Equity compensation	1,849		(8,333)		2,553
Permanent differences	—		264		448
GILTI and Subpart F income	1,164		299		266
Impact of US tax reform	1,904	(1)	65,442	(2)	—
Other	3,075		(2,195)		852
(Benefit) provision for income taxes	$(84)		$23,191		$18,399
(1) Impact of US tax reform for fiscal year 2019 includes a tax benefit from overall reduction to transition tax of approximately $5.0 million, and a tax expense from reduction to foreign tax credits of approximately $6.9 million. During fiscal year 2019, the Company continues to maintain a valuation allowance against foreign tax credits. The transition tax, net of deferreds, resulted in no current income tax payable.
(2) Impact of US tax reform for fiscal year 2018 includes $66.5 million of expense due to the estimated impact of the transition tax, net of foreign tax credits generated.
In prior fiscal years, the Company received an income tax benefit from tax rate differentials due to its presence in foreign jurisdictions such as Switzerland and Canada where statutory rates were lower than U.S. federal tax rates. This income tax benefit is reflected in the line item "Foreign taxes differential." This line also includes the benefit of the Swiss Ruling discussed below. However, for the current year, due to the US rate being lower than the tax rate in the Company’s larger foreign jurisdictions, such as Canada, there is an overall provision expense for foreign jurisdictions in fiscal year 2019.
On December 6, 2016, the Company was granted a tax holiday ("Tax Holiday") with an effective date of January 30, 2017. This Tax Holiday replaced the previous Swiss Ruling. The Tax Holiday provides Semtech (International) AG with a 70% reduction to the Cantonal tax rate, bringing the statutory Cantonal tax rate down from 12.56% to 3.77%. The maximum benefit under this Tax Holiday is CHF 500.0 million of cumulative after tax profit which equates to a maximum potential tax savings of CHF 44.0 million. The Tax Holiday is effective for five years and can be extended for an additional five years if the Company meets certain staffing targets by January 30, 2022.
The Tax Cuts and Jobs Act of 2017
On December 22, 2017, the U.S. enacted the Tax Act that instituted fundamental changes to the taxation of multinational corporations. The Tax Act includes changes to the taxation of foreign earnings by implementing a dividend exemption system, expansion of the current anti-deferral rules, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. The Tax Act also includes a permanent reduction in the corporate tax rate to 21%, repeal of the corporate alternative minimum tax, expensing of capital investment, and limitation of the deduction for interest expense. Furthermore, as part of the transition to the new tax system, a one-time transition tax is imposed on a U.S. shareholder’s historical undistributed earnings of foreign affiliates. Although the Tax Act is generally effective January 1, 2018, GAAP required recognition of the tax effects of new legislation during the reporting period that includes the enactment date, which was December 22, 2017.
As a result of the impact of the Tax Act, the SEC provided guidance (Staff Accounting Bulletin 118 (“SAB 118”)) that allows public companies to record provisional amounts for those impacts, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment. As of January 28, 2018, the Company had not completed the accounting for the tax effects of the Tax Act. Therefore, the Company recorded provisional amounts for the effects of the Tax Act, including but not limited to, the following primary impacts of the Tax Act: re-measurement of deferred tax assets and liabilities and the estimated calculation of the one-time mandatory transition tax on undistributed earnings of foreign affiliates. The final accounting for the Tax Act was completed during fiscal year 2019.
Corporate Tax Rate Change: For the year ended January 28, 2018, the Company recorded an income tax benefit of approximately $2.6 million due to the decrease in the corporate tax rate from 35% to 21% and resulting re-measurement of the Company’s indefinite-lived deferred tax liability. As of January 27, 2019, the Company finalized the analysis and did not make any adjustment to the provisional amount recorded for the year ended January 28, 2018.
Global Intangible Low Taxed Income: In addition to the changes described above, the Tax Act imposed a U.S. tax on global intangible low taxed income (“GILTI”) that is earned by certain foreign affiliates owned by a U.S. shareholder. The GILTI provisions effectively tax the foreign earnings of U.S. multinational companies at 10.5%, half the current corporate tax rate. During fiscal year 2019, as a result of the Company obtaining the information necessary to evaluate the impact of the GILTI provisions, the Company finalized its analysis regarding the interplay of foreign tax credits associated with this income, which are allowed against the U.S. tax liability generated as a result of the GILTI provision, and the potential impact on the related valuation allowance. As a result, the Company recorded a tax benefit of $15.8 million during the first quarter of fiscal year 2019 related to the reduction of the valuation allowance on certain U.S. deferred tax assets generated prior to fiscal year 2019. In accordance with guidance issued by the FASB, the Company has made a policy election to treat future taxes related to GILTI as a current period expense in the reporting period in which the tax is incurred. For fiscal year 2019, the Company recorded approximately $0.9 million of provision expense related to GILTI inclusions.
Mandatory Transition Tax: For the year ended January 28, 2018, the Company recorded a provisional income tax expense of $2.1 million (net of valuation allowance) due to the imposition of the mandatory transition tax on the deemed repatriation of undistributed foreign earnings. In connection with this expense, the Company has estimated that it will utilize approximately $78.4 million of tax attributes, resulting in a current tax liability of $1.1 million. As of January 27, 2019, the Company completed it’s accounting for the tax effects of the Tax Act and was able to use approximately $76.5 million of tax attributes to completely offset any cash tax liability resulting from the transition tax. During the fourth quarter of fiscal year 2019, the Company completed the final accounting related to the remeasurement of its existing deferred tax assets under SAB 118 and recorded a net $1.9 million increase to the tax provision expense.
Undistributed Foreign Earnings: Prior to the enactment of the Tax Act, with few exceptions, U.S. federal income and foreign withholding taxes had not been provided on the excess of the amount for financial reporting over the tax basis of investments in the Company’s foreign subsidiaries that were essentially permanent in duration. With the enactment of the Tax Act, all post-1986 previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, the Company has determined that $516.0 million of foreign earnings will continue to be reinvested indefinitely outside of the U.S. As a result, the Company has not provided any tax on these amounts because the Company believes that it currently has the ability to keep those earnings indefinitely invested and the Company has specific plans for reinvestment of these undistributed foreign earnings. In connection with the enactment of the Tax Act, the Company has determined it will remit approximately $240.0 million of foreign earnings in the foreseeable future, and as a result, has established a deferred income tax liability for the withholding tax that will be due upon distribution of these earnings. During fiscal year 2019, approximately $80.0 million of foreign earnings were remitted, and the deferred income tax liability for the withholding tax was adjusted accordingly.
While management believes the amounts recorded during fiscal year 2019 represent reasonable estimates of the ultimate impact U.S. tax reform will have on the Company’s consolidated financial statements, it is possible the Company may materially adjust these amounts in consideration of future administrative guidance, notices, implementation regulations, potential legislative amendments and interpretations. These adjustments could have a material impact on the Company’s Balance Sheets and Statements of Income.
The components of the net deferred income tax assets and liabilities at January 27, 2019 and January 28, 2018 are as follows:

(in thousands)	January 27, 2019	January 28, 2018
Non-current deferred tax asset:
Inventory reserve	4,984	2,406
Bad debt reserve	17	659
Accrued service fees	—	306
Foreign tax credits	2,996	9,987
Research credit carryforward	6,693	11,707
NOL carryforward	8,773	8,326
Payroll and related accruals	8,133	7,344
Share-based compensation	14,150	9,282
Foreign pension deferred	832	477
Accrued sales reserves	763	—
Other deferred assets	1,031	1,847
Valuation allowance	(18,912)	(41,050)
Total non-current deferred tax asset	29,460	11,291
Non-current deferred tax liabilities:
Goodwill and other intangibles	(3,227)	(5,844)
Property, plant and equipment	(6,482)	(4,955)
Repatriation of foreign earnings	(8,158)	(10,427)
Other non-current deferred tax liabilities	(592)	(511)
Total non-current deferred tax liabilities	(18,459)	(21,737)
Net deferred tax assets (liabilities)	$11,001	$(10,446)
As of January 27, 2019, the Company had federal and state net operating loss carryforwards of $3.3 million and $107.7 million, respectively, which, subject to certain limitations, are available to offset future taxable income through fiscal year 2039. The Company believes the change in control limitations will impact its ability to utilize the federal net operating losses and therefore has set up a full valuation allowance.
In the first quarter of fiscal year 2018, the Company adopted FASB ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). Under the amended guidance, all excess tax benefits and tax deficiencies will be recognized in the Statements of Income as they occur. This replaced the previous guidance, which required tax benefits that exceed compensation cost ("windfalls") to be recognized in additional paid in capital. It also eliminates the need to maintain a windfall pool, and removes the requirement to delay recognizing a windfall until it reduces current taxes payable. For fiscal year 2019, the Company recognized a windfall tax benefit of $1.3 million.
As of January 27, 2019, the Company had gross federal and state research credits available of approximately $7.8 million and $14.9 million, respectively, which are available to offset taxable income. These credits will expire between fiscal years 2031 through 2039. The Company also had gross Canadian research credits available of approximately $3.3 million. These credits will expire between fiscal years 2029 through 2039.
As of January 27, 2019 and January 28, 2018, the Company had approximately $29.9 million and $30.6 million of net deferred tax assets, respectively, the majority of which are in the U.S. and Canada. The Company has recorded valuation allowances of $18.9 million and $41.1 million against its deferred tax assets at January 27, 2019 and January 28, 2018, respectively, based on the Company's assessment of its ability to utilize its deferred tax assets. The valuation allowances established relate to certain

U.S. deferred tax assets, for which the Company has determined that it is more likely than not that a benefit will not be realized. In considering whether a valuation allowance was required for the Company's U.S. deferred income tax assets, the Company considered all available positive and negative evidence. Positive evidence considered included reversing taxable temporary differences. Negative evidence considered included the cumulative pre-tax losses in the U.S. recorded during the three-year period ended January 27, 2019, on both an annual and cumulative basis.
Based on the weight of all available evidence, the Company concluded that the negative evidence outweighed the positive evidence and that it was more likely than not that the U.S. state deferred tax assets that cannot be realized through the reversal of taxable temporary differences would not be realized. As a result, the Company established a partial valuation allowance against the deferred tax assets in the U.S. that will not be realized through the reversal of taxable temporary differences and released the associated valuation allowance in the first quarter of fiscal year 2019 with an associated tax benefit of $15.8 million.
Changes in the valuation allowance for the three years ended January 27, 2019 are summarized in the table below:

	Fiscal Year Ended
(in thousands)	January 27, 2019	January 28, 2018	January 29, 2017
Beginning balance	$41,050	$82,961	$77,383
Additions	152	74	5,578
Releases	(22,290)	(41,985)	—
Ending balance	$18,912	$41,050	$82,961
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (before federal impact of state items) is as follows:

	Fiscal Year Ended
(in thousands)	January 27, 2019	January 28, 2018
Beginning balance	$16,059	$11,452
Additions based on tax positions related to the current year	2,642	5,789
Reductions for tax positions of prior years, net	—	(1,182)
Reductions for settlements with tax authorities	(408)	—
Ending balance	$18,293	$16,059
Included in the balance of gross unrecognized tax benefits at January 27, 2019 and January 28, 2018, are $4.5 million and $3.9 million, respectively, of net tax benefits (after federal impact of state items) that, if recognized, would impact the effective tax rate.
The liability for UTP is reflected on the Balance Sheets as follows:

	Fiscal Year Ended
(in thousands)	January 27, 2019	January 28, 2018
Deferred tax assets - non-current	$12,492	$12,135
Other long-term liabilities	4,479	3,924
Total accrued taxes	$16,971	$16,059
The Company’s policy is to include net interest and penalties related to unrecognized tax benefits within the provision for taxes on the Statements of Income. Since the Company has sufficient research and development ("R&D") credit carryforwards, there would be no cash tax liability, and therefore no additional penalties or interest accrued during fiscal year 2019. The Company had approximately $0.0 million of net interest and penalties accrued at January 27, 2019 and January 28, 2018.
Tax years prior to 2013 (the Company’s fiscal year 2014) are generally not subject to examination by the Internal Revenue Service ("IRS") except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. For state returns, the Company is generally not subject to income tax examinations for years prior to 2012 (the Company’s fiscal year 2013). The Company has a significant tax presence in Switzerland for which Swiss tax filings have been examined through fiscal year 2018. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates. The Company believes that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with the Company's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

Note 13: Commitments and Contingencies
Leases
The Company leases facilities and certain equipment under operating lease arrangements expiring in various years through fiscal year 2027. The aggregate minimum annual lease payments under leases in effect on January 27, 2019 are as follows:
Minimum Annual Lease Payments

(in thousands)
Fiscal Year Ending:
2020	$5,049
2021	3,712
2022	2,133
2023	1,040
2024	819
Thereafter	1,273
Total minimum lease commitments	$14,026
Rent expense was $6.3 million, $5.9 million, and $6.7 million for fiscal years 2019, 2018, and 2017, respectively. The Company received $138,000, $141,000, and $131,000 of sub-lease income in fiscal years 2019, 2018, and 2017, respectively.
Unconditional Purchase Commitments
The following table shows the Company’s open capital commitments and other open purchase commitments for the purchase of plant, equipment, raw material, supplies and services:

(in thousands)	Less than 1 year	1-3 years	Total
Open capital purchase commitments	$7,749	$—	$7,749
Other open purchase commitments	51,362	6,223	57,585
Total purchase commitments	$59,111	$6,223	$65,334
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
The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based on the latest determinations by the RWQCB and the most recent actions taken pursuant to the remedial action plan, the Company continues to estimate the range of probable loss between $5.3 million and $7.5 million. To date, the Company has made $3.4 million in payments towards the remedial action plan, and as of January 27, 2019, the Company has accrued $1.9 million related to this. Given the uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss. Therefore, the Company has recorded the minimum amount of probable loss. These estimates could change as a result of changes in planned remedial actions, further actions from the regulatory agency, remediation technology, and other factors.
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
The product warranty accrual reflects the Company’s best estimate of probable liability under its product warranties. The Company accrues for known warranty issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical experience. Historically, warranty expense and the related accrual has been immaterial to the Company’s consolidated financial statements.
Retirement Plans
The Company contributed $1.0 million, $1.3 million, and $1.2 million, respectively, in fiscal years 2019, 2018, and 2017 to the 401(k) retirement plan maintained for its employees based in the U.S.
In addition, the Company also contributed $0.6 million, $0.8 million, and $1.0 million in fiscal years 2019, 2018, and 2017 to a defined contribution plan for its employees in Canada.
The Company has a defined benefit pension plan for the employees of its Swiss subsidiary (the "Swiss Plan"). The Swiss Plan is a multiple-employer plan that provides government mandated retirement, death, and disability benefits. Under the Swiss Plan, the Company and its employees make government mandated minimum contributions. Minimum contributions are based on the respective employee’s age, salary, and gender. As of January 27, 2019, the Swiss Plan had an unfunded net pension obligation of approximately $6.4 million, plan assets of approximately $25.7 million, and a projected benefit obligation of approximately $32.1 million. Net periodic pension expense and contributions made by the Company for fiscal year 2019 were $0.4 million and $0.9 million, respectively. The entire pension liability has been classified as non-current because the current portion of the liability is not material.

Although the Swiss Plan originated in prior years, the Company accounted for the Swiss Plan in accordance with ASC 715-30 Defined Benefit Plans - Pensions starting in fiscal year 2017. The Company evaluated the impact of not recording the net pension obligation in the Balance Sheets and corresponding charges in net income and total comprehensive income in the Statements of Income and Statements of Comprehensive Income in the historical periods presented, and concluded that the effect was immaterial. The Company corrected the immaterial error in fiscal year 2017 by recording an out of period expense, computed as of February 1, 2016, resulting in a decrease of $1.4 million in net income, an increase in the pension obligation of $5.8 million, an increase in deferred income tax assets of $1.3 million, and a decrease to accumulated other comprehensive income of $3.1 million.
Deferred Compensation
The Company maintains a deferred compensation plan for certain officers and key executives that allow participants to defer a portion of their compensation for future distribution at various times permitted by the plan. This plan provides for a discretionary Company match up to a defined portion of the employee’s deferral, with any match subject to a vesting period.
Under this plan, the Company incurred an expense, net of forfeitures, of $1.3 million, $6.0 million, and $4.3 million in the fiscal years ended 2019, 2018, and 2017, respectively.
The Company’s liability for the deferred compensation plan is presented below:

(in thousands)	January 27, 2019	January 28, 2018
Accrued liabilities	$2,203	$2,333
Other long-term liabilities	27,251	28,197
Total deferred compensation liabilities under this plan	$29,454	$30,530
The Company has purchased whole life insurance on the lives of certain current deferred compensation plan participants. This Company-owned life insurance is held in a grantor trust and is intended to cover a majority of the Company’s costs of the deferred compensation plan. The cash surrender value of the Company-owned life insurance was $20.4 million and $22.3 million as of January 27, 2019, and January 28, 2018, respectively, and is included in "Other assets" on the Balance Sheets.
Earn-out Liability
Pursuant to the terms of the amended earn-out arrangement ("Cycleo Earn-out") with the former shareholders of Cycleo SAS ("Cycleo Earn-out Beneficiaries"), which the Company acquired in March 2012, as of January 27, 2019, the Company potentially may make payments totaling up to approximately $14.6 million based on the achievement of a combination of certain revenue and operating income milestones over a defined period ("Cycleo Defined Earn-out Period"). The Cycleo Defined Earn-out Period covers the period April 27, 2015, to April 26, 2020. For certain of the Cycleo Earn-out Beneficiaries, payment of the earn-out liability is contingent upon continued employment and is accounted for as post-acquisition compensation expense over the service period. The portion of the earn-out liability that is not dependent on continued employment is not considered as compensation expense. The Company has recorded a liability for the Cycleo Earn-out of $4.5 million and $5.5 million as of January 27, 2019, and January 28, 2018.
Pursuant to the terms of an earn-out arrangement ("AptoVision Earn-out") with the former shareholders of AptoVision, which the Company acquired in July 2017, as of January 27, 2019, the Company potentially may make payments totaling up to approximately $47.0 million based on the achievement of a combination of certain net revenue, adjusted earnings and product development targets measured from the acquisition date through July 26, 2020.
A summary of earn-out liabilities, included in "Accrued liabilities" and "Other long-term liabilities" on the Balance Sheets, by classification follows:

	Balance at January 27, 2019			Balance at January 28, 2018
(in thousands)	AptoVision	Cycleo	Total	AptoVision	Cycleo	Total
Compensation expense	$—	$4,052	$4,052	$—	$4,408	$4,408
Not conditional upon continued employment	2,161	462	2,623	21,000	668	21,668
Interest expense	—	—	—	—	444	444
Total liability	$2,161	$4,514	$6,675	$21,000	$5,520	$26,520

Amount expected to be settled within twelve months	$1,298	$1,978	$3,276

Note 14: Segment Information
Segment Information
The Company's CEO functions as the Chief Operating Decision Maker ("CODM"). The Company’s CODM makes operating decisions and assesses performance based on these operating segments. As part of a realignment strategy, during the first quarter of fiscal year 2019, the Company restructured and combined the Power and High-Reliability operating segment with the Wireless and Sensing operating segment to better align resources with our LoRa® initiatives. This resulted in the Company having three operating segments compared to previously having four operating segments. The three operating segments: Protection, Signal Integrity, and Wireless and Sensing, all have similar economic characteristics and have been aggregated into one reportable segment identified in the table below as the "Semiconductor Products Group".
The Company’s assets are commingled among the various operating segments and the CODM does not use that information in making operating decisions or assessing performance. Therefore, the Company has not included asset information by reportable segment below.
Net sales by reportable segment are as follows:

	Fiscal Year Ended
(in thousands)	January 27, 2019	January 28, 2018	January 29, 2017
Semiconductor Products Group	$627,196	$587,847	$544,067
All others	—	—	205
Total	$627,196	$587,847	$544,272
Income by segment and reconciliation to consolidated operating income:

	Fiscal Year Ended
(in thousands)	January 27, 2019	January 28, 2018	January 29, 2017
Semiconductor Products Group	$186,975	$160,810	$126,271
All others	—	—	23,406
Operating income by segment	186,975	160,810	149,677
Items to reconcile segment operating income to consolidated income before taxes
Share-based compensation	73,859	47,936	30,828
Intangible amortization	26,649	27,867	25,301
Investment impairments	30,000	4,250	—
Changes in the fair value of contingent earn-out obligations	(9,419)	3,892	(215)
Other non-segment related expenses	(2,591)	12,189	7,455
Amortization of fair value adjustments related to acquired property, plant and equipment	—	190	2,227
Interest expense, net	9,202	7,963	9,300
Non-operating expense, net	(3,823)	(3,348)	1,721
Income before taxes	$63,098	$59,871	$73,060

Information by Product Line
The Company operates exclusively in the semiconductor industry and primarily within the analog and mixed-signal sector.
The table below provides net sales activity by product line on a comparative basis for all periods.

	Fiscal Year Ended
(in thousands, except percentages)	January 27, 2019		January 28, 2018		January 29, 2017
Signal Integrity	$276,040	44%	$263,015	45%	$258,824	47%
Wireless and Sensing	190,589	30%	164,569	28%	140,774	26%
Protection	182,068	29%	176,482	30%	149,865	28%
Systems Innovation	—	—%	—	—%	205	—%
Other: Warrant Shares	(21,501)	(3)%	(16,219)	(3)%	(5,396)	(1)%
Total net sales	$627,196	100%	$587,847	100%	$544,272	100%
The cost of the Warrant granted is recognized as an offset to net sales over the respective performance period (see Note 11 for discussion regarding Share-Based Compensation).
Information by Sales Channel

	Fiscal Year Ended
(in thousands)	January 27, 2019	January 28, 2018	January 29, 2017
Distributor	$442,518	$390,618	$348,070
Direct	206,179	213,448	201,598
Other: Warrant Shares	(21,501)	(16,219)	(5,396)
Total net sales	$627,196	$587,847	$544,272
Geographic Information
The Company generates virtually all of its sales from its Semiconductor Products Group through sales of analog and mixed-signal devices.
Sales activity by geographic region is as follows:

	Fiscal Year Ended
(in thousands, except percentages)	January 27, 2019		January 28, 2018		January 29, 2017
Asia-Pacific	$480,680	76%	$439,342	75%	$412,167	76%
North America	118,664	19%	121,144	21%	94,123	17%
Europe	49,353	8%	43,580	7%	43,378	8%
Other: Warrant Shares	(21,501)	(3)%	(16,219)	(3)%	(5,396)	(1)%
Total net sales	$627,196	100%	$587,847	100%	$544,272	100%
The Company attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total sales for at least one of the periods presented:

	Fiscal Year Ended
(percentage of total net sales)	January 27, 2019	January 28, 2018	January 29, 2017
China (including Hong Kong)	55%	51%	48%
United States	11%	9%	9%
Total net sales	66%	60%	57%

Significant Customers
The following significant customers accounted for at least 10% of net sales in one or more of the periods indicated

	Fiscal Year Ended
(percentage of net sales)	January 27, 2019	January 28, 2018	January 29, 2017
Trend-tek Technology Ltd (and affiliates)	14%	10%	10%
Frontek Technology Corporation (and affiliates)	11%	7%	8%
Arrow Electronics (and affiliates)	10%	11%	10%
Samsung Electronics (and affiliates)	8%	8%	7%
Premier Technical Sales Korea, Inc. (and affiliates) (1)	4%	6%	4%
(1) Premier is a distributor with a concentration of sales to Samsung. The above percentages represent the Company's estimate of the sales activity related to Samsung that is passing through this distributor.
The following table shows customers that have an outstanding receivable balance that represents at least 10% of total net receivables as of one or more of the dates indicated:

	Fiscal Years
(percentage of net receivables)	2019	2018
Trend-tek Technology Ltd (and affiliates)	11%	8%
Frontek Technology Corporation (and affiliates)	10%	9%
Long-lived Assets
Long-lived assets, which consist of property, plant and equipment, net of accumulated depreciation and classified by location are summarized as follows:

	Fiscal Year Ended
(in thousands)	January 27, 2019	January 28, 2018
United States	$46,285	$48,289
Rest of North America	34,493	34,941
Asia and all others	28,871	31,624
Europe	8,839	9,752
Total	$118,488	$124,606
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
The net book value of equipment and machinery that are consigned to multiple foundries in China is $17.4 million and $15.4 million as of January 27, 2019, and January 28, 2018, respectively. The net book value of equipment and machinery that are consigned to a foundry in Malaysia is $5.6 million and $6.1 million as of January 27, 2019, and January 28, 2018, respectively.
Outside Subcontractors and Suppliers
The Company relies on a limited number of third-party subcontractors and suppliers for the production of silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, including due to natural disasters such as an earthquake or other causes, could delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. Several of the Company’s third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Israel and Taiwan. A significant amount of the Company’s assembly and test operations are conducted by third-party contractors in China, Malaysia, Taiwan, Thailand, South Korea and the Philippines. For fiscal year 2019, approximately 16% of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in China, and this percentage could be higher in future periods. For fiscal years 2018 and 2017, approximately 20% and 25% of the Company’s silicon in terms of cost of wafers was supplied by this third-party foundry in China, respectively. Generally, the Company does not have long-term contracts with its distributors and most can terminate their agreement with little or no notice. For fiscal year 2019, the Company's two largest distributors were based in Asia.

Note 15: Restructuring
From time to time, the Company takes steps to realign the business to focus on high-growth areas, provide customer value and make the Company more efficient. As a result, the Company has realigned resources and infrastructure, which resulted in restructuring expense of $0.7 million, $6.3 million, and $2.3 million in fiscal years 2019, 2018, and 2017, respectively.
Restructuring related liabilities are included in "Accrued liabilities" in the Balance Sheets as of January 27, 2019, and January 28, 2018, respectively. Restructuring charges are presented in "Selling, general and administrative" in the Statements of Income.
Activity under the restructuring plans is summarized in the following table:

(in thousands)	One-time employee termination benefits	Contract commitments	Total
Balance at January 31, 2016	$342	$—	$342
Charges	2,282	—	2,282
Cash payments	(2,611)	—	(2,611)
Balance at January 29, 2017	13	—	13
Charges	5,615	686	6,301
Cash payments	(1,565)	—	(1,565)
Balance at January 28, 2018	4,063	686	4,749
Charges	695	—	695
Cash payments	(4,038)	(397)	(4,435)
Balance at January 27, 2019	$720	$289	$1,009

Note 16: Stock Repurchase Program
The Company maintains a stock repurchase program that was initially approved by its Board of Directors in March 2008. The stock repurchase program does not have an expiration date and the Company’s Board of Directors has authorized expansion of the program over the years. The following table summarizes activity under the program for the fiscal years listed below:

	Fiscal Year Ended
	January 27, 2019		January 28, 2018		January 29, 2017
(in thousands, except number of shares)	Shares	Value	Shares	Value	Shares	Value
Shares repurchased under the stock repurchase program	2,448,133	$116,210	442,607	$14,849	39,024	$1,005
Total treasury shares required	2,448,133	$116,210	442,607	$14,849	39,024	$1,005
As of January 27, 2019, the Company had repurchased $267.6 million in shares of its common stock under the program since its inception and the remaining authorization under the program was $180.8 million. Under the program, the Company may repurchase its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. The Company’s repurchases may be made through Rule 10b5-1 and/or Rule 10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. The Company intends to fund repurchases under the program from cash on hand. The Company has no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.

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
At January 27, 2019, the Company had the following outstanding foreign exchange contracts:

(in thousands)
Foreign Exchange Contracts	Number of Instruments	Sell Notional Value	Buy Notional Value
Sell USD/Buy GBP Forward Contract	6	$3,910	£3,000
Total	6
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
The Company had no outstanding foreign exchange contracts at January 28, 2018. The table below summarizes the carrying values of derivative instruments as of January 27, 2019:

	Carrying Values of Derivative Instruments as of January 27, 2019
(in thousands)	Fair Value - Assets (2)	Fair Value - (Liabilities) (2)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts (1)	$69	$—	$69
Total derivatives	$69	$—	$69
(1) Assets are included in "Other current assets" and liabilities are included in "Accrued liabilities" within the Balance Sheets.
(2) The fair values of the foreign exchange forward contracts are valued using Level 2 inputs. Please refer to Note 5.

The following table summarizes the amount of income recognized from derivative instruments for the fiscal years ended January 27, 2019, and January 28, 2018, as well as the line items within the accompanying Statements of Income where the results are recorded for cash flow hedges:

	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain or Loss into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from AOCI into Income (Effective Portion)		Location of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Fiscal Year Ended			Fiscal Year Ended			Fiscal Year Ended
(in thousands)	January 27, 2019	January 28, 2018		January 27, 2019	January 28, 2018		January 27, 2019	January 28, 2018
Sell USD/Buy CHF Forward Contract	$—	$—	SG&A	$—	$—	SG&A	$—	$—
Sell USD/Buy CAD Forward Contract	(244)	841	SG&A	244	(841)	SG&A	1	4
Sell USD/Buy GBP Forward Contract	80	364	SG&A	(11)	(690)	SG&A	—	—
	$(164)	$1,205		$233	$(1,531)		$1	$4
The estimated net amount of the existing gains that are reported in accumulated other comprehensive income as of January 27, 2019, that is expected to be reclassified into earnings within the next twelve months was $0.1 million.

Note 18: Selected Quarterly Financial Data (Unaudited)
The following tables set forth the Company’s Statements of Income data for each of the eight quarterly periods ended January 27, 2019, as well as that data expressed as a percentage of the Company’s net sales for the quarters presented. The sum of quarterly per share amounts may differ from year to date amounts due to rounding.
Selected Quarterly Financial Data (Unaudited)

	Fiscal Year 2019				Fiscal Year 2018
	Quarters Ended				Quarters Ended
(in thousands, except per share amounts)	January 27, 2019	October 28, 2018	July 29, 2018	April 29, 2018	January 28, 2018	October 29, 2017	July 30, 2017	April 30, 2017
Net sales	$160,006	$173,550	$163,211	$130,429	$140,614	$150,304	$153,127	$143,802
Gross profit	98,867	106,562	100,124	71,469	85,401	89,419	92,236	84,915
Operating income (loss)	26,771	41,867	32,936	(3,097)	14,009	17,579	18,892	18,256
Net income (loss)	$13,340	$12,165	$25,169	$12,382	$(1,297)	$13,338	$12,564	$11,821
Earnings per share:
Basic	$0.20	$0.18	$0.38	$0.19	$(0.02)	$0.20	$0.19	$0.18
Diluted	$0.20	$0.18	$0.37	$0.18	$(0.02)	$0.20	$0.19	$0.18
Weighted average number of shares used in computing earnings per share:
Basic	65,525	66,014	66,063	66,324	66,310	66,194	65,763	65,839
Diluted	68,165	68,731	68,880	68,195	66,310	67,817	67,470	67,376

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the CEO and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) as of January 27, 2019. Based on that evaluation, the Company’s CEO and CFO have concluded that such disclosure controls and procedures were effective as of such date.
Changes in Internal Controls
There have been no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Management on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934, as amended (the "Exchange Act") Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework, our management has concluded that as of January 27, 2019 the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Deloitte & Touche LLP, an independent registered public accounting firm, audited the consolidated financial statements included in this report, and has audited our internal control over financial reporting as of January 27, 2019 as stated in their report included below.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Semtech Corporation
Camarillo, California

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Semtech Corporation and subsidiaries (the "Company") as of January 27, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 27, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 27, 2019, of the Company and our report dated March 21, 2019, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.
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

March 21, 2019

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
We have adopted a written Code of Conduct that applies to everyone in the Company, including our CEO, CFO and Controller. Our Code of Conduct serves as our written code of ethics for those officers, and for persons performing similar functions. Our current Code of Conduct is incorporated in this Annual Report on Form 10-K for fiscal year 2019 as Exhibit 14. The Code of Conduct is also available at the Corporate Governance section of the Investors page on our website at www.semtech.com. Alternatively, you can request a copy of the Code of Conduct free of charge by sending a written request to the Company’s Secretary at 200 Flynn Road, Camarillo, CA 93012. If we make any substantive amendments to the Code of Conduct or grant any waiver, including an implicit waiver, from the Code of Conduct to our CEO, CFO or Controller, we will within four business days of the event disclose the nature of the amendment or waiver on our website or in a report on Form 8-K.
The information relating to our directors, our nominees for directors, and our executive officers pursuant to Items 401; and Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K required by this item will be contained under the caption "Proposal 1: Election of Directors" in our Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 13, 2019, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act and is hereby specifically incorporated by reference thereto.
The information required pursuant to Item 405 of Regulation S-K will be contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our Definitive Proxy Statement relating to our annual meeting of stockholders, to be held on June 13, 2019, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act and is hereby specifically incorporated by reference thereto.

Item 11.	Executive Compensation
The information required under this item will appear under the captions "Director Compensation," "Compensation Discussion and Analysis", "Executive Compensation" and related discussion and disclosure thereto, in the Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 13, 2019, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item will appear under the captions "Beneficial Ownership of Securities," "Securities Authorized for Issuance under Equity Compensation Plans" and related discussion and disclosure thereto, in the Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 13, 2019, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required under this item will appear under the captions "Election of Directors (Proposal Number 1)" "Corporate Governance, Transactions with Related Parties" and related discussion and disclosure thereto, in the Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 13, 2019, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 14.	Principal Accounting Fees and Services
The information required under this item will appear under the captions "Independent Accountant Fees," and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services" and related discussion and disclosure thereto, in the Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 13, 2019, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

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

SCHEDULE II
SEMTECH CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
THREE YEARS ENDED JANUARY 27, 2019

Total of Accounts Receivable and Other Sales Allowances	Balance at Beginning of Year (1)	Charged (Reversal) to Costs and Expenses	Deductions	Balance at End of Year
Year ended January 29, 2017	$7,792,799	$951,612	$(514,436)	$8,229,975
Year ended January 28, 2018	$8,229,975	$11,365,813	$(10,506,484)	$9,089,304
Year ended January 27, 2019	$1,705,907	$9,854,148	$(10,785,661)	$774,394
(1) For fiscal year 2019, as a result of the adoption of ASC 606, $7.4 million of sales allowances was reclassified from "Accounts receivable" to "Accrued liabilities" on the Balance Sheets.

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
Exhibit 10.1 to the Company’ Current Report on Form 8-K filed on November 16, 2016

10.2	*	Form of Indemnification Agreement for Directors and Executive Officers	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 24, 2010

10.3	*	Employment Offer Letter to Mohan Maheswaran, accepted as of March 12, 2006	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 14, 2006

10.4	*	Letter Agreement, dated as of February 27, 2014, by and between the Company and Mohan Maheswaran	Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 28, 2014

10.5	*	Letter Agreement, dated as of December 19, 2014, by and between the Company and Mohan Maheswaran	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 22, 2014

10.6	*	Employment Offer Letter to Emeka Chukwu, accepted as of November 11, 2006	Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2007

10.7	*	Memo to Emeka Chukwu, dated April 5, 2007	Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2007

10.8	*	Semtech Corporation Executive Change in Control Retention Plan	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 22, 2014

10.9	*	Form of Participation Agreement under the Semtech Corporation Executive Change in Control Retention Plan	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 22, 2014

10.10	*	Letter Agreement dated as of August 17, 2015 by and between Semtech Canada Corporation and Gary M. Beauchamp	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 18, 2015

10.11	*	Letter Agreement dated as of August 28, 2018 by and between Semtech Canada Corporation and Gary M. Beauchamp	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2018

10.12	*	Amended Semtech Corporation Executive (non-CEO) Bonus Plan, as amended and restated on November 15, 2017	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2017

10.13	*	Semtech Corporation Chief Executive Officer Bonus Plan, as amended and restated on November 15, 2017	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2017

10.14	*	Form of Long-Term Stock Incentive Plan Restricted Stock Unit Award Certificate	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2008

10.15	*	Semtech Corporation 2008 Long-Term Equity Incentive Plan	Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2008

10.16	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Option Award Certificate for Non-Employee Directors	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.17	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Stock Unit Award Certificate for Non-Employee Directors	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.18	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Employee Restricted Stock Award Certificate for Non-Employee Directors	Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.19	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Employee Option Award Certificate	Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.20	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Option Award Agreement for Non-Employee Directors	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2011

10.21	*	Semtech Corporation 2009 Long-Term Equity Inducement Plan	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 15, 2009

10.22	*	Form of Semtech Corporation 2009 Long-Term Equity Inducement Plan Award Agreements (Time-Based Vesting)	Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010

10.23	*	Semtech Corporation 2007 SMI Assumed Plan	Exhibit 4.3 to the Company’s Registration Statement on Form S-8, Registration No. 333-163780, filed on December 16, 2009

10.24	*	Semtech Corporation 2013 Long-Term Equity Incentive Plan	Exhibit 10.1 to our Current Report on Form 8-K filed on June 24, 2013

10.25	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Restricted Stock Unit Award Agreement for Ownership Grants	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016

10.26	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Performance Stock Unit Award Agreement	Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016

10.27	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Stock Option Award Agreement for Employees in Switzerland	Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016

10.28	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Stock Option Award Certificate for Non-Employee Directors	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2016

10.29	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Non-Employee Director Stock Unit Award Certificate (Deferred)	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2016

10.30	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Non-Employee Director Stock Unit Award Certificate (Non-Deferred)	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2016

10.31	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Stock Option Award Agreement for Employees	Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016

10.32	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Restricted Stock Unit Award Agreement for Employees	Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016

10.33	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Performance Unit Award Certificate	Exhibit 10.40 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2017

10.34	*	Policy Regarding Director Compensation	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2018

10.35	*	Semtech Corporation 2017 Long-Term Equity Incentive Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2017

10.36	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Executive Ownership Restricted Stock Unit Award Certificate	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.37	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Restricted Stock Unit Award Certificate	Filed herewith

10.38	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Performance Unit Award Certificate	Filed herewith

10.39	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Option Award Certificate	Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.40	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Option Award Certificate - Switzerland Employees	Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.41	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Non-Employee Director Stock Unit Award Certificate (deferred)	Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.42	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Non-Employee Director Stock Unit Award Certificate (non-deferred)	Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.43	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Option Award Certificate (non-employee director)	Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.44	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Restricted Stock Unit Award Certificate (rollover award in accordance with acquisition of AptoVision)	Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.45	*	The Executive Nonqualified Excess Plan of Semtech Corporation (Amended and Restated Effective as of March 1, 2019)	Filed herewith

10.46	*	CEO Restricted Stock Unit Award Certificate dated March 5, 2019	Filed herewith

10.47	*	CEO Performance Stock Unit Award Certificate-Relative TSR dated March 5, 2019	Filed herewith

10.48	*	CEO Performance Stock Unit Award Certificate-Absolute Stock Price dated March 5, 2019	Filed herewith

14		Semtech Corporation Code of Conduct	Exhibit 14.1 to the Company’s Current Report on Form 8-K filed June 28, 2010

21.1		Subsidiaries of the Company	Filed herewith

23.1		Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP	Filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.	Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.	Filed herewith

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

Semtech Corporation

Date: March 21, 2019	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 21, 2019	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer
Director

Date: March 21, 2019	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: March 21, 2019	/s/ Rockell N. Hankin
Rockell N. Hankin
Chairman of the Board

Date: March 21, 2019	/s/ James P. Burra
James P. Burra
Director

Date: March 21, 2019	/s/ Bruce C. Edwards
Bruce C. Edwards
Director

Date: March 21, 2019	/s/ Ye Jane Li
Ye Jane Li
Director

Date: March 21, 2019	/s/ James T. Lindstrom
James T. Lindstrom
Director

Date: March 21, 2019	/s/ Carmelo J. Santoro
Carmelo J. Santoro
Director

Date: March 21, 2019	/s/ Sylvia Summers
Sylvia Summers
Director

Date: March 21, 2019	/s/ Rodolpho Cardenuto
Rodolpho Cardenuto
Director

Date: March 21, 2019	/s/ Saar Gillai
Saar Gillai
Director