Form 10-Q
period 2019-04-28
SEMTECH CORP
filed 2019-05-29
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 28, 2019
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
(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code: (805) 498-2111
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock par value $0.01 per share	SMTC	The Nasdaq Global Select Market
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

Number of shares of Common Stock, $0.01 par value per share, outstanding at May 24, 2019: 66,677,107

SEMTECH CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED APRIL 28, 2019

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
Potential factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

•	fluctuation in the Company’s future results;

•	downturns in the business cycle;

•	rapid decline in the average selling prices of the Company's products;

•	reduced demand for the Company’s products due to global economic conditions;

•
changes in the U.S. and global social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment, including potential increases on tariffs of goods imported into the U.S.;

•
export restrictions and laws affecting the Company's trade and investments including the adoption and expansion of trade restrictions, including on Huawei Technologies Co., Ltd., or the occurrence of trade wars;

•	business interruptions;

•	the Company’s reliance on a limited number of suppliers and subcontractors for components and materials;

•	potentially insufficient liability insurance if the Company’s products are found to be defective;

•	obsolete inventories as a result of changes in demand and change in life cycles for the Company’s products;

•	the Company’s inability to successfully develop and sell new products;

•	lengthy and expensive product qualification processes without any assurance of product sales;

•	the Company’s products failing to meet industry standards;

•	the Company’s inability to protect intellectual property rights;

•	the Company suffering losses if its products infringe the intellectual property rights of others;

•	the Company’s need to commit resources to product production prior to receipt of purchase commitments;

•	increased business risk resulting from significant business with foreign customers;

•	the Company’s foreign currency exposures;

•	the Company's inability to adequately compete against larger, more established entities;

•	increased competition due to industry consolidation;

•	the loss of any one of the Company’s significant customers;

•	volatility of customer demand;

•	termination of a contract by a distributor;

•	sales of our products on the gray market;

•	the Company’s failure to maintain effective internal control over financial reporting and disclosure controls and procedures;

•	government regulations and other standards, including those that impose operational and reporting requirements;

•	any impact on the Company from changes leading up to and following the United Kingdom’s likely exit from the European Union;

•	the Company’s failure to comply with applicable environmental regulations;

•	increase in the Company’s cost of doing business as a result of having to comply with the codes of conduct of certain of the Company’s customers and suppliers;

•	changes in tax law, including effective tax rates;

•	taxation of Company sales in non-U.S. jurisdictions;

•	potential increased tax liabilities and effective tax rate if the Company needs to repatriate funds held by foreign subsidiaries;

•	the Company’s limited experience with government contracting;

•	potential government investigations and inquiries;

•	loss of the Company’s key personnel;

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
Additionally, forward-looking statements should be considered in conjunction with the cautionary statements contained in this Quarterly Report on Form 10-Q, including, without limitation, information under the captions "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" and additional factors that accompany the related forward-looking statements in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the fiscal year ended January 27, 2019 including, without limitation information under the caption "Risk Factors", in other filings with the U.S. Securities and Exchange Commission, and in material incorporated herein and therein by reference. In light of the significant risks and uncertainties inherent in the forward-looking information included herein that may cause actual performance and results to differ materially from those predicted, any such forward-looking information should not be regarded as representations or guarantees by the Company of future performance or results, or that its objectives or plans will be achieved, or that any of its operating expectations or financial forecasts will be realized. Reported results should not be considered an indication of future performance. Investors are cautioned not to place undue reliance on any forward-looking information contained herein, which reflect management’s analysis only as of the date hereof. Except as required by law, the Company assumes no obligation to publicly release the results of any update or revision to any forward-looking statement that may be made to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated or future events, or otherwise.
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

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	April 28, 2019	April 29, 2018
Net sales	$131,354	$130,429
Cost of sales	50,079	58,960
Gross profit	81,275	71,469
Operating costs and expenses:
Selling, general and administrative	38,377	41,406
Product development and engineering	27,099	26,199
Intangible amortization	5,143	6,961
Changes in the fair value of contingent earn-out obligations	(2,161)	—
Total operating costs and expenses	68,458	74,566
Operating income (loss)	12,817	(3,097)
Interest expense, net	(2,467)	(2,190)
Non-operating income, net	1,043	190
Income (loss) before taxes and equity in net losses of equity method investments	11,393	(5,097)
(Benefit) for income taxes	(2,312)	(17,510)
Net income before equity in net losses of equity method investments	13,705	12,413
Equity in net losses of equity method investments	(411)	(31)
Net income	$13,294	$12,382
Earnings per share:
Basic	$0.20	$0.19
Diluted	$0.20	$0.18
Weighted average number of shares used in computing earnings per share:
Basic	66,105	66,324
Diluted	67,976	68,195
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	April 28, 2019	April 29, 2018
Net income	$13,294	$12,382
Other comprehensive income, net:
Unrealized (loss) gain on foreign currency cash flow hedges	(51)	47
Realized gain on foreign currency cash flow hedges	(29)	—
Change in employee benefit plans	68	(16)
Other comprehensive (loss) income, net	(12)	31
Comprehensive income	$13,282	$12,413
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	April 28, 2019	January 27, 2019
Assets
Current assets:
Cash and cash equivalents	$287,302	$312,120
Accounts receivable, less allowances of $662 and $774, respectively	66,459	79,223
Inventories	73,480	63,679
Prepaid taxes	11,186	8,406
Other current assets	18,620	21,876
Total current assets	457,047	485,304
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $199,723 and $196,033, respectively	126,169	118,488
Deferred tax assets	14,365	14,362
Goodwill	351,141	351,141
Other intangible assets, net	31,415	36,558
Other assets	73,273	57,028
TOTAL ASSETS	$1,053,410	$1,062,881
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$40,713	$43,183
Accrued liabilities	39,394	65,023
Deferred revenue	4,942	3,439
Current portion - long-term debt	18,281	18,269
Total current liabilities	103,330	129,914
Non-current liabilities:
Deferred tax liabilities	3,646	3,363
Long term debt, less current portion	188,270	192,845
Other long-term liabilities	62,938	54,078

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 66,644,921 outstanding and 78,136,144 issued and 65,238,255 outstanding, respectively	785	785
Treasury stock, at cost, 11,491,223 shares and 12,897,889 shares, respectively	(327,442)	(346,218)
Additional paid-in capital	437,278	456,791
Retained earnings	588,224	574,930
Accumulated other comprehensive loss	(3,619)	(3,607)
Total stockholders’ equity	695,226	682,681
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,053,410	$1,062,881
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(unaudited)

	Common Stock					Accumulated Other
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Comprehensive Loss	Stockholders’ Equity
Balance at January 27, 2019	65,238,255	$785	$456,791	$574,930	$(346,218)	$(3,607)	$682,681
Net income	—	—	—	13,294	—	—	13,294
Other comprehensive loss	—	—	—	—	—	(12)	(12)
Stock-based compensation	—	—	10,364	—	—	—	10,364
Repurchase of outstanding common stock	(2,211)	—	—	—	(110)	—	(110)
Treasury stock reissued	1,408,877	—	(29,877)	—	18,886	—	(10,991)
Balance at April 28, 2019	66,644,921	$785	$437,278	$588,224	$(327,442)	$(3,619)	$695,226

	Common Stock					Accumulated Other
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Comprehensive (Loss) Income	Stockholders’ Equity
Balance at January 28, 2018	66,280,129	$785	$415,056	$502,346	$(251,974)	$(1,200)	$665,013
Cumulative-effect adjustment to beginning balance from adoption of ASU 2014-09	—	—	—	11,104	—	—	11,104
Cumulative-effect adjustment to beginning balance from adoption of ASU 2016-16	—	—	—	(1,594)	—	—	(1,594)
Net income	—	—	—	12,382	—	—	12,382
Other comprehensive income	—	—	—	—	—	31	31
Stock-based compensation	—	—	33,474	—	—	—	33,474
Repurchase of outstanding common stock	(645,144)	—	—	—	(25,325)	—	(25,325)
Treasury stock reissued	505,607	—	(10,166)	—	8,435	—	(1,731)
Balance at April 29, 2018	66,140,592	$785	$438,364	$524,238	$(268,864)	$(1,169)	$693,354
The accompanying notes are an integral part of these consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	April 28, 2019	April 29, 2018
Cash flows from operating activities:
Net income	$13,294	$12,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,824	12,453
Accretion of deferred financing costs and debt discount	125	136
Deferred income taxes	226	(15,614)
Share-based compensation and warrant costs	11,328	35,516
Gain on disposition of assets	(106)	(10)
Earn-out liabilities	(2,161)	—
Equity in net losses of equity method investments	411	31
Corporate owned life insurance, net	1,025	(254)
Changes in assets and liabilities:
Accounts receivable, net	12,764	(7,844)
Inventories	(9,801)	5,609
Other assets	598	(1,098)
Accounts payable	(1,639)	3,203
Accrued liabilities	(28,174)	(6,852)
Deferred revenue	1,503	(180)
Income taxes payable	(2,105)	(1,698)
Other liabilities	(1,371)	(751)
Net cash provided by operating activities	6,741	35,029
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	113	27
Purchase of property, plant and equipment	(15,258)	(4,935)
Purchase of investments	(625)	(5,490)
Proceeds from sale of investments	—	1,601
Net cash used in investing activities	(15,770)	(8,797)
Cash flows from financing activities:
Payments of term loans	(4,688)	(3,750)
Payment for employee share-based compensation payroll taxes	(12,372)	(5,769)
Proceeds from exercise of stock options	1,381	4,038
Repurchase of outstanding common stock	(110)	(25,325)
Net cash used in financing activities	(15,789)	(30,806)
Net decrease in cash and cash equivalents	(24,818)	(4,574)
Cash and cash equivalents at beginning of period	312,120	307,923
Cash and cash equivalents at end of period	$287,302	$303,349
Supplemental disclosure of cash flow information
Income taxes paid	$1,730	$648
Interest paid	$2,212	$1,929
Non-cash items
Capital expenditures in accounts payable	$1,193	$2,054
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
Fiscal Year
The Company reports results on the basis of 52 and 53 week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in the fourth quarter of 53-week years. The first quarter of fiscal years 2020 and 2019 each consisted of 13 weeks.
Principles of Consolidation
The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company, in accordance with accounting principles generally accepted in the United States ("GAAP") and on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2019 ("Annual Report"). In the opinion of the Company, these interim unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the financial position of the Company for the interim periods presented. All intercompany balances have been eliminated. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the interim unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for a complete set of consolidated financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report. The results reported in these interim unaudited condensed consolidated financial statements should not be regarded as indicative of results that may be expected for any subsequent period or for the entire year.
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
Acquisitions
On August 17, 2018, the Company, through its subsidiary Semtech (International) AG, a Swiss corporation, entered into a share purchase agreement to purchase all of the outstanding equity interests of Trackio International AG, a Swiss corporation, and its subsidiaries (collectively, "TrackNet"), for an aggregate purchase price of approximately $8.5 million (the "TrackNet Acquisition"). TrackNet is a provider of LoRa-based end-to-end solutions for the IoT and provides expertise and intellectual property that will be integrated into the Company's business to support its goal of enabling the growing ecosystem around the Company's LoRa® devices and wireless radio frequency technology. The Company attributed $4.3 million to goodwill (see Note 7) and $3.0 million and $0.3 million was attributed to the estimated fair values of the intangible and tangible net assets acquired, respectively. The goodwill is not deductible for tax purposes. The transaction was completed on December 11, 2018 and accounted for as a business combination. Net revenues, earnings and pro forma results of operations have not been presented because they are not material to the Company’s consolidated financial statements.
On May 2, 2018, the Company acquired substantially all the assets of IC Interconnect, Inc. (“ICI”) for an aggregate purchase price of approximately $7.4 million. The addition of ICI is aimed at further enhancing the Company’s U.S. research and development capabilities for its next-generation Z-PakTM platform. $4.9 million was attributed to goodwill (see Note 7) and $2.5 million was attributed to the estimated fair values of the tangible net assets acquired. The goodwill is deductible for tax purposes. The transaction was accounted for as a business combination. Net revenues, earnings, and pro forma results of operations have not been presented because they are not material to the Company’s consolidated financial statements.
Settlements
On August 1, 2018, the Company announced the settlement of a lawsuit filed against HiLight Semiconductor Limited and related individual defendants in accordance with which the Company is to be paid approximately $9.0 million to cover damages for claims, costs and attorneys' fees. The Company recorded a gain of $6.7 million and $1.3 million in the second and third quarters of fiscal year 2019, respectively. The Company recorded a gain of $1.0 million during the first quarter of fiscal year 2020. All recoveries from this settlement are presented within "Selling, general and administrative" ("SG&A") in the Statements of Income in the period the cash is received.
Recent Accounting Standards Adopted
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by requiring the recognition of right-of-use ("ROU") assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.
In July 2018, the FASB issued additional guidance on the accounting for leases. The guidance provides companies with another transition method by allowing entities to recognize a cumulative-effect adjustment to the opening balance of retained earnings as of the date of adoption. Under this method, financial information related to periods prior to adoption will be as originally reported under Accounting Standards Codification ("ASC") 840, Leases. Upon adoption as of January 28, 2019, the Company recorded ROU assets of $13.0 million and lease liabilities of $13.8 million; there was no other impact from the adoption. The difference between the ROU assets and lease liabilities primarily represents the existing deferred rent liabilities balance, resulting from historical straight-lining of operating leases, which was effectively reclassified upon adoption to reduce the measurement of the ROU assets. The adoption of the standard did not have an impact on the Company’s shareholder's equity and did not have a material impact on the Company’s results from operations and cash flows.
The new standard provides several optional practical expedients in transition. The Company elected a transition package of three practical expedients permitted within the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification, and initial direct costs. The Company elected the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of ROU assets.
The Company also made accounting policy elections, including a short-term lease exception policy, permitting it to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less), and an accounting policy to account for lease and non-lease components as a single component for equipment leases.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI), which gives entities the option to reclassify to retained earnings the tax effects resulting from the Tax Cuts and Jobs Act (“Tax Act”) related to items in AOCI that the FASB refers to as having been stranded in AOCI. The new guidance may be applied retrospectively to each period in which the effect of the Tax Act is recognized in the period of adoption. The Company must adopt this guidance for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for periods for which financial statements have not yet been issued or made available for issuance, including the period the Tax Act was enacted. The guidance, when adopted, will require new disclosures regarding a company’s accounting policy for releasing the tax effects in AOCI and permit the Company the option to reclassify to retained earnings the tax effects resulting from the Tax Act that are stranded in AOCI. The Company adopted this guidance in the first quarter of fiscal year 2020. Adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815). The new standard is designed to refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption, including adoption in an interim period, is permitted. The Company adopted this guidance in the first quarter of fiscal year 2020. Adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
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

Note 2: Earnings per Share
The computation of basic and diluted earnings per common share was as follows:

	Three Months Ended
(in thousands, except per share amounts)	April 28, 2019	April 29, 2018
Net income	$13,294	$12,382

Weighted average common shares outstanding - basic	66,105	66,324
Dilutive effect of stock options and restricted stock units	1,871	1,871
Weighted average common shares outstanding - diluted	67,976	68,195

Basic earnings per common share	$0.20	$0.19
Diluted earnings per common share	$0.20	$0.18

Anti-dilutive shares not included in the above calculations	500	146

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

Note 3: Share-Based Compensation
Financial Statement Effects and Presentation. The following table summarizes pre-tax share-based compensation included in the Statements of Income for the three months ended April 28, 2019 and April 29, 2018.

	Three Months Ended
(in thousands)	April 28, 2019	April 29, 2018
Revenue offset	$—	$21,501
Cost of sales	427	328
Selling, general and administrative	8,344	11,462
Product development and engineering	2,557	2,225
Share-based compensation	$11,328	$35,516

Warrant. On October 5, 2016, the Company issued a warrant (the "Warrant") to Comcast Cable Communications Management LLC ("Comcast") to purchase up to 1,086,957 shares (the "Warrant Shares") of the common stock of Semtech Corporation. The Warrant was issued by the Company to Comcast in connection with an agreement between the parties regarding the intended trial deployment by Comcast of a low-power wide-area network in the U.S., based on the Company’s LoRa® devices and wireless radio frequency technology. The Warrant was accounted for as equity and the cost was recognized as an offset to net sales over the respective performance period. The Warrant consisted of five performance tranches. The cost associated with each tranche had been recognized based on the fair value at each reporting date until vesting which was the measurement date. On April 27, 2018, the Company accelerated the vesting of the remaining 586,956 unvested shares from the Warrant ("Acceleration Event"), resulting in the full recognition of the remaining costs to be recognized for the Warrant. For the three month period ended April 29, 2018, the revenue offset reflects the cost associated with the Warrant of $21.5 million, including $15.9 million related to the Acceleration Event. As of January 27, 2019, the Warrant was fully-vested and exercisable for a total of 869,565 shares, with no additional costs to be recognized in future periods. The Warrant was fully exercised and no longer outstanding as of March 15, 2019.
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
In the first quarter of fiscal year 2020, the Company granted 106,000 performance-based restricted stock units that have a pre-defined market condition and a service condition that are accounted for as equity awards. The market condition is determined based upon the Company’s total stockholder return ("TSR") benchmarked against the TSR of the S&P SPDR Semiconductor ETF (NYSE:XSD) over a one, two and three year period (one-third of the awards vesting each performance period). The fiscal year 2020 award recipients must be employed for the entire performance period and be an active employee at the time of vesting of the awards. The Company used a Monte Carlo simulation to determine the grant-date fair value for these awards, which takes into consideration the possible outcomes pertaining to the TSR market condition. The grant-date fair value per unit of the awards granted in the first quarter of fiscal year 2020 for each one, two and three year performance period is $55.82, $59.36 and $61.45, respectively.
In the first quarter of fiscal year 2020, the Company granted to the CEO, 160,000 performance-based restricted stock units that have a pre-defined market condition and a service condition that are accounted for as equity awards. The market condition is determined based upon the Company’s TSR benchmarked against the TSR of the S&P SPDR Semiconductor ETF (NYSE:XSD) over a one, two, three and four year period (one-fourth of the awards vesting each performance period). The CEO must be employed for the entire performance period and be an active employee at the time of vesting of the awards. The Company used a Monte Carlo simulation to determine the grant-date fair value for these awards, which takes into consideration the possible outcomes pertaining to the TSR market condition. The grant-date fair value per unit of the awards granted in the first quarter of fiscal year 2020 for each one, two, three and four year performance period is $55.82, $59.36, $61.45 and $62.98, respectively.

Market Performance Restricted Stock Units. On March 5, 2019, the Company granted its CEO 320,000 restricted stock units with a market performance condition. The award is eligible to vest during the period commencing March 5, 2019, and ending March 5, 2024 (the "Performance Period") as follows: 30% of the restricted stock units covered by the award will vest if, during any consecutive 30 trading day period that commences and ends during the Performance Period, the average per-share closing price of the Company’s common stock equals or exceeds $71.00 ("Tranche 1") and the remaining 70% of the restricted stock units covered by the award will vest if, during any consecutive 30 trading day period that commences and ends during the Performance Period, the average per-share closing price of the Company’s common stock equals or exceeds $95.00 ("Tranche 2").

The award will also vest if a majority change in control of the Company occurs during the Performance Period and, in connection with such event, the Company’s stockholders become entitled to receive per-share consideration equal to or in excess of the per-share performance targets. Specifically, if stockholders become entitled to receive per-share consideration equal to or in excess of $71.00 then thirty percent (30%) of the award will vest and become nonforfeitable. If the per share consideration is greater than $71.00 but less than $95.00 then 30% of the award and a pro-rata percentage of the remaining 70% of the award will vest and become nonforfeitable. If the per share consideration is equal to or greater than $95.00 the entire award will vest and become nonforfeitable. The fair value for each unit of the awards was determined to be $44.32 and $33.19 for Tranche 1 and Tranche 2, respectively, on the grant date by application of the Monte Carlo simulation model.

The following tables summarize the assumptions used in the Monte Carlo simulation model to determine the fair value of restricted stock units granted in fiscal year 2020 for both Tranche 1 and Tranche 2.

	April 28, 2019
	Tranche 1	Tranche 2
Expected life, in years	1.0	2.1
Estimated volatility	34.3%	34.3%
Dividend yield	—%	—%
Risk-free interest rate	2.5%	2.5%
Weighted average fair value on grant date	$44.32	$33.19

Award Modifications. In the first quarter of fiscal year 2019, the Company modified the terms of 159,000 fully vested shares held by 8 employees. As a result of the modification, additional compensation cost of $2.8 million was recognized during the first quarter of fiscal year 2019.

Note 4: Investments
The following table summarizes the Company’s available-for-sale securities:

	April 28, 2019			January 27, 2019
(in thousands)	Market Value	Adjusted Cost	Gross Unrealized Gain	Market Value	Adjusted Cost	Gross Unrealized Gain
Convertible debt	$3,605	$3,605	$—	$3,105	$3,105	$—
Total other assets	$3,605	$3,605	$—	$3,105	$3,105	$—

The following table summarizes the maturities of the Company’s available-for-sale securities:

	April 28, 2019		January 27, 2019
(in thousands)	Market Value	Adjusted Cost	Market Value	Adjusted Cost
Within 1 year	$3,605	$3,605	$3,105	$3,105
After 1 year through 5 years	—	—	—	—
Total investments	$3,605	$3,605	$3,105	$3,105

The Company's available-for-sales securities consisted of investments in convertible debt instruments issued by privately-held companies and is included in "Other current assets" in the Balance Sheets.

Note 5: Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured and recorded at fair value on a recurring basis were presented in the Company's Balance Sheets as follows:

	Fair Value as of April 28, 2019				Fair Value as of January 27, 2019
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Convertible debt	$3,605	$—	$—	$3,605	$3,105	$—	$—	$3,105
Derivative financial instruments	8	—	8	—	69	—	69	—
Total financial assets	$3,613	$—	$8	$3,605	$3,174	$—	$69	$3,105

Financial liabilities:
AptoVision Earn-out	$—	$—	$—	$—	$2,161	$—	$—	$2,161
Cycleo Earn-out	462	—	—	462	462	—	—	462
Derivative financial instruments	18	—	18	—	—	—	—	—
Total financial liabilities	$480	$—	$18	$462	$2,623	$—	$—	$2,623

During the three months ended April 28, 2019, the Company had no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3. As of April 28, 2019 and January 27, 2019, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
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

A reconciliation of the change in the earn-out liability during the three months ended April 28, 2019 is as follows:

(in thousands)	AptoVision	Cycleo	Total
Balance at January 27, 2019	$2,161	$462	$2,623
Changes in the fair value of contingent earn-out obligations	(2,161)	—	(2,161)
Balance at April 28, 2019	$—	$462	$462

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
The Company’s long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes. The fair value of the Company’s Term Loans (as defined in Note 8) is $110.6 million and $115.3 million as of April 28, 2019 and January 27, 2019, respectively. The fair value of the Company's Revolving Loans (as defined in Note 8) is $97.0 million as of both April 28, 2019 and January 27, 2019, respectively. These are based on Level 2 inputs which are derived from transactions with similar amounts, maturities, credit ratings and payment terms.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company reduces the carrying amounts of its goodwill, intangible assets, long-lived assets and non-marketable equity securities to fair value when held for sale or determined to be impaired.
For its investment in non-marketable equity interests, the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of its equity investments during the first three months of fiscal year 2020.

Note 6: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

(in thousands)	April 28, 2019	January 27, 2019
Raw materials	$2,157	$2,057
Work in progress	50,617	44,530
Finished goods	20,706	17,092
Inventories	$73,480	$63,679

Note 7: Goodwill and Intangible Assets
Goodwill – Changes in the carrying amount of goodwill by applicable reporting unit were as follows:

(in thousands)	Signal Integrity	Wireless and Sensing	Protection	Total
Balance at January 27, 2019	$274,085	$72,128	$4,928	$351,141
Additions	—	—	—	—
Balance at April 28, 2019	$274,085	$72,128	$4,928	$351,141
The reporting units are the same as the operating segments which are part of a single reportable segment. The difference between the fair value and the carrying amount of these reporting units is one of several factors the Company considers when assessing whether to perform the first step of the goodwill impairment test.

Goodwill is tested for impairment at the reporting unit level during the fourth quarter of each fiscal year. In addition to its annual review, the Company performs a test of impairment when indicators of impairment are present. As of April 28, 2019, there was no indication of impairment of the Company's goodwill balances.
Purchased Intangibles – The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions, which continue to be amortized:

		April 28, 2019			January 27, 2019
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technologies	5-8 years	$167,930	$(140,704)	$27,226	$167,930	$(136,544)	$31,386
Customer relationships	3-10 years	34,031	(32,142)	1,889	34,031	(31,159)	2,872
Total finite-lived intangible assets		$201,961	$(172,846)	$29,115	$201,961	$(167,703)	$34,258

Amortization expenses recorded in the Statements of Income for each period were as follows:

	Three Months Ended
(in thousands)	April 28, 2019	April 29, 2018
Core technologies	$4,160	$5,528
Customer relationships	983	1,433
Total amortization expense	$5,143	$6,961

The following table sets forth the Company’s indefinite-lived intangible assets resulting from additions to in-process research and development:

(in thousands)	Net Carrying Value
Value at January 27, 2019	$2,300
In-process research and development through acquisitions	—
Value at April 28, 2019	$2,300

Indefinite-lived intangible assets are tested for impairment annually on the first day of the fourth quarter or more frequently if events or changes in circumstances (each, a “triggering event”) would more likely than not reduce the carrying value of the asset below its fair value, calculated as the future discounted cash flows that asset is expected to generate. Management did not identify any triggering events during the quarter ended April 28, 2019, that would require an interim impairment analysis.

Note 8: Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	Balance as of
(in thousands)	April 28, 2019	January 27, 2019
Term loans	$110,625	$115,312
Revolving loans	97,000	97,000
Total debt	207,625	212,312
Current portion	(18,281)	(18,269)
Total long-term debt	189,344	194,043
Debt issuance costs	(1,074)	(1,198)
Total long-term debt, net of debt issuance costs	$188,270	$192,845
Weighted-average interest rate	4.12%	4.14%

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
The outstanding principal balance of the Term Loans is subject to repayment in quarterly installments. No amortization is required with respect to the Revolving Loans. As of April 28, 2019, the Company was in compliance with all financial covenants required under the Credit Facility.
Scheduled maturities of current and long-term Term Loans are as follows:

(in thousands)
Fiscal Year Ending:
2020	$14,062
2021	19,688
2022	76,875
Total Term Loans	$110,625

As of April 28, 2019, the Company had $153.0 million of unused borrowing capacity under the Revolving Loans.
As of April 28, 2019, there were no amounts outstanding under the letters of credit, swing line loans and alternative currency sub-facilities.

Note 9: Income Taxes
The Company’s effective tax rate differs from the statutory federal income tax rate of 21% primarily due to regional mix of income and excess tax benefits from stock-based compensation.
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (before the federal impact of state items) is as follows:

(in thousands)
Balance at January 27, 2019	$18,293
Additions/(decreases) based on tax positions related to the current year	(12)
Balance at April 28, 2019	$18,281

Included in the balance of gross unrecognized tax benefits at April 28, 2019 and January 27, 2019 are $4.4 million and $4.5 million, respectively, of net tax benefits (after federal impact of state items), that, if recognized, would impact the effective tax rate, prior to consideration of any required valuation allowance.
The liability for UTP is reflected in the Balance Sheets as follows:

(in thousands)	April 28, 2019	January 27, 2019
Deferred tax assets - non-current	$12,531	$12,492
Other long-term liabilities	4,425	4,479
Total accrued taxes	$16,956	$16,971

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
The Company’s regional income (loss) from continuing operations before taxes and equity in net losses of equity method investments is as follows:

	Three Months Ended
(in thousands)	April 28, 2019	April 29, 2018
Domestic	$(8,468)	$(7,700)
Foreign	19,861	2,603
Total	$11,393	$(5,097)

Note 10: Leases
The Company has operating leases for real estate, vehicles, and office equipment. Real estates leases are used to secure office space for the Company's administrative, engineering and production support activities. The Company's leases have remaining lease terms of 1 to 7 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.
The components of lease expense for the three months ended April 28, 2019 were as follows:

(in thousands)
Operating lease cost	$1,214
Short-term lease cost	78
Sublease income	(33)
Total lease cost	$1,259

Supplemental cash flow information for the three months ended April 28, 2019 related to leases was as follows:

(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$1,250
Right-of-use assets obtained in exchange for new operating lease liabilities	$—

Weighted-average remaining lease term - operating leases	4 years
Weighted-average discount rate - operating leases	6.6%

Supplemental balance sheet information as of April 28, 2019 related to leases was as follows:

(in thousands)
Operating lease right-of-use assets (1)	$11,981

Other current liabilities (1)	$4,210
Operating lease liabilities (1)	8,554
Total operating lease liabilities	$12,764
(1) Operating lease right-of-use assets are included in "Other assets", other current liabilities are included in "Accrued liabilities" and operating lease liabilities are included in "Other long-term liabilities" within the Balance Sheets.

Maturities of lease liabilities as of April 28, 2019 are as follows:

(in thousands)
Fiscal Year Ending:
2020 (remaining nine months)	$3,837
2021	3,857
2022	2,485
2023	1,454
2024	1,188
2025	1,023
Thereafter	874
Total lease payments	14,718
Less imputed interest	(1,954)
Total	$12,764

As of April 28, 2019, the Company has an additional operating lease, primarily for office space, that it has yet to occupy for a value of approximately $3.2 million. The operating lease will commence at the end of fiscal year 2020 with a lease term of 7 years.

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

The Company decided not to continue to pursue the administrative appeal and has been complying with RWQCB orders and direction, and is implementing an approved remedial action plan (prepared by an environmental firm retained by the Company) addressing the cleanup of soil, groundwater, and soil vapor at the site. Remedial actions pursuant to an approved plan are ongoing.

The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based on the latest determinations by the RWQCB and the most recent actions taken pursuant to the remedial action plan, the Company continues to estimate the range of probable loss between $5.3 million and $7.5 million. To date, the Company has made $3.6 million in payments towards the remedial action plan, and as of April 28, 2019, the Company has accrued $1.7 million related to this. Given the uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss. Therefore, the Company has recorded the minimum amount of probable loss. These estimates could change as a result of changes in planned remedial actions, further actions from the regulatory agency, remediation technology, and other factors.
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
Deferred Compensation
The Company maintains a deferred compensation plan for certain officers and key executives that allow participants to defer a portion of their compensation for future distribution at various times permitted by the plan. This plan provides for a discretionary Company match up to a defined portion of the employee's deferral, with any match subject to a vesting period.
The Company's liability for the deferred compensation plan is presented below:

(in thousands)	April 28, 2019	January 27, 2019
Accrued liabilities	$2,203	$2,203
Other long-term liabilities	29,836	27,251
Total deferred compensation liabilities under this plan	$32,039	$29,454

The Company has purchased whole life insurance on the lives of certain current deferred compensation plan participants. This Company-owned life insurance is held in a grantor trust and is intended to cover a majority of the Company's costs of the deferred compensation plan. The cash surrender value of the Company-owned life insurance was $22.1 million and $20.4 million as of April 28, 2019 and January 27, 2019, respectively, and is included in "Other assets" on the Balance Sheets.
Earn-out Liability
Pursuant to the terms of an amended earn-out arrangement ("Cycleo Earn-out") with the former shareholders of Cycleo SAS ("Cycleo Earn-out Beneficiaries"), which the Company acquired in March 2012, as of April 28, 2019, the Company potentially may make payments totaling up to approximately $14.6 million based on the achievement of a combination of certain revenue and operating income milestones over a defined period ("Cycleo Defined Earn-out Period"). The Cycleo Defined Earn-out Period covers the period April 27, 2015 to April 26, 2020. For certain of the Cycleo Earn-out Beneficiaries, payment of the earn-out liability is contingent upon continued employment and is accounted for as post-acquisition compensation expense over the service period. The portion of the earn-out liability that is not dependent on continued employment is not considered as compensation expense. The Company has recorded a liability for the Cycleo Earn-out of $4.8 million and $4.5 million as of April 28, 2019 and January 27, 2019, respectively.
Pursuant to the terms of an earn-out arrangement ("AptoVision Earn-out") with the former shareholders of AptoVision, which the Company acquired in July 2017, as of April 28, 2019, the Company potentially may make payments totaling up to approximately $47.0 million based on the achievement of a combination of certain net revenue, adjusted earnings and product development targets measured from the acquisition date through July 26, 2020.
A summary of earn-out liabilities, included in "Accrued liabilities" and "Other long-term liabilities" on the Balance Sheets, by classification follows:

	Balance at April 28, 2019			Balance at January 27, 2019
(in thousands)	Cycleo	AptoVision	Total	Cycleo	AptoVision	Total
Compensation expense	$4,304	$—	$4,304	$4,052	$—	$4,052
Not conditional upon continued employment	462	—	462	462	2,161	2,623
Total liability	$4,766	$—	$4,766	$4,514	$2,161	$6,675

Amount expected to be settled within twelve months	$2,610	$—	$2,610

Note 12: Concentration of Risk

The following significant customers accounted for at least 10% of net sales in one or more of the periods indicated:

	Three Months Ended
(percentage of net sales)	April 28, 2019	April 29, 2018
Huawei Technologies Co., Ltd. (and affiliates)	16%	6%
Trend-tek Technology Ltd (and affiliates)	12%	12%
Frontek Technology Corporation (and affiliates)	10%	8%
Arrow Electronics (and affiliates)	9%	12%
Samsung Electronics (and affiliates)	8%	8%
Premier Technical Sales Korea, Inc. (and affiliates) (1)	5%	5%
(1) Premier is a distributor with a concentration of sales to Samsung. The above percentages represent the Company's estimate of the sales activity related to Samsung that is passing through this distributor.
The following table shows the customers that have an outstanding receivable balance that represents at least 10% of total net receivables as of the dates indicated:

	Balance as of
(percentage of net sales)	April 28, 2019	January 27, 2019
Huawei Technologies Co., Ltd. (and affiliates)	18%	7%
Frontek Technology Corporation (and affiliates)	12%	10%
Trend-tek Technology Ltd (and affiliates)	10%	11%

Outside Subcontractors and Suppliers
The Company relies on a limited number of third-party subcontractors and suppliers for the production of silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, including due to natural disasters such as an earthquake or other causes, could delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. Several of the Company’s third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Israel and Taiwan. A significant amount of the Company’s assembly and test operations are conducted by third-party contractors in China, Malaysia, Taiwan, Thailand, South Korea and the Philippines. For the first quarter of fiscal years 2020 and 2019, respectively, approximately 15% and 14%, respectively of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in China, and these percentages could be higher in future periods.
In the first quarter of fiscal year 2020, authorized distributors accounted for approximately 62% of the Company’s net sales compared to approximately 69% in the first quarter of fiscal year 2019. Generally, the Company does not have long-term contracts with its distributors and most can terminate their agreement with little or no notice. For the first quarter of fiscal year 2020, the Company's two largest distributors were based in Asia.

Note 13: Segment Information
Segment Information
The Company’s CEO functions as the CODM. The Company’s CODM makes operating decisions and assesses performance based on these operating segments. The Company has three operating segments. The three operating segments: Protection, Signal Integrity, and Wireless and Sensing, all have similar economic characteristics and have been aggregated into one reportable segment identified in the table below as the "Semiconductor Products Group".
The Company’s assets are commingled among the various operating segments and the CODM does not use that information in making operating decisions or assessing performance. Therefore, the Company has not included asset information by segment below.
Net sales by segment are as follows:

	Three Months Ended
(in thousands)	April 28, 2019	April 29, 2018
Semiconductor Products Group	$131,354	$130,429
Total	$131,354	$130,429

Income by segment and reconciliation to consolidated operating income:

	Three Months Ended
(in thousands)	April 28, 2019	April 29, 2018
Semiconductor Products Group	$28,627	$40,812
Operating income by segment	28,627	40,812
Items to reconcile segment operating income to consolidated income before taxes
Share-based compensation	11,328	35,516
Intangible amortization	5,143	6,961
Changes in the fair value of contingent earn-out obligations	(2,161)	—
Other non-segment related expenses	1,500	1,432
Interest expense, net	2,467	2,190
Non-operating expense, net	(1,043)	(190)
Income before taxes	$11,393	$(5,097)

Information by Product Line
The Company operates exclusively in the semiconductor industry and primarily within the analog and mixed-signal sector.
The table below provides net sales activity by product line on a comparative basis:

	Three Months Ended
(in thousands, except percentages)	April 28, 2019		April 29, 2018
Signal Integrity	$50,257	38%	$65,599	50%
Protection	38,890	30%	40,792	31%
Wireless and Sensing	42,207	32%	45,539	35%
Other: Warrant Shares (1)	—	—%	(21,501)	(16)%
Total net sales	$131,354	100%	$130,429	100%

For the three month period ended April 29, 2018, the revenue offset reflects the cost associated with the Warrant of $21.5 million, including $15.9 million related to the Acceleration Event (see Note 3 for discussion regarding Share-Based Compensation).

Information by Sales Channel

	Three Months Ended
(in thousands)	April 28, 2019	April 29, 2018
Distributor	$81,147	$111,340
Direct	50,207	40,590
Other: Warrant Shares	—	(21,501)
Total net sales	$131,354	$130,429

Geographic Information
The Company generates virtually all of its sales from its Semiconductor Products Group through sales of analog and mixed-signal devices.
Net sales activity by geographic region is as follows:

	Three Months Ended
	April 28, 2019	April 29, 2018
Asia-Pacific	78%	68%
North America	12%	27%
Europe	10%	9%
Other: Warrant Shares	—%	(4)%
	100%	100%

The Company attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total net sales for at least one of the periods presented:

	Three Months Ended
(percentage of total sales)	April 28, 2019	April 29, 2018
China (including Hong Kong)	53%	50%
United States	10%	14%

Note 14: Stock Repurchase Program
Stock Repurchase Program
The Company maintains a stock repurchase program that was initially approved by its Board of Directors in March 2008. The stock repurchase program does not have an expiration date and the Company’s Board of Directors has authorized expansion of the program over the years. The following table summarizes activity under the program for the presented periods:

	Three Months Ended
	April 28, 2019		April 29, 2018
(in thousands, except number of shares)	Shares	Value	Shares	Value
Shares repurchased under the stock repurchase program	2,211	$110	645,144	$25,325
Total treasury shares required	2,211	$110	645,144	$25,325

On May 24, 2018, the Company's Board of Directors authorized the expansion of the stock repurchase program by $250.0 million. As of April 28, 2019, the Company had repurchased $267.7 million in shares of its common stock under the program since inception and the remaining authorization under the program was $180.7 million. Under the program, the Company may repurchase its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. The Company’s repurchases may be made through Rule 10b5-1 and/or Rule 10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. The Company intends to fund repurchases under the program from cash on hand. The Company has no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.

Note 15: Derivatives and Hedging Activities
The Company is exposed to certain risk arising from both its business operations and economic conditions and principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company, on a routine basis and in the normal course of business, experiences expenses denominated in Swiss Franc, Canadian Dollar ("CAD") and Great British Pound ("GBP"). Such expenses expose the Company to exchange rate fluctuations between these foreign currencies and the U.S. Dollar ("USD"). The Company occasionally uses derivative financial instruments, in the form of forward contracts, to mitigate a portion of the risk associated with adverse movements in these foreign currency exchange rates during a twelve month window. Currency forward contracts involve fixing the exchange rate for delivery of a specified amount of foreign currency on a specified date.
The Company’s accounting treatment for these instruments is based on whether or not the instruments are designated as a hedging instrument. The Company is currently applying hedge accounting to all foreign currency derivatives and has designated these hedges as cash flow hedges.
At April 28, 2019, the Company did not have a material amount of outstanding foreign exchange contracts. For the first quarter of fiscal years 2020 and 2019, there were no material amounts of income realized.

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
Overview
Semtech Corporation (together with its consolidated subsidiaries, the "Company", "we", "our", or "us") designs, develops, manufactures and markets high-performance analog and mixed signal semiconductors and advanced algorithms. We operate and account for results in one reportable segment through three product lines: Signal Integrity, Protection, and Wireless and Sensing.
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
Our net sales by product line are as follows:

	Three Months Ended
(in thousands)	April 28, 2019	April 29, 2018
Signal Integrity	$50,257	$65,599
Protection	38,890	40,792
Wireless and Sensing	42,207	45,539
Other: Warrant Shares (1)	—	(21,501)
Total	$131,354	$130,429
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

Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and "just-in-time" deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Orders received and shipped in the first quarter of fiscal years 2020 and 2019 represented 47% and 39% of net sales, respectively. Sales made directly to customers during the first quarter of fiscal years 2020 and 2019 were 38% and 31% of net sales, respectively. The remaining sales were made through independent distributors. Our business relies on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan and Israel. For the first quarter of fiscal years 2020 and 2019, approximately 15% and 14%, respectively, of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in China, and these percentages could be higher in future periods. Foreign sales during the first quarter of fiscal years 2020 and 2019 constituted approximately 90% and 86%, respectively, of our net sales. Approximately 78% and 68% of foreign sales during the first quarter of fiscal years 2020 and 2019, respectively, were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.
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
Historically, our results have reflected some seasonality, with demand levels generally lower in the enterprise computing and high-end consumer end-markets during the first and fourth quarters of our fiscal year in comparison to the second and third quarters. As we enter the second quarter of fiscal year 2020, we are monitoring the near term geopolitical uncertainty and the recent ban on shipments to Huawei Technologies Co., Ltd. ("Huawei"). The following discussion reflects our current assessment of the near term impact of this uncertainty.

Critical Accounting Policies and Estimates
In addition to the discussion below, please refer to the disclosures regarding our critical accounting policies in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 27, 2019 filed with the U.S. Securities and Exchange Commission on March 21, 2019 (our "Annual Report").
Fiscal Periods
We report results on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in the fourth quarter of 53-week years. The first quarter of fiscal years 2020 and 2019 each consisted of 13 weeks.
Leases
We have contracts where we are the lessee for real estate, vehicles, and office equipment. We do not have any material leases in which we are considered the lessor. Our leases have remaining lease terms of 1 year to 7 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.
We determine whether an arrangement is a lease at inception if we are both able to identify an asset and can conclude we have the right to control the identified asset for a period of time. Leases are included in right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities on our Balance Sheets.  Leases with an initial term of 12 months or less are not recorded on the Balance Sheets.
ROU assets represent our right to control an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Our leases typically do not include any residual value guarantees, bargain purchase options, or asset retirement obligations.
Our lease terms are only for periods in which we have enforceable rights. A lease is no longer enforceable when both the lessee and the lessor each have the right to terminate the lease without permission from the other party with no more than an insignificant penalty. Our lease terms are impacted by options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

We have lease agreements with lease and non-lease components, which are generally accounted for as a single lease component. To the extent that our agreements have variable lease payments, we include variable lease payments that depend on an index or a rate and exclude those which depend on facts or circumstances occurring after the commencement date, other than the passage of time.
We concluded a lease exists when the asset is specifically identifiable, substantially all the economic benefit of the asset is obtained, and the right to direct the use of the asset exists during the term of the lease. Most of our leases do not contain an implicit interest rate; therefore, judgment was required in determining a rate that reflects what we would pay to borrow, on a collateralized basis and over a similar term, for our lease obligations. We determined our incremental borrowing rate based on discussions with lenders and other information available at commencement date. We use the portfolio approach when applying the discount rate selected based on the dollar amount and term of the obligation.
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
We provide an assurance type warranty which is typically not sold separately and does not represent a separate performance obligation. Our payment terms are generally aligned with shipping terms.
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

Results of Operations
The following table sets forth, for the periods indicated, our Statements of Income expressed as a percentage of revenues.

	Three Months Ended
	April 28, 2019	April 29, 2018
Net sales	100.0%	100.0%
Cost of sales	38.1%	45.2%
Gross profit	61.9%	54.8%
Operating costs and expenses:
Selling, general and administrative	29.2%	31.7%
Product development and engineering	20.6%	20.1%
Intangible amortization	3.9%	5.3%
Changes in the fair value of contingent earn-out obligations	(1.6)%	—%
Total operating costs and expenses	52.1%	57.2%
Operating income (loss)	9.8%	(2.4)%
Interest expense, net	(1.9)%	(1.7)%
Non-operating income, net	0.8%	0.1%
Income (loss) before taxes and equity in net losses of equity method investments	8.7%	(3.9)%
(Benefit) for income taxes	(1.8)%	(13.4)%
Net income before equity in net losses of equity method investments	10.4%	9.5%
Equity in net losses of equity method investments	(0.3)%	—%
Net income	10.1%	9.5%
Percentages may not add precisely due to rounding.
Our regional mix of income (loss) from continuing operations before taxes and equity in net losses of equity method investments is as follows:

	Three Months Ended
(in thousands)	April 28, 2019	April 29, 2018
Domestic	$(8,468)	$(7,700)
Foreign	19,861	2,603
Total	$11,393	$(5,097)
Domestic performance from continuing operations includes amortization of acquired intangible assets and higher levels of share-based compensation compared to foreign operations.
Recent Accounting Pronouncements
New accounting standards are discussed in Note 1 to our unaudited condensed consolidated financial statements, included in Item 1, of this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended April 28, 2019 and April 29, 2018
All periods presented in the following summary of sales by major end-market reflect our current classification methodology (see Note 1 to our unaudited condensed consolidated financial statements in this Quarterly Report for a description of each market category):

	Three Months Ended
(in thousands, except percentages)	April 28, 2019		April 29, 2018
Enterprise Computing	$35,783	27%	$48,863	37%
Industrial	39,108	30%	48,846	37%
High-End Consumer	43,395	33%	37,513	29%
Communications	13,068	10%	16,708	13%
Other: Warrant Shares	—	—%	(21,501)	(16)%
Total	$131,354	100%	$130,429	100%
Net Sales
Net sales for the first quarter of fiscal year 2020 were $131.4 million, an increase of 1% compared to $130.4 million for the first quarter of fiscal year 2019. During the first quarter of fiscal year 2020, China based demand weakened as we experienced declines driven by weakness across all markets, primarily due to concerns over the recent tariffs imposed by the U.S. government on a large selection of imports from China. Enterprise computing declined due to below-seasonal PON demand in China and lower data center demand at cloud computing and hyper scale providers. Industrial performance reflects a decline in China based LoRa product demand. High-End Consumer benefited from record revenues from our proximity sensing products on increased demand from Huawei which we believe was a result of them increasing their inventories in anticipation of a future ban. Communications declined on weakness from the base station market. The cost of the Warrant Shares, which were recorded as an offset to Net Sales, fully vested in the first quarter of fiscal year 2019, and therefore, did not impact the first quarter of fiscal year 2020. For the first quarter of fiscal year 2019, the cost associated with the Warrant included $15.9 million related to the Acceleration Event.
Based on recent bookings trends and our backlog entering the quarter, we estimate net sales for the second quarter of fiscal year 2020 to be between $128.0 million and $142.0 million. The significant range of guidance reflects uncertainty regarding macro events related to China including approximately $7.0 million in reduced shipments and associated reduced demand related to the executive order preventing shipments to Huawei.
Gross Profit
In the first quarter of fiscal year 2020, gross profit increased to $81.3 million from $71.5 million in the first quarter of fiscal year 2019. Gross margins were 61.9% in the first quarter of fiscal year 2020 compared to 54.8% in the first quarter of fiscal year 2019. In the first quarter of fiscal year 2019, gross margins were unfavorably impacted by the costs of the Warrant Shares, and the resulting impact on the computation of Gross Profit.
In the second quarter of fiscal year 2020, we expect our gross margins to be in the range of 61.6% to 62.2%.
Operating Costs and Expenses

	Three Months Ended				Change
(in thousands, except percentages)	April 28, 2019		April 29, 2018
Selling, general and administrative	$38,377	55%	$41,406	56%	(7)%
Product development and engineering	27,099	40%	26,199	35%	3%
Intangible amortization	5,143	8%	6,961	9%	(26)%
Changes in the fair value of contingent earn-out obligations	(2,161)	(3)%	—	—%	(100)%
Total operating costs and expenses	$68,458	100%	$74,566	100%	(8)%
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses decreased in the first quarter of fiscal year 2020 compared to the same quarter of fiscal year 2019 as a result of lower levels of performance-based compensation, including share-based compensation tied to total stockholder return.
Product Development and Engineering Expenses
Product development and engineering expenses increased slightly in the first quarter of fiscal year 2020 compared to the first quarter of fiscal year 2019 as a result of fluctuations in the timing of development activities.

The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services which are typically recorded as a reduction to product development and engineering expense.
Intangible Amortization
Intangible amortization was $5.1 million and $7.0 million in the first quarter of fiscal years 2020 and 2019, respectively. In the first quarter of fiscal year 2020, certain finite-lived intangible assets associated with the acquisition of Gennum Corporation were fully amortized, resulting in a decline in the level of intangible amortization recorded during the quarter.
Interest Expense
Interest expense and amortization of debt discounts was $2.5 million and $2.2 million in the first quarter of fiscal years 2020 and 2019, respectively. The impact of higher interest rates was partially offset by lower overall debt levels.
We expect the interest rates under our Credit Facility to be relatively stable in the second quarter of fiscal year 2020. See "Liquidity and Capital Resources" for a description of our Credit Facility.
Benefit for Income Taxes
The effective tax rates for the first quarter of fiscal years 2020 and 2019 were (21.1)% and 341.3%, respectively. In the first quarter of fiscal year 2020, we recorded an income tax benefit of $2.3 million, compared to an income tax benefit of $17.5 million in the first quarter of fiscal year 2019. The provision benefit for the first quarter of fiscal year 2020 consists of provision expense on profits from continuing operations, offset by a net discrete benefit of $4.2 million, primarily related to excess tax benefits from stock-based compensation. The provision benefit for the first quarter of fiscal year 2019 was due to the losses from continuing operations and a partial release of the valuation allowance against our U.S. deferred tax assets. Our effective tax rate in the first quarter of fiscal year 2020 differs from the statutory federal income tax rate of 21% primarily due to a regional mix of income and excess tax benefits from stock-based compensation. Our effective tax rate in the first quarter of fiscal year 2019 differs from the statutory federal income tax rate of 21% primarily due to regional mix of income and a partial release of the valuation reserve against our U.S. tax assets.
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
As of April 28, 2019, our total stockholders’ equity was $695.2 million. At that date, we also had approximately $287.3 million in cash and cash equivalents and $206.6 million of borrowings, net of debt discount.
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
A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of April 28, 2019, our foreign subsidiaries held approximately $251.3 million of cash and cash equivalents compared to $253.1 million at January 27, 2019. In connection with the enactment of the Tax Act, all historic and current foreign earnings are taxed in the U.S. and are subject to a 5% withholding tax, if repatriated. We have determined that we will repatriate back to the United States approximately $240.0 million of foreign earnings of which $80.0 million was remitted during fiscal year 2019. As of April 28, 2019, our foreign subsidiaries had $529.8 million of unremitted earnings for which no taxes have been provided. Those historical earnings have been and are expected to continue to be permanently reinvested.
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
Operating cash flow for the first three months of fiscal year 2020 was unfavorably impacted by a $20.6 million reduction in product sales (net sales excluding the impact of the Warrant Shares) and higher disbursements for supplemental compensation and related payroll taxes.
Investing Activities
Cash flows from investing activities is primarily attributable to capital expenditures, net of proceeds from sales of property, plant and equipment and proceeds from sales of investments. Investing activities are also impacted by acquisitions, net of any cash received.
Capital expenditures were $15.3 million for the first three months of fiscal year 2020 compared to $4.9 million for the first three months of fiscal year 2019.
In the first quarter of fiscal year 2020, we made significant investments to update and expand our production capabilities including the $4.0 million purchase of a facility in Colorado.
In the second quarter of fiscal year 2020, we expect to significantly reduce our investments in property, plant and equipment, but increase our investments in companies that are enabling the LoRaWANTM-based ecosystem and developing technologies to support the requirements of our customers.
On May 2, 2018, we acquired substantially all the assets of IC Interconnect, Inc., a privately-held, U.S.-based company for approximately $7.4 million. We funded the purchase price using our cash on hand. In the first quarter of fiscal year 2020, we made $0.6 million of strategic investments in companies that are enabling the LoRaWANTM-based ecosystem and developing technologies to support the requirements of our customers.
Financing Activities
Cash provided by financing activities is primarily attributable to borrowings under our Credit Facility offset by principal and interest payments related to our long-term debt and repurchase of outstanding common stock.
In the first three months of fiscal year 2019, we settled the AptoVision earn-out for the performance period ended July 29, 2018. Of the total earn-out distribution for this performance period, $8.5 million was attributable to the original acquisition fair value and therefore presented as a financing activity.
In the first three months of fiscal year 2020, we received $1.4 million in proceeds from the exercise of stock options compared to $4.0 million in the first three months of fiscal year 2019.
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
This program represents one of our principal efforts to return value to our stockholders. We repurchased 2,211 shares under this program in the first three months of fiscal year 2020 for $0.1 million. In the first three months of fiscal year 2019, we repurchased 645,144 shares under this program for $25.3 million. As of April 28, 2019, remaining authorization under this program was $180.7 million.
On November 15, 2016 (the "Closing Date"), we, with certain of our domestic subsidiaries as guarantors, entered into an amended and restated credit agreement ("Credit Agreement") with the lenders party thereto (the "Lenders") and HSBC Bank USA, National Association, as administrative agent, swing line lender and letter of credit issuer. Pursuant to the Credit Agreement, the Lenders provided us with senior secured first lien credit facilities in an aggregate principal amount of $400.0 million (the "Credit Facility"), consisting of term loans in an aggregate principal amount of $150.0 million (the "Term Loans") and revolving commitments in an aggregate principal amount of $250.0 million (the "Revolving Loans"). Up to $40.0 million of the Revolving Loans may be used to obtain letters of credit, up to $25.0 million of the Revolving Loans may be used to obtain swing line loans, and up to $40.0 million of the Revolving Loans may be used to obtain revolving loans and letters of credit in certain currencies other than U.S. Dollars ("Alternative Currencies"). The Credit Facility is scheduled to mature on November 12, 2021.
As of April 28, 2019 we have $110.6 million outstanding under our Term Loans and $97.0 million outstanding under our Revolving Loans.

As of April 28, 2019, $153.0 million of the Revolving Loans were undrawn. The proceeds of the Revolving Loans may be used by us for capital expenditures, permitted acquisitions, permitted dividends, working capital and general corporate purposes.
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
Contractual Obligations
There were no material changes in our contractual obligations during the first three months of fiscal year 2020 from those disclosed in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of our Annual Report.
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
We do not engage in the trading of derivative financial instruments in the normal course of business to mitigate our risk related to interest rates. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $1.4 million as a result of our variable-rate debt. The effect of the 100 basis points increase would not be expected to significantly impact the fair value of our variable-rate debt.
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
We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign exchange rates of 10% for all currencies could be experienced in the near-term. These reasonably possible adverse changes were applied to our total monetary assets and liabilities denominated in currencies other than our functional currency as of the first quarter of fiscal year 2020. The adverse impact these changes would have had (after taking into account balance sheet hedges only) on our income before taxes is $1.2 million.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our CEO and CFO concluded that, our disclosure controls and procedures were effective as of April 28, 2019.
Changes in Internal Controls
As of April 28, 2019, there were no changes to our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The risk factors associated with our business have not materially changed, as compared to the risk factors disclosed in our Annual Report except for the following updated risk factors below.

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
For example, on March 8, 2016, the U.S. Department of Commerce published a final rule in the Federal Register that amended the Export Administration Regulations by adding ZTE Corporation ("ZTE") and three of its affiliates to the “Entity List” for actions contrary to the national security and foreign policy interests of the U.S. This rule imposed new export licensing requirements on exports, re-exports, and in-country transfers of all U.S.-regulated products, software and technology to the designated ZTE entities, which prevented sales of our U.S. regulated products to ZTE since license requests were subject to a general policy of denial. On March 24, 2016, the U.S. Department of Commerce issued a temporary general license authorizing most exports to ZTE and one of its designated affiliates through June 30, 2016, thereby enabling us to resume sales to ZTE. The temporary license was repeatedly extended until the Bureau of Industry and Security removed ZTE from the Entity List on March 29, 2017, after ZTE entered a guilty plea and agreed to pay a combined penalty of up to $1.19 billion to settle civil and criminal allegations against it. However, part of this plea deal included the imposition of a Denial Order against ZTE and one of its affiliates, which was initially suspended, but later imposed on April 15, 2018, leading to restrictions on export, re-export or transfer of any items subject to U.S. regulations to ZTE and the listed affiliate. This again impacted our ability to sell certain items to ZTE until the Denial Order was terminated on July 13, 2018. ZTE is still subject to the terms of its settlement agreement that includes the potential for re-imposition of the Denial Order.
In addition, on May 16, 2019, the U.S. Department of Commerce amended the Export Administration Regulations by adding Huawei Technologies Co., Ltd. ("Huawei"), which was recently indicted by the U.S. government for violating U.S. sanctions and bank and wire fraud, among other charges, and 68 of its affiliates to the "Entity List" for actions contrary to the national security and foreign policy interests of the U.S. As with ZTE, this rule imposes new export licensing requirements on exports, re-exports, and in-country transfers of all U.S.- regulated products, software and technology to the designated Huawei entities. As noted above, license requests are subject to a general policy of denial and therefore we will not be able to sell our U.S. regulated products to Huawei. Sales of our products to Huawei accounted for approximately 16% of our net sales during the first quarter of fiscal year 2020. Although the U.S. Department of Commerce granted certain temporary exemptions to Huawei on May 20, 2019 in the form of a temporary 90 day general license for specific activities, these exemptions are limited in scope and generally do not apply to the sale of our U.S. regulated products to Huawei. As of the date of this report, we are unable to predict the duration of the export restrictions imposed on Huawei and the corresponding future effects on our business.
These actions by the U.S. Department of Commerce or future regulatory activity may materially interfere with our ability to make sales to ZTE, Huawei or other foreign customers. ZTE, Huawei or other foreign customers affected by future U.S. government sanctions or threats of sanctions may respond by developing their own solutions to replace our products or by adopting our foreign competitors’ solutions. In addition, our association with customers that are or become subject to U.S. regulatory scrutiny or export restrictions could subject us to actual or perceived reputational harm among current or prospective investors, suppliers or customers, customers of our customers, other parties doing business with us, or the general public. Any such reputational harm could result in the loss of investors, suppliers or customers, which could harm our business, financial condition, operating results or prospects.

Changes in government trade policies could have an adverse impact on our business or the business of our customers, which may materially adversely affect our business operations, sales or gross margins.
The U.S. government has recently made statements and taken certain actions that have led to, and may lead to, further changes to U.S. and international trade policies, including recently imposed tariffs affecting certain products exported by a number of U.S. trading partners, including China. For example, during 2018, the U.S. and China each imposed new tariffs, and announced further proposed tariffs, on various products imported from China and the U.S., respectively. Between July 2018 and September 2018, the Office of the United States Trade Representative (“USTR”) imposed tariffs of 10% and 25% on three product lists totaling approximately $250 billion in Chinese imports. In particular, in September 2018, the USTR imposed its third round of 10% tariffs on more than 5,700 categories of products imported from China with a value of approximately $200 billion, including parts and materials used in semiconductor manufacturing, and on May 10, 2019 the USTR increased the rate from 10% to 25%. In addition, the USTR is considering 25% tariffs on an additional 3,805 categories of imports from China with a value of approximately $300 billion. If this proposal is accepted, all Chinese imports with the exception of certain pharmaceuticals, medical products, rare earth metals and minerals will be subject to a 25% additional tariff. In response, many U.S. trading partners, including China, have imposed or proposed new or higher tariffs on U.S. products. For example, in retaliation, the Chinese government has already stated that it will impose tariffs on approximately $60 billion of U.S. goods beginning June 1, 2019. We cannot predict what further actions may ultimately be taken with respect to tariffs or trade relations between the U.S. and other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. Accordingly, it is difficult to predict exactly how, and to what extent, such actions may impact our business, or the business of our customers, partners or vendors. Any unfavorable government policies on international trade, such as capital controls or tariffs, may affect the demand for our products, increase the cost of components, delay production, impact the competitive position of our products or prevent us from being able to sell products in certain countries, and may have a material adverse effect on our business, operating results and financial condition. Any resulting trade wars could have a significant adverse effect on world trade and could adversely impact our revenues, gross margins and business operations.
Moreover, U.S. government actions targeting exports of certain technologies to China are becoming more pervasive. For example, in 2018, the U.S. adopted new laws designed to address concerns about the export of emerging and foundational technologies to China. In addition, on May 15, 2019, President Trump issued an executive order that invoked national emergency economic powers to implement a framework to regulate the acquisition or transfer of information communications technology in transactions that imposed undue national security risks. The order would restrict the acquisition or use in the U.S. of information and communications technology or services designed, developed, manufactured, or supplied by persons owned by, controlled by, or subject to the jurisdiction of foreign adversaries. These actions could lead to additional restrictions on the export of products that include or enable certain technologies, including products we provide to China-based customers, thereby further impacting our business, operating results and financial condition.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchase of Equity Securities
This table provides information with respect to purchases by us of shares of our common stock during the first quarter of fiscal year 2020.

Fiscal Month/Year	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
February 2019 (01/28/19-02/24/19)	—	$—	—	$180.8	million
March 2019 (02/25/19-03/24/19)	—	—	—	$180.8	million
April 2019 (03/25/19-04/28/19)	2,211	49.93	2,211	$180.7	million
Total activity	2,211	$49.93	2,211

(1)
We maintain an active stock repurchase program which was approved by our Board of Directors in March 2008. The stock repurchase program does not have an expiration date and our Board of Directors has authorized expansion of the program over the years.

As of April 28, 2019, we have repurchased $267.7 million in shares of our common stock under the program since inception and the current remaining authorization under our stock repurchase program is $180.7 million. Under our stock repurchase program, we may repurchase our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. Our repurchases may be made through Rule 10b5-1 and/or Rule10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. We intend to fund repurchases under the program from cash on hand. We have no obligation to repurchase any shares under the stock repurchase program and may suspend or discontinue it at any time.
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

SEMTECH CORPORATION
Registrant

Date: May 29, 2019	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer

Date: May 29, 2019	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Executive Vice President and
Chief Financial Officer