Form 10-Q
period 2019-10-27
SEMTECH CORP
filed 2019-12-04
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 27, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Number of shares of Common Stock, $0.01 par value per share, outstanding at November 29, 2019: 66,246,440

SEMTECH CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 27, 2019

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

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 27, 2019	October 28, 2018	October 27, 2019	October 28, 2018
Net sales	$141,011	$173,550	$409,511	$467,190
Cost of sales	54,763	66,988	157,104	189,035
Gross profit	86,248	106,562	252,407	278,155
Operating costs and expenses:
Selling, general and administrative	33,795	39,587	112,047	114,522
Product development and engineering	26,670	27,147	79,322	81,425
Intangible amortization	3,770	6,480	12,821	19,921
Changes in the fair value of contingent earn-out obligations	(152)	(8,519)	(2,313)	(9,419)
Total operating costs and expenses	64,083	64,695	201,877	206,449
Operating income	22,165	41,867	50,530	71,706
Interest expense	(2,183)	(2,355)	(7,247)	(6,745)
Non-operating income, net	644	1,182	2,900	1,914
Investment impairments	—	(30,000)	—	(30,000)
Income before taxes and equity in net gains (losses) of equity method investments	20,626	10,694	46,183	36,875
Provision (benefit) for income taxes	3,379	(1,454)	10,033	(12,882)
Net income before equity in net gains (losses) of equity method investments	17,247	12,148	36,150	49,757
Equity in net gains (losses) of equity method investments	352	17	109	(41)
Net income	$17,599	$12,165	$36,259	$49,716
Earnings per share:
Basic	$0.27	$0.18	$0.55	$0.75
Diluted	$0.26	$0.18	$0.54	$0.73
Weighted average number of shares used in computing earnings per share:
Basic	66,387	66,014	66,337	66,134
Diluted	67,318	68,731	67,630	68,549
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 27, 2019	October 28, 2018	October 27, 2019	October 28, 2018
Net income	$17,599	$12,165	$36,259	$49,716
Other comprehensive income (loss), net:
Unrealized gain (loss) on foreign currency cash flow hedges, net	30	8	(249)	(109)
Realized loss on foreign currency cash flow hedges, net	133	11	142	36
Unrealized gain on available-for-sale securities	195	—	195	—
Change in employee benefit plans, net	68	(16)	204	(48)
Other comprehensive income (loss), net	426	3	292	(121)
Comprehensive income	$18,025	$12,168	$36,551	$49,595
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 27, 2019	January 27, 2019
Assets
Current assets:
Cash and cash equivalents	$283,057	$312,120
Accounts receivable, less allowances of $637 and $774, respectively	61,444	79,223
Inventories	70,108	63,679
Prepaid taxes	11,456	8,406
Other current assets	13,966	21,876
Total current assets	440,031	485,304
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $209,723 and $196,033, respectively	124,111	118,488
Deferred tax assets	17,896	14,362
Goodwill	351,141	351,141
Other intangible assets, net	23,736	36,558
Other assets	82,224	57,028
TOTAL ASSETS	$1,039,139	$1,062,881
Liabilities and Equity
Current liabilities:
Accounts payable	$33,724	$43,183
Accrued liabilities	46,781	65,023
Deferred revenue	2,336	3,439
Current portion - long-term debt	18,306	18,269
Total current liabilities	101,147	129,914
Non-current liabilities:
Deferred tax liabilities	3,643	3,363
Long term debt, less current portion	179,111	192,845
Other long-term liabilities	66,266	54,078

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 66,201,382 outstanding and 78,136,144 issued and 65,238,255 outstanding, respectively	785	785
Treasury stock, at cost, 11,934,762 shares and 12,897,889 shares, respectively	(361,840)	(346,218)
Additional paid-in capital	441,902	456,791
Retained earnings	611,189	574,930
Accumulated other comprehensive loss	(3,315)	(3,607)
Total stockholders’ equity	688,721	682,681
Noncontrolling interest	251	—
Total equity	688,972	682,681
TOTAL LIABILITIES AND EQUITY	$1,039,139	$1,062,881
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended October 27, 2019
	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at July 28, 2019	66,314,933	$785	$444,716	$593,590	$(345,810)	$(3,741)	$689,540	$—	$689,540
Net income	—	—	—	17,599	—	—	17,599	—	17,599
Other comprehensive income	—	—	—	—	—	426	426	—	426
Capital contribution from outside party to a consolidated subsidiary	—	—	—	—	—	—	—	251	251
Stock-based compensation	—	—	9,303	—	—	—	9,303	—	9,303
Repurchase of common stock	(477,262)	—	—	—	(22,526)	—	(22,526)	—	(22,526)
Treasury stock reissued	363,711	—	(12,117)	—	6,496	—	(5,621)	—	(5,621)
Balance at October 27, 2019	66,201,382	$785	$441,902	$611,189	$(361,840)	$(3,315)	$688,721	$251	$688,972

	Nine Months Ended October 27, 2019
	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at January 27, 2019	65,238,255	$785	$456,791	$574,930	$(346,218)	$(3,607)	$682,681	$—	$682,681
Net income	—	—	—	36,259	—	—	36,259	—	36,259
Other comprehensive income	—	—	—	—	—	292	292	—	292
Capital contribution from outside party to a consolidated subsidiary	—	—	—	—	—	—	—	251	251
Stock-based compensation	—	—	28,193	—	—	—	28,193	—	28,193
Repurchase of common stock	(925,743)	—	—	—	(42,636)	—	(42,636)	—	(42,636)
Treasury stock reissued	1,888,870	—	(43,082)	—	27,014	—	(16,068)	—	(16,068)
Balance at October 27, 2019	66,201,382	$785	$441,902	$611,189	$(361,840)	$(3,315)	$688,721	$251	$688,972
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands, except share data)
(unaudited)

	Three Months Ended October 28, 2018
	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at July 29, 2018	65,931,409	$785	$442,964	$549,404	$(288,541)	$(1,324)	$703,288	$—	$703,288
Cumulative-effect adjustment to beginning balance from adoption of ASU 2014-09	—	—	—	—	—	—	—	—	—
Cumulative-effect adjustment to beginning balance from adoption of ASU 2016-16	—	—	—	20	—	—	20	—	20
Net income	—	—	—	12,165	—	—	12,165	—	12,165
Other comprehensive income	—	—	—	—	—	3	3	—	3
Stock-based compensation	—	—	12,222	—	—	—	12,222	—	12,222
Repurchase of common stock	(536,680)	—	—	—	(30,000)	—	(30,000)	—	(30,000)
Treasury stock reissued	384,793	—	(10,283)	—	5,522	—	(4,761)	—	(4,761)
Balance at October 28, 2018	65,779,522	$785	$444,903	$561,589	$(313,019)	$(1,321)	$692,937	$—	$692,937

	Nine Months Ended October 28, 2018
	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at January 28, 2018	66,280,129	$785	$415,056	$502,346	$(251,974)	$(1,200)	$665,013	$—	$665,013
Cumulative-effect adjustment to beginning balance from adoption of ASU 2014-09	—	—	—	11,104	—	—	11,104	—	11,104
Cumulative-effect adjustment to beginning balance from adoption of ASU 2016-16	—	—	—	(1,577)	—	—	(1,577)	—	(1,577)
Net income	—	—	—	49,716	—	—	49,716	—	49,716
Other comprehensive loss	—	—	—	—	—	(121)	(121)	—	(121)
Stock-based compensation	—	—	55,871	—	—	—	55,871	—	55,871
Repurchase of common stock	(1,677,433)	—	—	—	(79,739)	—	(79,739)	—	(79,739)
Treasury stock reissued	1,176,826	—	(26,024)	—	18,694	—	(7,330)	—	(7,330)
Balance at October 28, 2018	65,779,522	$785	$444,903	$561,589	$(313,019)	$(1,321)	$692,937	$—	$692,937
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	October 27, 2019	October 28, 2018
Cash flows from operating activities:
Net income	$36,259	$49,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,270	37,332
Impairment of investments	—	30,000
Accretion of deferred financing costs and debt discount	365	399
Deferred income taxes	1,817	(19,001)
Share-based compensation and warrant costs	28,741	60,947
Loss (gain) on disposition of assets	292	(68)
Changes in the fair value of contingent earn-out obligations	(2,313)	(9,419)
Equity in net (gains) losses of equity method investments	(109)	41
Corporate owned life insurance, net	3,358	41
Changes in assets and liabilities:
Accounts receivable, net	17,779	(26,096)
Inventories	(6,429)	10,754
Other assets	(2,663)	1,377
Accounts payable	(8,592)	5,329
Accrued liabilities	(20,023)	(2,538)
Deferred revenue	(1,103)	(488)
Income taxes payable	(2,105)	(1,697)
Other liabilities	(2,183)	(264)
Net cash provided by operating activities	73,361	136,365
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	329	112
Purchase of property, plant and equipment	(20,409)	(12,928)
Purchase of investments	(9,592)	(6,701)
Acquisition, net of cash acquired	—	(7,265)
Proceeds from sale of investments	—	1,601
Net cash used in investing activities	(29,672)	(25,181)
Cash flows from financing activities:
Payments of term loans	(14,062)	(11,250)
Payments of earn-out	(237)	(8,530)
Payment for employee share-based compensation payroll taxes	(20,514)	(17,802)
Proceeds from exercise of stock options	4,446	10,449
Repurchase of common stock	(42,636)	(79,738)
Contributions from noncontrolling interest	251	—
Net cash used in financing activities	(72,752)	(106,871)
Net (decrease) increase in cash and cash equivalents	(29,063)	4,313
Cash and cash equivalents at beginning of period	312,120	307,923
Cash and cash equivalents at end of period	$283,057	$312,236
Supplemental disclosure of cash flow information
Interest paid	$6,641	$5,705
Income taxes paid	$8,531	$4,042
Non-cash investing and financing activities:
Decrease in accounts payable related to capital expenditures	$867	$2,178
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
The Company designs, develops and markets a wide range of products for commercial applications, the majority of which are sold into the enterprise computing, communications, high-end consumer and industrial end markets.
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
Fiscal Year
The Company reports results on the basis of 52 and 53-week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in the fourth quarter of 53-week years. The third quarters of fiscal years 2020 and 2019 each consisted of 13 weeks.
Principles of Consolidation
The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company, in accordance with accounting principles generally accepted in the United States ("GAAP") and on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2019 ("Annual Report"). The Company’s interim unaudited condensed consolidated statements of income are referred to herein as the "Statements of Income." The Company’s interim unaudited condensed consolidated balance sheets are referred to herein as the "Balance Sheets" and interim unaudited condensed consolidated statements of cash flows as the "Statements of Cash Flows." In the opinion of the Company, these interim unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the financial position of the Company for the interim periods presented. All intercompany balances have been eliminated. The Company consolidates entities that are not variable interest entities ("VIEs") when it owns, directly or indirectly, a majority interest in the entity or is otherwise able to control the entity. The Company consolidates VIEs in accordance with Accounting Standards Codification ("ASC") 810, Consolidation, if it is the primary beneficiary of the VIE as determined by its power to direct the VIE's activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. Entities for which the Company owns an interest, but does not consolidate, are accounted for under the equity method or cost method of accounting as minority investments and are included in “Other Assets” within the Balance Sheets. The ownership interest in a consolidated subsidiary of the Company held by outside parties is included in “Noncontrolling Interest” within the Balance Sheets. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the interim unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for a complete set of consolidated financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report. The results reported in these interim unaudited condensed consolidated financial statements should not be regarded as indicative of results that may be expected for any subsequent period or for the entire year.
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
Acquisitions
On August 17, 2018, the Company, through its subsidiary Semtech (International) AG, a Swiss corporation, entered into a share purchase agreement to purchase all of the outstanding equity interests of Trackio International AG, a Swiss corporation, and its subsidiaries (collectively, "TrackNet"), for an aggregate purchase price of approximately $8.5 million (the "TrackNet Acquisition"). TrackNet is a provider of LoRa-based end-to-end solutions for the IoT and provides expertise and intellectual property that will be integrated into the Company's business to support its goal of enabling the growing ecosystem around the Company's LoRa® devices and wireless radio frequency technology. The Company attributed $4.3 million to goodwill (see Note 7) and $3.0 million and $0.3 million was attributed to the estimated fair values of the intangible and tangible net assets acquired, respectively. The goodwill is not deductible for tax purposes. The transaction was completed on December 11, 2018 and accounted for as a business combination. Net sales, earnings and pro forma results of operations have not been presented because they are not material to the Company’s consolidated financial statements.
On May 2, 2018, the Company acquired substantially all of the assets of IC Interconnect, Inc. (“ICI”) for an aggregate purchase price of approximately $7.4 million. The addition of ICI is aimed at further enhancing the Company’s U.S. research and development capabilities for its next-generation Z-PakTM platform. $4.9 million was attributed to goodwill (see Note 7) and $2.5 million was attributed to the estimated fair values of the tangible net assets acquired. The goodwill is deductible for tax purposes. The transaction was accounted for as a business combination. Net sales, earnings, and pro forma results of operations have not been presented because they are not material to the Company’s consolidated financial statements.
Settlements
On August 1, 2018, the Company announced the settlement of a lawsuit filed against HiLight Semiconductor Limited and related individual defendants in accordance with which the Company was paid approximately $9.0 million to cover damages for claims, costs and attorneys' fees. The Company recorded gains of $6.7 million and $1.3 million in the second and fourth quarters of fiscal year 2019, respectively, and $1.0 million in the first quarter of fiscal year 2020 for recoveries related to this settlement. All recoveries were presented in "Selling, general and administrative" ("SG&A") in the Statements of Income in the respective periods in which the cash was received.
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

Note 2: Earnings per Share
The computation of basic and diluted earnings per common share was as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	October 27, 2019	October 28, 2018	October 27, 2019	October 28, 2018
Net income	$17,599	$12,165	$36,259	$49,716

Weighted average common shares outstanding - basic	66,387	66,014	66,337	66,134
Dilutive effect of share-based compensation	931	2,717	1,293	2,415
Weighted average common shares outstanding - diluted	67,318	68,731	67,630	68,549

Basic earnings per common share	$0.27	$0.18	$0.55	$0.75
Diluted earnings per common share	$0.26	$0.18	$0.54	$0.73

Anti-dilutive shares not included in the above calculations	237	289	223	496

Diluted earnings per common share incorporates the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of non-qualified stock options and the vesting of restricted stock units and performance unit awards if certain conditions have been met, but excludes such incremental shares that would have an anti-dilutive effect.

Note 3: Share-Based Compensation
Financial Statement Effects and Presentation
Pre-tax share-based compensation was included in the Statements of Income as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 27, 2019	October 28, 2018	October 27, 2019	October 28, 2018
Net sales offset	$—	$—	$—	$21,501
Cost of sales	552	477	1,381	1,110
Selling, general and administrative	5,341	8,478	19,767	31,318
Product development and engineering	2,874	2,511	7,593	7,018
Total share-based compensation	$8,767	$11,466	$28,741	$60,947

Warrant
On October 5, 2016, the Company issued a warrant (the "Warrant") to Comcast Cable Communications Management LLC ("Comcast") to purchase up to 1,086,957 shares (the "Warrant Shares") of the common stock of Semtech Corporation. The Warrant was issued by the Company to Comcast in connection with an agreement between the parties regarding the intended trial deployment by Comcast of a low-power wide-area network in the U.S., based on the Company’s LoRa® devices and wireless radio frequency technology. The Warrant was accounted for as equity and the cost was recognized as an offset to net sales over the respective performance period. The Warrant consisted of five performance tranches. The cost associated with each tranche had been recognized based on the fair value at each reporting date until vesting, which was the measurement date. On April 27, 2018, the Company accelerated the vesting of the remaining 586,956 unvested shares from the Warrant ("Acceleration Event"), resulting in the full recognition of the remaining costs to be recognized for the Warrant. For the nine-month period ended October 28, 2018, the net sales offset reflects the cost associated with the Warrant of $21.5 million, including $15.9 million related to the Acceleration Event. As of January 27, 2019, the Warrant was fully vested and exercisable for a total of 869,565 shares, with no additional costs to be recognized in future periods. The Warrant was fully exercised and no longer outstanding as of March 15, 2019.
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

Note 4: Investments
The following table summarizes the values of the Company’s available-for-sale securities:

	October 27, 2019			January 27, 2019
(in thousands)	Market Value	Adjusted Cost	Gross Unrealized Gain	Market Value	Adjusted Cost	Gross Unrealized Gain
Convertible debt	$7,847	$7,652	$195	$3,105	$3,105	$—
Total available-for-sale securities	$7,847	$7,652	$195	$3,105	$3,105	$—

The following table summarizes the maturities of the Company’s available-for-sale securities:

	October 27, 2019		January 27, 2019
(in thousands)	Market Value	Adjusted Cost	Market Value	Adjusted Cost
Within 1 year	$2,027	$1,993	$3,105	$3,105
After 1 year through 5 years	5,820	5,659	—	—
Total available-for-sale securities	$7,847	$7,652	$3,105	$3,105

The Company's available-for-sale securities consist of investments in convertible debt instruments issued by privately-held companies. The available-for-sale securities with maturities within one year were included in "Other current assets" and with maturities greater than one year were included in "Other assets" in the Balance Sheets. Additions to the Company's investments in available-for-sale securities during the nine months ended October 27, 2019 included a $3.2 million convertible note that has a maturity date of December 15, 2020 and an interest rate of 12%.
During the third quarter of fiscal year 2019, the Company reduced its expectation of Multiphy Ltd.'s future operating performance due to new information that became available during the quarter. The Company concluded that the competitive landscape had evolved and that product release and broad market adoption of 400G PAM4 digital signal processing (DSP) technology was delayed. As a result of these indicators of impairment, the Company tested the investment for an other-than-temporary impairment using a discounted cash flow model. The results of its analysis indicated that the investment was other than temporarily impaired by $30.0 million, representing the entire carrying value of the investment.

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
Level 3—Unobservable inputs based on the Company’s own assumptions, requiring significant management judgment or estimation.
Instruments Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured and recorded at fair value on a recurring basis were presented in the Balance Sheets as follows:

	Fair Value as of October 27, 2019				Fair Value as of January 27, 2019
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Convertible debt	$7,847	$—	$—	$7,847	$3,105	$—	$—	$3,105
Derivative financial instruments	—	—	—	—	69	—	69	—
Total financial assets	$7,847	$—	$—	$7,847	$3,174	$—	$69	$3,105

Financial liabilities:
AptoVision Earn-out	$—	$—	$—	$—	$2,161	$—	$—	$2,161
Cycleo Earn-out	310	—	—	310	462	—	—	462
Derivative financial instruments	39	—	39	—	—	—	—	—
Total financial liabilities	$349	$—	$39	$310	$2,623	$—	$—	$2,623

During the nine months ended October 27, 2019, the Company had no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3. As of October 27, 2019 and January 27, 2019, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
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
The AptoVision Earn-out liability (see Note 11) is valued utilizing estimates of annual sales, adjusted earnings and product development targets (Level 3 inputs) through July 2020. These estimates represent inputs for which market data is not available and are developed using the best information available about the assumptions that market participants would use when pricing the liability.
The Cycleo Earn-out liability (see Note 11) is valued utilizing estimates of annual sales and operating income (Level 3 inputs) through April 2020. These estimates represent inputs for which market data is not available and are developed using the best information available about the assumptions that market participants would use when pricing the liability.
The Company measures contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The Company uses a Monte Carlo valuation method as a valuation technique to determine the value of the earn-out liability. The significant unobservable inputs used in the fair value measurements are sales projections over the earn-out period, and the probability outcome percentages assigned to each scenario. Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liabilities will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. For the Cycleo Earn-out and AptoVision Earn-out, these companies have business profiles comparable to a start-up company. Accordingly, their respective sales projections are subject to significant revisions. This characteristic can result in volatile changes to the measurement of fair value for a given earn-out.

The Company reviews and re-assesses the estimated fair value of contingent consideration on a recurring basis, and the updated fair value could differ materially from the previous estimates. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income.
A reconciliation of the change in the earn-out liability during the nine months ended October 27, 2019 is as follows:

(in thousands)	AptoVision	Cycleo	Total
Balance at January 27, 2019	$2,161	$462	$2,623
Changes in the fair value of contingent earn-out obligations	(2,161)	(152)	(2,313)
Balance at October 27, 2019	$—	$310	$310

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
The Company’s long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes. The fair value of the Company’s Term Loans (as defined in Note 8) was $101.3 million and $115.3 million as of October 27, 2019 and January 27, 2019, respectively. The fair value of the Company's Revolving Loans (as defined in Note 8) was $97.0 million as of both October 27, 2019 and January 27, 2019. These fair values are based on Level 2 inputs as they were derived from quoted rates from banks for transactions with similar amounts, maturities, credit ratings and payment terms, which determined that the carrying amounts of the Company's Term Loans and Revolving Loans approximate fair value.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company reduces the carrying amounts of its goodwill, intangible assets, long-lived assets and non-marketable equity securities to fair value when held for sale or determined to be impaired.
For the Company's investments in non-marketable equity interests, the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of its equity investments during the first nine months of fiscal year 2020.

Note 6: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

(in thousands)	October 27, 2019	January 27, 2019
Raw materials	$2,282	$2,057
Work in progress	49,827	44,530
Finished goods	17,999	17,092
Inventories	$70,108	$63,679

Note 7: Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by applicable reporting unit were as follows:

(in thousands)	Signal Integrity	Wireless and Sensing	Protection	Total
Balance at January 27, 2019	$274,085	$72,128	$4,928	$351,141
Additions	—	—	—	—
Balance at October 27, 2019	$274,085	$72,128	$4,928	$351,141

(in thousands)	Signal Integrity	Wireless and Sensing	Protection	Total
Balance at January 28, 2018	$274,085	$67,812	$—	$341,897
Additions (1) (2)	—	8,500	4,778	13,278
Balance at October 28, 2018	$274,085	$76,312	$4,778	$355,175
(1) On August 17, 2018, the Company, through its subsidiary Semtech (International) AG, a Swiss corporation, entered into the TrackNet Acquisition for approximately $8.5 million, with the entire purchase price preliminarily attributed to goodwill as of October 28, 2018. During the fourth quarter of fiscal year 2019, the Company finalized the purchase price allocation for the TrackNet Acquisition, which resulted in $4.3 million of the purchase price attributed to goodwill.
(2) On May 2, 2018, the Company acquired substantially all of the assets of ICI for an aggregate purchase price of approximately $7.4 million, of which $4.8 million was preliminarily attributed to goodwill as of October 28, 2018. During the fourth quarter of fiscal year 2019, the Company finalized the purchase price allocation for the acquisition of ICI, which resulted in $4.9 million of the purchase price attributed to goodwill.
The reporting units are the same as the operating segments, which are part of a single reportable segment (see Note 13).
Goodwill is tested for impairment at the reporting unit level during the fourth quarter of each fiscal year. In addition to its annual review, the Company performs a test of impairment when indicators of impairment are present. As of October 27, 2019, there was no indication of impairment of the Company's goodwill balances.
Purchased Intangibles
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions, which continue to be amortized:

		October 27, 2019			January 27, 2019
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technologies	5-8 years	$83,088	$(62,674)	$20,414	$167,930	$(136,544)	$31,386
Customer relationships	3-10 years	6,000	(4,978)	1,022	34,031	(31,159)	2,872
Total finite-lived intangible assets		$89,088	$(67,652)	$21,436	$201,961	$(167,703)	$34,258

Amortization expense of finite-lived intangible assets recorded in the Statements of Income for each period was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 27, 2019	October 28, 2018	October 27, 2019	October 28, 2018
Core technologies	$3,337	$5,047	$10,971	$15,622
Customer relationships	433	1,433	1,850	4,299
Total amortization expense	$3,770	$6,480	$12,821	$19,921

Future amortization expense of finite-lived intangible assets is expected as follows:

(in thousands)
Fiscal Year Ending:	Core Technologies	Customer Relationships	Total
2020 (remaining three months)	$3,267	$433	$3,700
2021	7,389	589	7,978
2022	4,655	—	4,655
2023	3,714	—	3,714
2024	1,389	—	1,389
Thereafter	—	—	—
Total expected amortization expense	$20,414	$1,022	$21,436

The following table sets forth the Company’s indefinite-lived intangible assets resulting from additions to in-process research and development:

(in thousands)	Net Carrying Value
Value at January 27, 2019	$2,300
In-process research and development through acquisitions	—
Value at October 27, 2019	$2,300

Indefinite-lived intangible assets are tested for impairment annually on the first day of the fourth quarter or more frequently if events or changes in circumstances (each, a “triggering event”) would more likely than not reduce the carrying value of the asset below its fair value, calculated as the future discounted cash flows that asset is expected to generate. Management did not identify any triggering events during the nine months ended October 27, 2019, that would require an interim impairment analysis.

Note 8: Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	Balance as of
(in thousands)	October 27, 2019	January 27, 2019
Term loans	$101,250	$115,312
Revolving loans	97,000	97,000
Total debt	198,250	212,312
Current portion, net	(18,306)	(18,269)
Total long-term debt	179,944	194,043
Debt issuance costs	(833)	(1,198)
Total long-term debt, net of debt issuance costs	$179,111	$192,845
Weighted-average interest rate	3.46%	4.14%

On November 15, 2016, the Company, with certain of its domestic subsidiaries as guarantors, entered into an amended and restated credit agreement with the lenders party thereto and HSBC Bank USA, National Association, as administrative agent (the "Administrative Agent"), swing line lender and letter of credit issuer, consisting of senior secured term loans in an aggregate principal amount of $150.0 million (the "Term Loans") and senior secured revolving commitments in an aggregate principal amount of $250.0 million (the “Revolving Loans” and together with the Term Loans, the "Credit Facility"). The Credit Facility was scheduled to mature on November 12, 2021, but was amended on November 7, 2019, to provide a more flexible borrowing structure by expanding the borrowing capacity of the Revolving Loans to $600.0 million, eliminating the Term Loans and extending the maturity to November 7, 2024 (see Note 16).
As of October 27, 2019, the Company was in compliance with all financial covenants required under the Credit Facility.
The outstanding principal balance of the Term Loans was subject to repayment in quarterly installments. No amortization was required with respect to the Revolving Loans.
Scheduled maturities of the Term Loans were as follows as of October 27, 2019:

(in thousands)
Fiscal Year Ending:
2020 (remaining three months)	$4,687
2021	19,688
2022	76,875
Total Term Loans	$101,250

There were no scheduled principal payments for the Revolving Loans, which had outstanding borrowings of $97.0 million at October 27, 2019, and were due on or before November 12, 2021. As of October 27, 2019, the Company had $153.0 million of unused borrowing capacity under the Revolving Loans, prior to the amendment on November 7, 2019 (see Note 16).
Interest expense was comprised of the following components for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands)	October 27, 2019	October 28, 2018	October 27, 2019	October 28, 2018
Contractual interest	$2,064	$2,224	$6,881	$6,346
Amortization of debt discount	84	92	258	282
Amortization of debt issuance costs	35	39	108	117
Total interest expense	$2,183	$2,355	$7,247	$6,745

As of October 27, 2019, there were no amounts outstanding under the letters of credit, swing line loans and alternative currency sub-facilities.

Note 9: Income Taxes
The Company’s effective tax rate differs from the statutory federal income tax rate of 21% primarily due to the regional mix of income and a true up related to the impact of finalized regulations on the mandatory deemed repatriation of foreign earnings ("U.S. Transition Tax").
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (before the federal impact of state items) is as follows:

(in thousands)
Balance at January 27, 2019	$18,293
Additions based on tax positions related to the current fiscal year	258
Additions based on tax positions related to prior years	6,468
Reductions for settlements with tax authorities	(1,530)
Balance at October 27, 2019	$23,489

Included in the balance of gross unrecognized tax benefits at October 27, 2019 and January 27, 2019 are $9.6 million and $4.5 million, respectively, of net tax benefits (after the federal impact of state items), that, if recognized, would impact the effective tax rate, prior to consideration of any required valuation allowance.
The liability for UTP is reflected in the Balance Sheets as follows:

(in thousands)	October 27, 2019	January 27, 2019
Deferred tax assets - non-current	$12,608	$12,492
Other long-term liabilities	9,550	4,479
Total accrued taxes	$22,158	$16,971

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
The Company’s regional income (loss) from continuing operations before taxes and equity in net (gains) losses of equity method investments was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 27, 2019	October 28, 2018	October 27, 2019	October 28, 2018
Domestic	$2,212	$(1,647)	$(12,682)	$(12,871)
Foreign	18,414	12,341	58,865	49,746
Total	$20,626	$10,694	$46,183	$36,875

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
The components of lease expense for the three and nine months ended October 27, 2019 were as follows:

(in thousands)	Three Months Ended	Nine Months Ended
Operating lease cost	$1,183	$3,610
Short-term lease cost	81	242
Sublease income	(33)	(98)
Total lease cost	$1,231	$3,754
Supplemental cash flow information for the nine months ended October 27, 2019 related to leases was as follows:

(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$3,874
Right-of-use assets obtained in exchange for new operating lease liabilities	$149

Weighted-average remaining lease term - operating leases	4 years
Weighted-average discount rate - operating leases	6.7%

Supplemental balance sheet information as of October 27, 2019 related to leases was as follows:

(in thousands)
Operating lease right-of-use assets (1) (2)	$10,049

Other current liabilities (1)	$3,833
Operating lease liabilities (1)	6,849
Total operating lease liabilities	$10,682
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
Maturities of lease liabilities as of October 27, 2019 are as follows:

(in thousands)
Fiscal Year Ending:
2020 (remaining three months)	$1,271
2021	3,939
2022	2,492
2023	1,461
2024	1,191
2025	1,022
Thereafter	874
Total lease payments	12,250
Less: imputed interest	(1,568)
Total	$10,682

As of October 27, 2019, the Company has an additional operating lease, primarily for office space, that it has yet to occupy for a value of approximately $3.2 million. The operating lease will commence at the end of fiscal year 2020 with a lease term of 7 years.

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
The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based on the latest determinations by the RWQCB and the most recent actions taken pursuant to the remedial action plan, the Company estimates the range of probable loss between $5.9 million and $7.5 million. To date, the Company has made $4.3 million in payments towards the remedial action plan and, as of October 27, 2019, has a remaining accrual of $1.6 million related to this matter. Given the uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss. Therefore, the Company has recorded the minimum amount of probable loss. These estimates could change as a result of changes in planned remedial actions, further actions from the regulatory agency, remediation technology, and other factors.
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
The Company's liability for the deferred compensation plan is presented below:

(in thousands)	October 27, 2019	January 27, 2019
Accrued liabilities	$1,141	$2,203
Other long-term liabilities	32,027	27,251
Total deferred compensation liabilities under this plan	$33,168	$29,454

The Company has purchased whole life insurance on the lives of certain current deferred compensation plan participants. This Company-owned life insurance is held in a grantor trust and is intended to cover a majority of the Company's costs of the deferred compensation plan. The cash surrender value of the Company-owned life insurance was $22.5 million and $20.4 million as of October 27, 2019 and January 27, 2019, respectively, and is included in "Other assets" in the Balance Sheets.
Earn-out Liability
Pursuant to the terms of an amended earn-out arrangement ("Cycleo Earn-out") with the former shareholders of Cycleo SAS ("Cycleo Earn-out Beneficiaries"), which the Company acquired in March 2012, as of October 27, 2019, the Company potentially may make payments totaling up to approximately $11.3 million based on the achievement of a combination of certain sales and operating income milestones over a defined period ("Cycleo Defined Earn-out Period"). To date, the Company has made $7.7 million in payments related to the Cycleo Earn-out. The Cycleo Defined Earn-out Period covers the period April 27, 2015 to April 26, 2020. For certain of the Cycleo Earn-out Beneficiaries, payment of the earn-out liability is contingent upon continued employment and is accounted for as post-acquisition compensation expense over the service period. The portion of the earn-out liability that is not dependent on continued employment is not considered as compensation expense. Based on historic and projected performance, the Company has recorded a liability for the Cycleo Earn-out of $2.2 million and $4.5 million as of October 27, 2019 and January 27, 2019, respectively.
Pursuant to the terms of an earn-out arrangement ("AptoVision Earn-out") with the former shareholders of AptoVision, which the Company acquired in July 2017, as of October 27, 2019, the Company potentially may make payments totaling up to approximately $35.3 million based on the achievement of a combination of certain net sales, adjusted earnings and product development targets measured from the acquisition date through July 26, 2020. The Company fully released its liability for the AptoVision Earn-out during the nine months ended October 27, 2019 based on the Company's assessment of performance.
A summary of earn-out liabilities, included in "Accrued liabilities" and "Other long-term liabilities" in the Balance Sheets, by classification follows:

	Balance at October 27, 2019			Balance at January 27, 2019
(in thousands)	Cycleo	AptoVision	Total	Cycleo	AptoVision	Total
Compensation expense	$1,922	$—	$1,922	$4,052	$—	$4,052
Not conditional upon continued employment	310	—	310	462	2,161	2,623
Total liability	$2,232	$—	$2,232	$4,514	$2,161	$6,675

Amount expected to be settled within twelve months	$2,232	$—	$2,232

Restructuring
From time to time, the Company takes steps to realign the business to focus on high-growth areas, provide customer value and make the Company more efficient. As a result, the Company has re-aligned resources and infrastructure predominantly related to its wireless charging business, which resulted in restructuring expense of zero and $2.1 million in the three and nine months ended October 27, 2019, respectively, and zero and $0.4 million in the three and nine months ended October 28, 2018, respectively, which were included in "Selling, general and administrative" within the Statements of Income. The Company does not expect a material amount of expenses related to this restructuring in future periods.

Note 12: Concentration of Risk
The following significant customers accounted for at least 10% of net sales in one or more of the periods indicated:

	Three Months Ended		Nine Months Ended
(percentage of net sales)	October 27, 2019	October 28, 2018	October 27, 2019	October 28, 2018
Trend-tek Technology Ltd. (and affiliates)	13%	14%	13%	13%
Frontek Technology Corporation (and affiliates)	12%	13%	11%	11%
Arrow Electronics (and affiliates)	10%	11%	9%	11%
CEAC International Ltd. (and affiliates)	10%	7%	7%	7%
Samsung Electronics (and affiliates)	4%	8%	5%	8%
Premier Technical Sales Korea, Inc. (and affiliates) (1)	8%	3%	7%	4%
(1) Premier is a distributor with a concentration of sales to Samsung. The above percentages represent the Company's estimate of the sales activity related to Samsung that is passing through this distributor.
The following table shows the customers that have an outstanding receivable balance that represents at least 10% of total net receivables as of the dates indicated:

	Balance as of
(percentage of net sales)	October 27, 2019	January 27, 2019
Frontek Technology Corporation (and affiliates)	11%	10%
Trend-tek Technology Ltd. (and affiliates)	11%	11%

Outside Subcontractors and Suppliers
The Company relies on a limited number of third-party subcontractors and suppliers for the production of silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, including due to natural disasters such as an earthquake or other causes, could delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. Several of the Company’s third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Israel and Taiwan. A significant amount of the Company’s assembly and test operations are conducted by third-party contractors in China, Malaysia, Taiwan, Thailand, South Korea and the Philippines. During the three and nine months ended October 27, 2019, approximately 30% and 23%, respectively, of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in China, and approximately 10% and 12%, respectively, of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in Israel. During the three and nine months ended October 28, 2018, approximately 15% and 16%, respectively, of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in China, and approximately 9% and 11%, respectively, of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in Israel. These percentages could be higher in future periods.
For the three and nine months ended October 27, 2019, authorized distributors accounted for approximately 76% and 70%, respectively, of the Company’s net sales, compared to approximately 69% and 68%, respectively, for the three and nine months ended October 28, 2018. Generally, the Company does not have long-term contracts with its distributors and most can terminate their agreement with little or no notice. For the third quarter of fiscal year 2020, the Company's two largest distributors were based in Asia.

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
Net sales by segment were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 27, 2019	October 28, 2018	October 27, 2019	October 28, 2018
Semiconductor Products Group	$141,011	$173,550	$409,511	$467,190
Total	$141,011	$173,550	$409,511	$467,190

The following table presents a reconciliation of operating income by segment to consolidated income before taxes. Historical amounts have been adjusted to conform to the current presentation:

	Three Months Ended		Nine Months Ended
(in thousands)	October 27, 2019	October 28, 2018	October 27, 2019	October 28, 2018
Semiconductor Products Group	$33,904	$52,738	$94,037	$140,660
Operating income by segment	33,904	52,738	94,037	140,660
Items to reconcile segment operating income to consolidated income before taxes:
Share-based compensation	8,767	11,466	28,741	60,947
Intangible amortization	3,770	6,480	12,821	19,921
Investment impairments	—	30,000	—	30,000
Changes in the fair value of contingent earn-out obligations	(152)	(8,519)	(2,313)	(9,419)
Restructuring and other reserves	—	86	2,711	518
Litigation cost, net of recoveries	205	(264)	930	(5,562)
Transaction and integration related	(851)	1,622	617	2,549
Interest expense	2,183	2,355	7,247	6,745
Non-operating income, net	(644)	(1,182)	(2,900)	(1,914)
Income before taxes	$20,626	$10,694	$46,183	$36,875

Information by Product Line
The Company operates exclusively in the semiconductor industry and primarily within the analog and mixed-signal sector.
The table below provides net sales activity by product line on a comparative basis:

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	October 27, 2019		October 28, 2018		October 27, 2019		October 28, 2018
Signal Integrity	$58,563	42%	$69,981	40%	$163,913	40%	$204,381	44%
Wireless and Sensing	42,287	30%	50,484	29%	126,190	31%	144,435	31%
Protection	40,161	28%	53,085	31%	119,408	29%	139,875	30%
Other: Warrant Shares (1)	—	—%	—	—%	—	—%	(21,501)	(5)%
Total net sales	$141,011	100%	$173,550	100%	$409,511	100%	$467,190	100%

(1) For the nine-month period ended October 28, 2018, the net sales offset reflects the cost associated with the Warrant Shares of $21.5 million, including $15.9 million related to the Acceleration Event (see Note 3 for discussion regarding Share-Based Compensation).

Information by Sales Channel

	Three Months Ended		Nine Months Ended
(in thousands)	October 27, 2019	October 28, 2018	October 27, 2019	October 28, 2018
Distributor	$107,383	$120,009	$287,642	$332,304
Direct	33,628	53,541	121,869	156,387
Other: Warrant Shares	—	—	—	(21,501)
Total net sales	$141,011	$173,550	$409,511	$467,190

Geographic Information
The Company generates virtually all of its sales from its Semiconductor Products Group through sales of analog and mixed-signal devices.
Net sales activity by geographic region was as follows:

	Three Months Ended		Nine Months Ended
	October 27, 2019	October 28, 2018	October 27, 2019	October 28, 2018
Asia-Pacific	75%	77%	76%	74%
North America	16%	16%	15%	26%
Europe	9%	7%	9%	7%
Other: Warrant Shares	—%	—%	—%	(7)%
	100%	100%	100%	100%

The Company attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total net sales for at least one of the periods presented:

	Three Months Ended		Nine Months Ended
(percentage of total sales)	October 27, 2019	October 28, 2018	October 27, 2019	October 28, 2018
China (including Hong Kong)	50%	55%	52%	54%
United States	10%	10%	10%	11%

Note 14: Stock Repurchase Program
The Company maintains a stock repurchase program that was initially approved by its Board of Directors in March 2008. The stock repurchase program does not have an expiration date and the Company’s Board of Directors has authorized expansion of the program over the years. The following table summarizes activity under the program for the presented periods:

	Three Months Ended				Nine Months Ended
	October 27, 2019		October 28, 2018		October 27, 2019		October 28, 2018
(in thousands, except number of shares)	Shares	Price Paid	Shares	Price Paid	Shares	Price Paid	Shares	Price Paid
Shares repurchased under the stock repurchase program	477,262	$22,526	536,680	$30,000	925,743	$42,636	1,677,433	$79,738

On May 24, 2018, the Company's Board of Directors authorized the expansion of the stock repurchase program by $250.0 million. As of October 27, 2019, the Company had repurchased $310.2 million in shares of its common stock under the program since inception and the remaining authorization under the program was $138.2 million. Under the program, the Company may repurchase its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. The Company’s repurchases may be made through Rule 10b5-1 and/or Rule 10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. The Company intends to fund repurchases under the program from cash on hand. The Company has no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.

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
At October 27, 2019, the Company did not have a material amount of outstanding foreign exchange contracts. For the first nine months of fiscal years 2020 and 2019, the impact of the foreign exchange contracts was not material.

Note 16: Subsequent Events
The Credit Facility was amended on November 7, 2019, to provide a more flexible borrowing structure by expanding the borrowing capacity of the Revolving Loans to $600.0 million, eliminating the Term Loans and extending the maturity to November 7, 2024. Up to $40.0 million of the Revolving Loans may be used to obtain letters of credit, up to $25.0 million of the Revolving Loans may be used to obtain swing line loans, and up to $40.0 million of the Revolving Loans may be used to obtain revolving loans and letters of credit in certain currencies other than U.S. Dollars ("Alternative Currencies"). The proceeds of the Revolving Loans may be used by the Company for capital expenditures, permitted acquisitions, permitted dividends, working capital and general corporate purposes.
The Credit Agreement provides that, subject to certain customary conditions, including obtaining commitments with respect thereto, the Company may request the establishment of one or more term loan facilities and/or increases to the Revolving Loans in a principal amount not to exceed (a) $300.0 million, plus (b) an unlimited amount, so long as the Company's consolidated leverage ratio, determined on a pro forma basis, does not exceed 3.00 to 1.00. However, the lenders are not required to provide such increase upon our request.
Interest on loans made under the Credit Facility in U.S. Dollars accrues, at the Company's option, at a rate per annum equal to (1) the Base Rate (as defined below) plus a margin ranging from 0.25% to 1.25% depending upon our consolidated leverage ratio or (2) LIBOR (determined with respect to deposits in U.S. Dollars) for an interest period to be selected by the Company plus a margin ranging from 1.25% to 2.25% depending upon the Company's consolidated leverage ratio (such margin, the "Applicable Margin"). The "Base Rate" is equal to a fluctuating rate equal to the highest of (a) the prime rate of the Administrative Agent, (b) 0.50% above the federal funds effective rate published by the Federal Reserve Bank of New York and (c) one-month LIBOR (determined with respect to deposits in U.S. Dollars), plus 1.00%.
Interest on loans made under the Credit Facility in Alternative Currencies accrues at a rate per annum equal to LIBOR (determined with respect to deposits in the applicable Alternative Currency) (other than loans made in Canadian Dollars, for which a special reference rate for Canadian Dollars applies) for an interest period to be selected by the Company plus the Applicable Margin.
Commitment fees on the unused portion of the Revolving Loans accrue at a rate per annum ranging from 0.20% to 0.35% depending upon the Company’s consolidated leverage ratio. The initial commitment fee rate is 0.20% per annum.
With respect to letters of credit, the Company will pay the Administrative Agent, for the account of the Lenders, letter of credit participation fees at a rate per annum equal to the Applicable Margin then in effect with respect to LIBOR-based loans on the face amount of all outstanding letters of credit. The Company will also pay HSBC Bank USA, N.A., as the issuing bank, a fronting fee for each letter of credit issued under the Credit Agreement at a rate equal to 0.125% per annum based on the maximum amount available to be drawn under each such letter of credit, as well as its customary documentation fees.
All obligations of the Company under the Credit Agreement are unconditionally guaranteed by all of the Company’s direct and indirect domestic subsidiaries, other than certain excluded subsidiaries, including, but not limited to, any domestic subsidiary the primary assets of which consist of equity or debt of non-U.S. subsidiaries, certain immaterial non-wholly-owned domestic subsidiaries and subsidiaries that are prohibited from providing a guarantee under applicable law or that would require governmental approval to provide such guarantee. The Company and the guarantors have also pledged substantially all of their assets to secure their obligations under the Credit Agreement.
No amortization is required with respect to the Revolving Loans and the Company may voluntarily prepay borrowings at any time and from time to time, without premium or penalty, other than customary "breakage costs" and fees for LIBOR-based loans.
In connection with the amendment of the Credit Agreement in the fourth quarter of fiscal year 2020, the Company drew $201.0 million in new Revolving Loans to pay off the outstanding principal on the Term Loans of approximately $101.3 million and Revolving Loans of $97.0 million, leaving $399.0 million of capacity remaining on the new Credit Facility. Related to this extinguishment of debt, we expect to write off $0.5 million of charges related to unamortized discounts and loan costs, which will be included in "Interest Expense" within the Statements of Income in the fourth quarter of fiscal year 2020.

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
Our net sales by product line were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 27, 2019	October 28, 2018	October 27, 2019	October 28, 2018
Signal Integrity	$58,563	$69,981	$163,913	$204,381
Wireless and Sensing	42,287	50,484	126,190	144,435
Protection	40,161	53,085	119,408	139,875
Other: Warrant Shares (1)	—	—	—	(21,501)
Total	$141,011	$173,550	$409,511	$467,190
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

Factors Affecting Our Performance
Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and "just-in-time" deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Orders received and shipped in the third quarters of fiscal years 2020 and 2019 represented 42% and 37% of net sales, respectively. Sales made directly to customers during the third quarters of fiscal years 2020 and 2019 were 24% and 31% of net sales, respectively. The remaining sales were made through independent distributors. Our business relies on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan and Israel. For the third quarters of fiscal years 2020 and 2019, approximately 30% and 15%, respectively, of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in China, and 10% and 9%, respectively, of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in Israel. These percentages could be higher in future periods. Foreign sales constituted approximately 90% of our net sales during the third quarters of fiscal years 2020 and 2019. Approximately 75% and 77% of foreign sales during the third quarters of fiscal years 2020 and 2019, respectively, were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.
We use several metrics as indicators of future potential growth. The indicators that we believe best correlate to potential future sales growth are design wins and new product releases. There are many factors that may cause a design win or new product release not to result in sales, including a customer decision not to go to system production, a change in a customer’s perspective regarding a product’s value or a customer’s product failing in the end market. As a result, although a design win or new product introduction is an important step towards generating future sales, it does not inevitably result in us being awarded business or receiving a purchase commitment.
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

We provide an assurance type warranty, which is typically not sold separately and does not represent a separate performance obligation. Our payment terms are generally aligned with shipping terms.
On October 5, 2016, we issued a Warrant to Comcast to purchase up to 1,086,957 Warrant Shares. The cost of the Warrant Shares is recognized as an offset to net sales. On April 27, 2018, we accelerated the vesting of the remaining 586,956 unvested shares from the Warrant ("Acceleration Event"), resulting in the full recognition of the previously unrecognized costs. For the nine-month period ended October 28, 2018, the net sales offset reflects the cost associated with the Warrant Shares of $21.5 million, including $15.9 million related to the Acceleration Event. As of January 27, 2019, the Warrant was fully vested and exercisable for a total of 869,565 shares, with no additional costs to be recognized in future periods. The Warrant was fully exercised and no longer outstanding as of March 15, 2019.
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
Results of Operations
The following table sets forth, for the periods indicated, our Statements of Income expressed as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	October 27, 2019	October 28, 2018	October 27, 2019	October 28, 2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	38.8%	38.6%	38.4%	40.5%
Gross profit	61.2%	61.4%	61.6%	59.5%
Operating costs and expenses:
Selling, general and administrative	24.0%	22.8%	27.4%	24.5%
Product development and engineering	18.9%	15.6%	19.4%	17.4%
Intangible amortization	2.7%	3.7%	3.1%	4.3%
Changes in the fair value of contingent earn-out obligations	(0.1)%	(4.9)%	(0.6)%	(2.0)%
Total operating costs and expenses	45.4%	37.3%	49.3%	44.2%
Operating income	15.7%	24.1%	12.3%	15.3%
Interest expense	(1.5)%	(1.4)%	(1.8)%	(1.4)%
Non-operating income, net	0.5%	0.7%	0.7%	0.4%
Investment impairments	—%	(17.3)%	—%	(6.4)%
Income before taxes and equity in net gains (losses) of equity method investments	14.6%	6.2%	11.3%	7.9%
Provision (benefit) for income taxes	2.4%	(0.8)%	2.4%	(2.8)%
Net income before equity in net gains (losses) of equity method investments	12.2%	7.0%	8.8%	10.7%
Equity in net gains (losses) of equity method investments	0.2%	—%	—%	—%
Net income	12.5%	7.0%	8.9%	10.6%
Percentages may not add precisely due to rounding.

Our regional mix of income (loss) from continuing operations before taxes and equity in net gains (losses) of equity method investments was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 27, 2019	October 28, 2018	October 27, 2019	October 28, 2018
Domestic	$2,212	$(1,647)	$(12,682)	$(12,871)
Foreign	18,414	12,341	58,865	49,746
Total	$20,626	$10,694	$46,183	$36,875
Domestic performance from continuing operations includes amortization of acquired intangible assets and higher levels of share-based compensation compared to foreign operations.
Comparison of the Three Months Ended October 27, 2019 and October 28, 2018
All periods presented in the following summary of net sales by major end market reflect our current classification methodology (see Note 1 to our unaudited condensed consolidated financial statements for a description of each market category):

	Three Months Ended
(in thousands, except percentages)	October 27, 2019		October 28, 2018
Industrial	$48,013	34%	$52,828	30%
Enterprise Computing	43,226	31%	51,776	30%
High-End Consumer	35,644	25%	49,370	29%
Communications	14,128	10%	19,576	11%
Total	$141,011	100%	$173,550	100%
Net Sales
Net sales for the third quarter of fiscal year 2020 were $141.0 million, a decrease of 18.7% compared to $173.6 million for the third quarter of fiscal year 2019. During the third quarter of fiscal year 2020, we experienced continued weakness in China-based demand across all of our end markets, primarily due to geopolitical headwinds driven by export restrictions and tariffs imposed by the U.S. government. The high-end consumer end market declined due to lower China and Korea-based demand for smartphones and softer demand for our proximity sensing products. The enterprise computing end market declined due to lower PON demand, primarily in China, and lower data center demand by cloud and hyper scale providers, while the communications end market declined on softer demand for base stations for the wireless infrastructure market. The industrial end market declined on lower overall demand for our broad-based industrial products that address a number of diverse markets.
Based on bookings trends and our backlog entering the quarter, we estimate net sales for the fourth quarter of fiscal year 2020 to be between $130.0 million and $140.0 million. The range of guidance reflects continued uncertainty regarding macro-related events associated with the geopolitical headwinds discussed above.
Gross Profit
For the third quarter of fiscal year 2020, gross profit decreased to $86.2 million from $106.6 million for the third quarter of fiscal year 2019. Gross margins were 61.2% for the third quarter of fiscal year 2020 compared to 61.4% for the third quarter of fiscal year 2019. For the third quarter of fiscal year 2020, our gross margins remained within our target range and reflected shifts in product mix and inventory valuation allowances.
For the fourth quarter of fiscal year 2020, we expect our gross margins to be in the range of 60.6% to 61.6%.
Operating Costs and Expenses

	Three Months Ended				Change
(in thousands, except percentages)	October 27, 2019		October 28, 2018
Selling, general and administrative	$33,795	53%	$39,587	61%	(15)%
Product development and engineering	26,670	41%	27,147	42%	(2)%
Intangible amortization	3,770	6%	6,480	10%	(42)%
Changes in the fair value of contingent earn-out obligations	(152)	—%	(8,519)	(13)%	(98)%
Total operating costs and expenses	$64,083	100%	$64,695	100%	(1)%

Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses decreased for the third quarter of fiscal year 2020 compared to the same quarter of fiscal year 2019 primarily as a result of lower levels of performance-based compensation, including share-based compensation tied to total stockholder return.
Product Development and Engineering Expenses
Product development and engineering expenses decreased for the third quarter of fiscal year 2020 compared to the third quarter of fiscal year 2019 as a result of fluctuations in the timing of development activities. The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period-over-period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services, which are typically recorded as a reduction to product development and engineering expense.
Intangible Amortization
Intangible amortization was $3.8 million and $6.5 million for the third quarters of fiscal years 2020 and 2019, respectively. This decrease was primarily due to certain finite-lived intangible assets associated with the acquisition of Gennum Corporation that had become fully amortized during fiscal year 2020.
Interest Expense
Interest expense, including amortization of debt discounts and issuance costs, was $2.2 million and $2.4 million for the third quarters of fiscal years 2020 and 2019, respectively. This decrease was primarily due to lower overall debt levels.
Investment Impairments
During the third quarter of fiscal year 2019, we reduced our expectation of Multiphy Ltd.'s future operating performance due to new information that became available during the quarter. We concluded that the competitive landscape had evolved and that product release and broad market adoption of 400G PAM4 digital signal processing (DSP) technology was delayed. As a result of these indicators of impairment, we tested the investment for an other-than-temporary impairment using a discounted cash flow model. The results of its analysis indicated that the investment was other than temporarily impaired by $30.0 million, representing the entire carrying value of the investment.
Provision (Benefit) for Income Taxes
The effective tax rates for the third quarters of fiscal years 2020 and 2019 were a provision rate of 16.1% and an income tax benefit rate of 13.6%, respectively. In the third quarter of fiscal year 2020, we recorded a provision of $3.4 million, compared to an income tax benefit of $1.5 million in the third quarter of fiscal year 2019. The effective tax rate in the third quarter of fiscal year 2020 differs from the statutory federal income tax rate of 21% primarily due to a regional mix of income. The effective tax rate in the third quarter of fiscal year 2019 differs from the statutory federal income tax rate of 21% primarily due to regional mix of income and return to provision adjustments recorded for the Transition Tax.
As a global organization, we are subject to audit by taxing authorities in various jurisdictions. To the extent that an audit, or the closure of a statute of limitations, results in adjusting our reserves for uncertain tax positions, our effective tax rate could experience extreme volatility since any adjustment would be recorded as a discrete item in the period of adjustment.
Comparison of the Nine Months Ended October 27, 2019 and October 28, 2018
All periods presented in the following summary of net sales by major end market reflect our current classification methodology (see Note 1 to our unaudited condensed consolidated financial statements for a description of each market category):

	Nine Months Ended
(in thousands, except percentages)	October 27, 2019		October 28, 2018
Industrial	$135,887	33%	$151,419	33%
Enterprise Computing	116,171	29%	150,315	32%
High-End Consumer	115,930	28%	131,542	28%
Communications	41,523	10%	55,415	12%
Other: Warrant Shares	—	—%	(21,501)	(5)%
Total	$409,511	100%	$467,190	100%
Net Sales
Net sales for the first nine months of fiscal year 2020 were $409.5 million, a decrease of 12.3% compared to $467.2 million in the first nine months of fiscal year 2019. During the first nine months of fiscal year 2020, China-related demand weakened and contributed to weakness across all end markets, primarily due to geopolitical headwinds driven by export restrictions and tariffs imposed by the U.S. government. The enterprise computing end market declined due to lower PON demand in China and lower data center demand at cloud computing and hyper scale providers. Industrial end market performance reflects a decline in

China-based LoRa® product demand. High-end consumer end market declines reflected weaker China and Korea-based demand for smartphones and our proximity sensing products. The communications end market declined on softer demand for base stations for the wireless infrastructure market. The cost of the Warrant Shares, which were recorded as an offset to net sales, fully vested in the first quarter of fiscal year 2019, and therefore, did not impact the first nine months of fiscal year 2020. For the first nine months of fiscal year 2019, the cost associated with the Warrant Shares was $21.5 million, which included $15.9 million related to the Acceleration Event (see Note 3).
Gross Profit
For the first nine months of fiscal year 2020, gross profit decreased to $252.4 million from $278.2 million for the first nine months of fiscal year 2019 as a result of lower sales. Gross margins were 61.6% for the first nine months of fiscal year 2020 compared to 59.5% for the first nine months of fiscal year 2019. For the first nine months of fiscal year 2019, gross margins were unfavorably impacted by the costs of the Warrant Shares.
Operating Costs and Expenses

	Nine Months Ended				Change
(in thousands, except percentages)	October 27, 2019		October 28, 2018
Selling, general and administrative	$112,047	56%	114,522	56%	(2)%
Product development and engineering	79,322	39%	81,425	39%	(3)%
Intangible amortization	12,821	6%	19,921	10%	(36)%
Changes in the fair value of contingent earn-out obligations	(2,313)	(1)%	(9,419)	(5)%	(75)%
Total operating costs and expenses	$201,877	100%	$206,449	100%	(2)%
Selling, General and Administrative Expenses
SG&A expenses decreased for the first nine months of fiscal year 2020 compared to the first nine months of fiscal year 2019 primarily as a result of lower levels of performance-based compensation, driven by the absence of the impact of a share-based award modification made in fiscal year 2019, which resulted in a fair value re-measurement of the modified awards, and lower share-based compensation tied to total stockholder return. This benefit was partially offset by a reduction in legal recoveries related to the settlement of the lawsuit filed against HiLight Semiconductor Limited and related individual defendants (the "HiLight lawsuit"). The Company received $6.7 million in the first nine months of fiscal year 2019, compared to $1.0 million received in the first nine months of fiscal year 2020. Additionally, restructuring costs of $2.1 million in the first nine months of fiscal year 2020, were higher compared to $0.4 million in the first nine months of fiscal year 2019.
Product Development and Engineering Expenses
Product development and engineering expenses decreased in the first nine months of fiscal year 2020 compared to the first nine months of fiscal year 2019 as a result of fluctuations in the timing of development activities and lower performance-based compensation. The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services, which are typically recorded as a reduction to product development and engineering expense.
Intangible Amortization
Intangible amortization was $12.8 million and $19.9 million for the first nine months of fiscal years 2020 and 2019, respectively. This decrease was primarily due to certain finite-lived intangible assets associated with the acquisition of Gennum Corporation that had become fully amortized during fiscal year 2020.
Interest Expense
Interest expense, including amortization of debt discounts and issuance costs, was $7.2 million and $6.7 million for the first nine months of fiscal years 2020 and 2019, respectively. This increase was primarily due to higher interest rates, partially offset by lower overall debt levels.
Investment Impairments
During the first nine months of fiscal year 2019, we reduced our expectation of Multiphy Ltd.'s future operating performance due to new information that became available during the quarter. We concluded that the competitive landscape had evolved and that product release and broad market adoption of 400G PAM4 digital signal processing (DSP) technology was delayed. As a result of these indicators of impairment, we tested the investment for an other-than-temporary impairment using a discounted cash flow model. The results of its analysis indicated that the investment was other than temporarily impaired by $30.0 million, representing the entire carrying value of the investment.

Provision (Benefit) for Income Taxes
The effective tax rates for the first nine months of fiscal years 2020 and 2019 were a provision rate of 21.7% and an income tax benefit rate of 35.0%, respectively. In the first nine months of fiscal year 2020, we recorded a provision of $10.0 million, compared to an income tax benefit of $12.9 million in the first nine months of fiscal year 2019. The effective tax rate in the first nine months of fiscal year 2020 was higher than the effective tax rate in the first nine months of fiscal year 2019 primarily due to fiscal year 2019 having a $15.8 million benefit related to a partial release of the valuation reserve against our U.S. deferred tax assets. The effective tax rate in the first nine months of fiscal year 2020 differs from the statutory federal income tax rate of 21% primarily due to a regional mix of income and the impact of the final regulations on the U.S. transition tax. The effective tax rate in the first nine months of fiscal year 2019 differs from the statutory federal income tax rate of 21% primarily due to regional mix of income and a partial release of the valuation reserve against our U.S. deferred tax assets.
As a global organization, we are subject to audit by taxing authorities in various jurisdictions. To the extent that an audit, or the closure of a statute of limitations, results in adjusting our reserves for uncertain tax positions, our effective tax rate could experience extreme volatility since any adjustment would be recorded as a discrete item in the period of adjustment.
Liquidity and Capital Resources
Our capital requirements depend on a variety of factors including, but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; sales growth or decline; and potential acquisitions. We believe that we have the financial resources necessary to meet business requirements for the next 12 months, including funds needed for working capital requirements.
As of October 27, 2019, our total stockholders’ equity was $688.7 million. At that date, we also had approximately $283.1 million in cash and cash equivalents and $198.3 million of outstanding borrowings on our Credit Facility (defined below), which had $153.0 million of undrawn capacity on our Revolving Loans (defined below). On November 7, 2019, the Credit Agreement was amended to provide a more flexible borrowing structure by expanding the borrowing capacity of the Revolving Loans to $600.0 million, eliminating the Term Loans and extending the maturity to November 7, 2024 (see "Credit Facility" below).
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
A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of October 27, 2019, our foreign subsidiaries held approximately $224.0 million of cash and cash equivalents, compared to $253.1 million at January 27, 2019. In connection with the enactment of the Tax Act, all historic and current foreign earnings are taxed in the U.S. and are subject to a 5% withholding tax, if repatriated. We have determined that we will repatriate back to the U.S. approximately $240.0 million of foreign earnings of which $156.0 million has been repatriated since fiscal year 2019. As of October 27, 2019, our foreign subsidiaries had $517.1 million of unremitted earnings for which no taxes have been provided. Those historical earnings have been and are expected to continue to be permanently reinvested.
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
In summary, our cash flows for each period were as follows:

	Nine Months Ended
(in thousands)	October 27, 2019	October 28, 2018
Net cash provided by operating activities	$73,361	$136,365
Net cash used in investing activities	(29,672)	(25,181)
Net cash used in financing activities	(72,752)	(106,871)
Net (decrease) increase in cash and cash equivalents	$(29,063)	$4,313
Operating Activities
Net cash provided by operating activities is primarily due to net income adjusted for non-cash items plus fluctuations in operating assets and liabilities.

Operating cash flows for the first nine months of fiscal year 2020 were unfavorably impacted by a $79.2 million reduction in net sales, compared to the first nine months of fiscal year 2019, excluding the $21.5 million net sales offset impact of the Warrant Shares in fiscal year 2019. Operating cash flows for the first nine months of fiscal year 2020 were also impacted by a $6.4 million increase in net inventory. Operating cash flows for the first nine months of fiscal year 2019 were favorably impacted by higher proceeds received from the settlement of the HiLight lawsuit of $6.7 million in the first nine months of fiscal year 2019, compared to $1.0 million received in the first nine months of fiscal year 2020.
Investing Activities
Net cash used in investing activities is primarily attributable to capital expenditures and purchases of investments, net of proceeds from sales of property, plant and equipment and proceeds from sales of investments. Investing activities are also impacted by acquisitions, net of any cash received.
Capital expenditures were $20.4 million for the first nine months of fiscal year 2020, compared to $12.9 million for the first nine months of fiscal year 2019.
In the first nine months of fiscal year 2020, we made significant investments to update and expand our production capabilities including the $4.0 million purchase of a facility in Colorado.
During the remainder of fiscal year 2020, we expect to significantly reduce our investments in property, plant and equipment, but continue to invest in companies that are enabling the LoRa®- and LoRaWANTM-based ecosystem. In the first nine months of fiscal year 2020, we made $9.6 million of strategic investments, including investments in companies that are enabling the LoRa®- and LoRaWANTM-based ecosystem.
On May 2, 2018, we acquired substantially all of the assets of IC Interconnect, Inc., a privately-held, U.S.-based company for approximately $7.4 million. We funded the purchase price using cash on hand. On August 17, 2018, we, through our subsidiary Semtech (International) AG, a Swiss corporation, entered into a share purchase agreement to purchase all of the outstanding equity interests of Trackio International AG, a Swiss corporation, and its subsidiaries (collectively, "TrackNet"), for an aggregate purchase price of approximately $8.5 million. The acquisition of TrackNet was accrued for during the third quarter of fiscal year 2019 and paid for during the fourth quarter of fiscal year 2019.
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
In the first nine months of fiscal year 2020, we paid $20.5 million for employee share-based compensation payroll taxes and received $4.4 million in proceeds from the exercise of stock options, compared to payments of $17.8 million for employee share-based compensation payroll taxes and proceeds of $10.4 million from the exercise of stock options in the first nine months of fiscal year 2019. We do not directly control the timing of the exercise of stock options. Such exercises are independent decisions made by grantees and are influenced most directly by the stock price and the expiration dates of stock option awards. Such proceeds are difficult to forecast, resulting from several factors that are outside our control. We believe that such proceeds will remain a nominal source of cash in the future.
Stock Repurchase Program
We currently have in effect a stock repurchase program that was initially approved by our Board of Directors in March 2008. On May 24, 2018, our Board of Directors increased the authorization by $250.0 million. This program represents one of our principal efforts to return value to our stockholders. We repurchased 925,743 shares under this program in the first nine months of fiscal year 2020 for $42.6 million. In the first nine months of fiscal year 2019, we repurchased 1,677,433 shares under this program for $79.7 million. As of October 27, 2019, the remaining authorization under this program was $138.2 million.
Credit Facility
On November 15, 2016 (the "Closing Date"), we, with certain of our domestic subsidiaries as guarantors, entered into an amended and restated credit agreement ("Credit Agreement") with the lenders party thereto (the "Lenders") and HSBC Bank USA, National Association, as administrative agent, swing line lender and letter of credit issuer ("Administrative Agent"). Pursuant to the Credit Agreement, the Lenders provided us with senior secured first lien credit facilities in an aggregate principal amount of $400.0 million (the "Credit Facility"), consisting of term loans in an aggregate principal amount of $150.0 million (the "Term Loans") and revolving commitments in an aggregate principal amount of $250.0 million (the "Revolving Loans"). Up to $40.0 million of the Revolving Loans may be used to obtain letters of credit, up to $25.0 million of the Revolving Loans may be used to obtain swing line loans, and up to $40.0 million of the Revolving Loans may be used to obtain revolving loans and letters of credit in certain currencies other than U.S. Dollars ("Alternative Currencies"). The Credit Facility was scheduled to mature on November 12, 2021. As of October 27, 2019, we had $101.3 million of outstanding borrowings under our Term Loans and $97.0 million of outstanding borrowings under our Revolving Loans, which had $153.0 million of undrawn capacity.
On November 7, 2019, the Credit Agreement was amended to provide a more flexible borrowing structure by expanding the borrowing capacity of the Revolving Loans to $600.0 million, eliminating the Term Loans and extending the maturity to November 7, 2024. Up to $40.0 million of the Revolving Loans may be used to obtain letters of credit, up to $25.0 million of the Revolving Loans may be used to obtain swing line loans, and up to $40.0 million of the Revolving Loans may be used to obtain revolving loans and letters of credit in certain currencies other than U.S. Dollars ("Alternative Currencies"). The proceeds of the Revolving Loans may be used by us for capital expenditures, permitted acquisitions, permitted dividends, working capital and general corporate purposes.
The Credit Agreement provides that, subject to certain customary conditions, including obtaining commitments with respect thereto, we may request the establishment of one or more term loan facilities and/or increases to the Revolving Loans in a principal amount not to exceed (a) $300.0 million, plus (b) an unlimited amount, so long as our consolidated leverage ratio, determined on a pro forma basis, does not exceed 3.00 to 1.00. However, the lenders are not required to provide such increase upon our request.
Interest on loans made under the Credit Facility in U.S. Dollars accrues, at our option, at a rate per annum equal to (1) the Base Rate (as defined below) plus a margin ranging from 0.25% to 1.25% depending upon our consolidated leverage ratio or (2) LIBOR (determined with respect to deposits in U.S. Dollars) for an interest period to be selected by us plus a margin ranging from 1.25% to 2.25% depending upon our consolidated leverage ratio (such margin, the "Applicable Margin"). The "Base Rate" is equal to a fluctuating rate equal to the highest of (a) the prime rate of the Administrative Agent, (b) 0.50% above the federal funds effective rate published by the Federal Reserve Bank of New York and (c) one-month LIBOR (determined with respect to deposits in U.S. Dollars), plus 1.00%.
Interest on loans made under the Credit Facility in Alternative Currencies accrues at a rate per annum equal to LIBOR (determined with respect to deposits in the applicable Alternative Currency) (other than loans made in Canadian Dollars, for which a special reference rate for Canadian Dollars applies) for an interest period to be selected by us plus the Applicable Margin.
No amortization is required with respect to the Revolving Loans and we may voluntarily prepay borrowings at any time and from time to time, without premium or penalty, other than customary "breakage costs" and fees for LIBOR-based loans.
In connection with the amendment of the Credit Agreement in the fourth quarter of fiscal year 2020, we drew $201.0 million in new Revolving Loans to pay off the outstanding principal on the Term Loans of approximately $101.3 million and Revolving Loans of $97.0 million, leaving $399.0 million of capacity remaining on the new Credit Facility. Related to this extinguishment of debt, we expect to write off $0.5 million of charges related to unamortized discounts and loan costs, which will be included in "Interest Expense" within the Statements of Income in the fourth quarter of fiscal year 2020.
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
Contractual Obligations
There were no material changes in our contractual obligations during the first nine months of fiscal year 2020 from those disclosed in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 27, 2019 filed with the U.S. Securities and Exchange Commission on March 21, 2019 (our "Annual Report"). As discussed above, subsequent to October 27, 2019, we amended the Credit Agreement to provide a more flexible borrowing structure by expanding the borrowing capacity of the Revolving Loans to $600.0 million, eliminating the Term Loans and extending the maturity to November 7, 2024. In connection with the amendment of the Credit Agreement, we drew $201.0 million in new Revolving Loans to pay off the outstanding principal on the Term Loans of approximately $101.3 million and Revolving Loans of $97.0 million, leaving $399.0 million of capacity remaining on the new Credit Facility.

Critical Accounting Policies and Estimates
Our critical accounting policies are disclosed in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of our Annual Report. There have been no significant changes to our policies during the nine months ended October 27, 2019, except as discussed below related to our adoption of the new leasing standard. For a discussion of recent accounting pronouncements, see Note 1 to our unaudited condensed consolidated financial statements.
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
We do not engage in the trading of derivative financial instruments in the normal course of business to mitigate our risk related to interest rates. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $1.9 million as a result of our variable-rate debt. The effect of the 100 basis points increase would not be expected to significantly impact the fair value of our variable-rate debt.
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
We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign exchange rates of 10% for all currencies could be experienced in the near-term. These reasonably possible adverse changes were applied to our total monetary assets and liabilities denominated in currencies other than our functional currency as of the third quarter of fiscal year 2020. The adverse impact these changes would have had (after taking into account balance sheet hedges only) on our income before taxes is $1.1 million.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our CEO and CFO concluded that, our disclosure controls and procedures were effective as of October 27, 2019.
Changes in Internal Controls
As of October 27, 2019, there were no changes to our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition, on May 16, 2019, the U.S. Department of Commerce amended the Export Administration Regulations by adding Huawei Technologies Co., Ltd. ("Huawei"), which was recently indicted by the U.S. government for violating U.S. sanctions and bank and wire fraud, among other charges, and 68 of its affiliates to the "Entity List" for actions contrary to the national security and foreign policy interests of the U.S. On August 19, 2019, another 46 of Huawei’s non-U.S. affiliates were added to the “Entity List.” As with ZTE, this rule imposes new export licensing requirements on exports, re-exports, and in-country transfers of all U.S.- regulated products, software and technology to the designated Huawei entities. As noted above, license requests are subject to a general policy of denial and, therefore, we will not be able to sell our U.S. regulated products to Huawei. Sales of our products to Huawei accounted for less than 10% of our net sales during the third quarter of fiscal year 2020. Although the U.S. Department of Commerce granted certain temporary exemptions to Huawei on May 20, 2019 in the form of a temporary 90 day general license for specific activities, which was further extended for another 90 days on August 19, 2019 and again on November 18, 2019, these exemptions are limited in scope and generally do not apply to the sale of our U.S. regulated products to Huawei. As of the date of this report, we are unable to predict the duration of the export restrictions imposed on Huawei and the corresponding future effects on our business.
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
The U.S. government has recently made statements and taken certain actions that have led to, and may lead to, further changes to U.S. and international trade policies, including recently imposed tariffs affecting certain products exported by a number of U.S. trading partners, including China. In response, many U.S. trading partners, including China, have imposed or proposed new or higher tariffs on U.S. products. The tariffs imposed by the U.S. on products imported from China include parts and materials used in semiconductor manufacturing and could have the effect of increasing the cost of materials we use to manufacture certain products, which could result in lower margins. In addition, the geopolitical headwinds driven by export restrictions and tariffs imposed by the U.S. government may weaken demand for our products. For example, during the first nine months of fiscal year 2020, we experienced a decrease of 12.3% in our net sales compared to the same period last year primarily due to a decline in China-based demand for our products.
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
Recent Sales of Unregistered Securities
None.
Issuer Purchase of Equity Securities
This table provides information with respect to purchases by us of shares of our common stock during the third quarter of fiscal year 2020.

Fiscal Month/Year	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
August 2019 (07/29/19-08/25/19)	—	$—	—	$160.7	million
September 2019 (08/26/19-09/22/19)	242,495	46.24	242,495	$149.5	million
October 2019 (09/23/19-10/27/19)	234,767	48.18	234,767	$138.2	million
Total activity	477,262	$47.20	477,262

(1)
The Company maintains an active stock repurchase program that was initially approved by our Board of Directors in March 2008. The stock repurchase program does not have an expiration date and our Board of Directors has authorized expansion of the program over the years. As of October 27, 2019, we have repurchased $310.2 million in shares of our common stock under the program since inception and the current remaining authorization under our stock repurchase program is $138.2 million. Under our stock repurchase program, we may repurchase our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. Our repurchases may be made through Rule 10b5-1 and/or Rule10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. We intend to fund repurchases under the program from cash on hand. We have no obligation to repurchase any shares under the stock repurchase program and may suspend or discontinue it at any time.

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

10.1
Amended and Restated Credit Agreement dated November 7, 2019 entered into among Semtech Corporation, the guarantors party thereto, the lenders party thereto and HSBC Bank USA, National Association, as administrative agent and as swing line lender and L/C issuer.
Exhibit 10.1 to our Current Report on Form 8-K filed on November 12, 2019

10.2	Semtech Corporation Executive Change in Control Retention Plan	Filed herewith

10.3	Form of Participation Agreement under the Semtech Corporation Executive Change in Control Retention Plan	Filed herewith

10.4	Amended and Restated Employment Offer Letter, dated as of November 20, 2019, by and between the Company and Mohan Maheswaran	Exhibit 10.1 to our Current Report on Form 8-K filed on November 22, 2019

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

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
Furnished herewith

Exhibit No.	Description	Location

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2019, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flow and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2019, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMTECH CORPORATION
Registrant

Date:	December 4, 2019	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer

Date:	December 4, 2019	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Executive Vice President and
Chief Financial Officer