Form 10-K
period 2020-01-26
SEMTECH CORP
filed 2020-03-20
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 26, 2020
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
None
(Title of Class)
____________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant (based upon the closing sale price of $53.63 on The Nasdaq Global Select Market) as of July 28, 2019 was approximately $2.6 billion. Stock held by directors, officers and stockholders owning 10% or more of the outstanding common stock (as reported by stockholders on Schedules 13D and 13G) were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.
Number of shares of our common stock, $0.01 par value per share, outstanding at March 18, 2020: 65,795,172.
____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement in connection with registrant’s annual meeting of stockholders to be held on June 11, 2020 to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended January 26, 2020 are incorporated by reference into Part III hereof.

SEMTECH CORPORATION
INDEX TO FORM 10-K
FOR THE YEAR ENDED JANUARY 26, 2020

Unless the context otherwise requires, the use of the terms "Semtech," "the Company," "we," "us" and "our" in this Annual Report on Form 10-K refers to Semtech Corporation and, as applicable, its consolidated subsidiaries.

Special Note
Regarding Forward-Looking and Cautionary Statements
This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, operating results, and liquidity. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as future financial performance, future operational performance, the anticipated impact of specific items on future earnings, and our plans, objectives and expectations. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "estimate," "should," "will," "designed to," "projections," or "business outlook," or other similar expressions constitute forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results and events to differ materially from those projected. Potential factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: the uncertainty surrounding the impact and duration of the novel coronavirus outbreak on global economic conditions and on the Company's business and results of operations; export restrictions and laws affecting the Company's trade and investments including with respect to Huawei, and tariffs or the occurrence of trade wars; competitive changes in the marketplace including, but not limited to, the pace of growth or adoption rates of applicable products or technologies; downturns in the business cycle; decreased average selling prices of the Company’s products; the Company’s reliance on a limited number of suppliers and subcontractors for components and materials; changes in projected or anticipated end-user markets; and the Company’s ability to forecast its effective tax rates due to changing income in higher or lower tax jurisdictions and other factors that contribute to the volatility of the Company’s effective tax rates and impact anticipated tax benefits. Additionally, forward-looking statements should be considered in conjunction with the cautionary statements contained in this Annual Report on Form 10-K, including, without limitation, information under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" and additional factors that accompany the related forward-looking statements in this Annual Report on Form 10-K, in the Company's other filings with the Securities and Exchange Commission ("SEC"), and in material incorporated herein and therein by reference. In light of the significant risks and uncertainties inherent in the forward-looking information included herein that may cause actual performance and results to differ materially from those predicted, any such forward-looking information should not be regarded as representations or guarantees by the Company of future performance or results, or that its objectives or plans will be achieved, or that any of its operating expectations or financial forecasts will be realized. Reported results should not be considered an indication of future performance. Investors are cautioned not to place undue reliance on any forward-looking information contained herein, which reflect management's analysis only as of the date hereof. Except as required by law, the Company assumes no obligation to publicly release the results of any update or revision to any forward-looking statement that may be made to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated or future events, or otherwise.
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
Our end customers are primarily original equipment manufacturers ("OEMs") and their suppliers.
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

Continue to release proprietary new products, achieve new design wins and cross-sell products
We are focused on developing unique, new, and proprietary products that bring value to our target customers in our target markets. These products are typically differentiated in performance but are priced competitively. We also focus on achieving design wins for our products with current and future customers. Design wins are indications by the customer that they intend to incorporate our products into their product designs. Although we believe that a design win is an indicator of future potential growth, it does not inevitably result in us being awarded business or receiving a purchase commitment. Our technical talent works closely with our customers in securing design wins, defining new products and in implementing and integrating our products into their systems. We also focus on selling our complete portfolio of products to our existing customers, as we believe the technical expertise of our marketing and sales teams allows us to identify and capitalize on cross-selling opportunities.
Focus on fast-growing market segments and regions
We have chosen to target the analog and mixed-signal sub-segments of some of the most exciting and fastest growing end markets. We participate in these markets by focusing on specific product areas within the analog and mixed-signal market, including products for enterprise computing equipment, communications infrastructure, high-end consumer equipment and certain broad-based industrial markets. All of these markets are characterized by their need for leading-edge, high-performance analog and mixed-signal semiconductor technologies.
The enterprise computing, communications, high-end consumer, and industrial end markets we supply are characterized by several trends that we believe drive demand for our products. The key trends that we believe are significant for our future growth include:

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
Our products address these market trends by providing solutions that are ultra-low power thereby extending battery life, small form factor enabling smaller more mobile devices, highly integrated enabling more functionality within devices, and high-performance enabling product differentiation within our customer base. Additionally, as communications functions are increasingly integrated into a range of systems and devices, these products require analog sensing, processing and control capabilities, which increases the number and size of our targeted end markets.
Leverage outsourced semiconductor fabrication capacity
We outsource most of our manufacturing in order to focus more of our resources on designing, developing and marketing our products. Our primary outside wafer foundries are based in China, Israel, South Korea and the United States ("U.S."). We believe that outsourcing provides us numerous benefits including, capital efficiency, the flexibility to adopt and leverage emerging process technologies without significant investment risk, and a more variable cost of goods, which provides us with greater operating flexibility.
Products and Technology
We design, develop, manufacture and market high-performance analog and mixed-signal semiconductors and advanced algorithms. We currently operate and account for results in one reportable segment through three product lines: Signal Integrity, Protection, and Wireless and Sensing.
Signal Integrity. We design, develop and market a portfolio of optical data communications and video transport products used in a wide variety of enterprise computing, communications, and industrial applications. Our comprehensive portfolio of integrated circuits ("ICs") for data centers, enterprise networks, passive optical networks ("PON"), and wireless base station optical transceivers and high-speed interfaces ranges from 100Mbps to 400Gbps and supports key industry standards such as Fibre Channel, Infiniband, Ethernet, PON and synchronous optical networks. Our video products offer advanced solutions for next generation high-definition broadcast applications, as well as highly differentiated video-over-IP technology for professional audio video ("Pro AV") applications.
Protection. We design, develop and market high-performance protection devices, which are often referred to as transient voltage suppressors ("TVS"). TVS devices provide protection for electronic systems where voltage spikes (called transients), such as electrostatic discharge, electrical over stress or secondary lightning surge energy, can permanently damage sensitive ICs. Our portfolio of protection solutions include filter and termination devices that are integrated with the TVS device. Our products provide robust protection while preserving signal integrity in high-speed communications, networking and video interfaces. These products also operate at very low voltage. Our protection products can be found in a broad range of applications including smart phones, LCD and organic light-emitting diode TVs, set-top boxes, monitors and displays, tablets, computers, notebooks, base stations, routers, automobile and industrial instruments.
Wireless and Sensing. We design, develop and market a portfolio of specialized radio frequency products used in a wide variety of industrial, medical and communications applications, and specialized sensing products used in industrial and consumer applications. Our wireless products, which include our LoRa® devices and wireless radio frequency technology ("LoRa Technology"), feature industry leading and longest range industrial, scientific and medical radio, enabling a lower total cost of ownership and increased reliability in all environments. This makes these products particularly suitable for machine to machine and IoT applications. Our unique sensing technology enables smart proximity sensing and advanced user interface solutions for our mobile and consumer products. Our wireless and sensing products can be found in a broad range of applications in the industrial, medical, and consumer markets. We also design, develop, and market power product devices that control, alter, regulate, and condition the power within electronic systems focused on the LoRa and IoT infrastructure segment. The highest volume product types within this category are switching voltage regulators, combination switching and linear regulators, smart regulators, isolated switches, and wireless charging.
Our sales by product line were as follows:

	Fiscal Years
(in thousands)	2020	2019	2018
Signal Integrity	$222,846	$276,040	$263,015
Wireless and Sensing	167,454	190,589	164,569
Protection	157,212	182,068	176,482
Other: Warrant Shares (1)	—	(21,501)	(16,219)
Total	$547,512	$627,196	$587,847
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
Recent Acquisitions
On December 11, 2018, the Company, through its subsidiary Semtech (International) AG, a Swiss corporation, completed its acquisition of all of the outstanding equity interests of Trackio International AG, a Swiss corporation, and its subsidiaries (collectively, "TrackNet"), for an aggregate purchase price of approximately $8.5 million. TrackNet is a provider of LoRa-based end-to-end solutions for the IoT market and provides expertise and intellectual property that will be integrated into the Company's business to support its goal of enabling the growing ecosystem around the Company's LoRa Technology.
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

Semtech End Markets
Our products are sold primarily to customers in the enterprise computing, industrial, high-end consumer and communications end markets. Our net sales by major end market as a percentage of total net sales are detailed below:

	Fiscal Years
(percentage of net sales)	2020	2019	2018
Enterprise Computing	29%	32%	33%
Industrial	33%	32%	29%
High-End Consumer	28%	27%	29%
Communications	10%	12%	12%
Other: Warrant Shares	—%	(3)%	(3)%
Total	100%	100%	100%
We believe that our diversity in end markets provides stability to our business and opportunity for growth.
The following table depicts our main product lines and their end market and product applications:

Typical End Product Applications
Product Groups	Enterprise Computing	Communications	High-End Consumer	Industrial
Signal Integrity	Optical module ICs supporting up to 400Gb/s for Ethernet and Fibre Channel protocols in data center and access applications	Optical module ICs for 4G/5G/LTE wireless applications, Optical module ICs for Telecom applications and Backplane CDRs and signal conditioners		Serial Digital Interconnect interface ICs for Broadcast Video, Video over IP technology for Pro AV applications

Protection	Servers, workstations, desktop PC/ notebooks, ultrabooks, optical modules, printers, copiers	4G/5G/LTE base stations, 1/10 Gb/s Ethernet	Smartphones, tablets, wearables, cameras, TVs, set top boxes	Industrial automation, measurement & instrumentation, automotive, IoT

Wireless and Sensing			Smartphones, media players, tablets, digital/still video cameras, wearables	Automated meter readers, industrial automation, IoT, keyless entry, hearing aids
Seasonality
Seasonality has not historically had a material impact on our business segments or results of operations.
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

We occasionally enter into agreements with customers that allow us to recover certain costs associated with product design and engineering services. Recovery for these services could potentially lag behind the period in which we recognize the related expense, causing a difference in recognition timing that could potentially create volatility in our reported product development and engineering expenses.
Sales and Marketing
Net sales made directly to customers during fiscal years 2020, 2019 and 2018, were approximately 28%, 32% and 34% of total net sales, respectively. The remaining 72%, 68% and 66% of net sales were made through independent distributors. The decline in direct sales is primarily related to growth in our industrial end-market sales, which includes our LoRa Technology products, as these products are predominantly sold through our distributors. We have direct sales personnel located throughout the U.S., Europe, and Asia who manage the sales activities of independent sales representative firms and independent distributors. We expense our advertising costs as they are incurred.
We operate internationally through our foreign subsidiaries. Semtech (International) AG serves the European and Asian markets from its headquarters in Rapperswil, Switzerland, and through its wholly-owned subsidiaries based in the United Kingdom ("U.K.") and Japan. Semtech (International) AG also maintains branch offices, either directly or through one of its wholly-owned subsidiaries, in multiple countries including China, Taiwan and South Korea. Semtech Canada Corporation serves the Canadian market for most of the products from our Signal Integrity Products Group from its headquarters in Burlington, Ontario. Independent representatives and distributors are also used to serve customers throughout the world. Some of our distributors and sales representatives also offer products from our competitors, as is customary in the industry.
Customers, Sales Data and Backlog
As a result of the breadth of our products and markets, we have a broad and balanced range of customers.
Representative Customers by End Markets:

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
Our customers include major OEMs and their subcontractors in the enterprise computing, communications, high-end consumer and industrial end markets. Our products are typically purchased by these customers for their performance, price and/or technical support, as compared to our competitors.
In fiscal years 2020, 2019 and 2018, sales in the U.S. represented 9%, 11% and 9% of our sales, respectively, while foreign sales represented 91%, 89% and 91% of our sales, respectively. Sales to customers located in China (including Hong Kong), South Korea and Japan comprised 53%, 8% and 5% of our sales, respectively, in fiscal year 2020. We are monitoring the impact of the coronavirus outbreak on our customers and cannot currently determine the extent of the impact it may have on our customers. See “Item 1A. Risk Factors - Risks Relating to General Business Conditions - Current global economic conditions and the potential changes in global economic policy could reduce demand for our products and have a material adverse impact on our business, operating results and financial condition.” No other foreign country comprised more than 5% of our sales in fiscal year 2020.

Concentration of Net Sales - Significant Customers
The following table sets forth the concentration of sales among the customers that accounted for more than 10% of our net sales in at least one of the fiscal years 2020, 2019 and 2018:

	Fiscal Years
(percentage of net sales)	2020	2019	2018
Trend-tek Technology Ltd (and affiliates)	13%	14%	10%
Frontek Technology Corporation (and affiliates)	11%	11%	7%
Arrow Electronics (and affiliates)	9%	10%	11%
Samsung Electronics (and affiliates)	4%	8%	8%
Premier Technical Sales Korea, Inc. (and affiliates) (1)	7%	4%	6%
(1)Premier is a distributor with a concentration of sales to Samsung. The above percentages represent our estimate of the sales activity related to Samsung that is passing through this distributor.
Concentration of Accounts Receivable - Significant Customers
The following table shows customers that had an outstanding receivable balance that represented at least 10% of total net receivables as of one or more of the dates indicated:

(percentage of net receivables)	January 26, 2020	January 27, 2019
Trend-tek Technology Ltd. (and affiliates)	13%	11%
Frontek Technology Corporation (and affiliates)	11%	10%
CEAC International Limited	11%	7%
Backlog
Our backlog of orders as of the end of fiscal years 2020, 2019 and 2018 was approximately $93.0 million, $72.6 million and $102.9 million, respectively. The majority of our backlog is typically requested for delivery within six months. In markets where the end system life cycles are relatively short, customers typically request delivery in four to eight weeks. A backlog analysis at any given time gives little indication of our future business except on a short-term basis, principally within the next 45 days. We do not have any significant backlog with deliveries beyond 18 months.
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
We perform a limited amount of internal probe and final test activities at our facilities in Camarillo, Irvine and San Diego in California; Neuchâtel in Switzerland; and Reynosa in Mexico. These activities accommodate situations in which tight coupling with product design is desirable or where there are unique requirements. A majority of our very small form factor protection devices are packaged at our facility in Colorado Springs, Colorado. Our packaged discrete rectifier products are packaged and tested in-house in Reynosa, Mexico. Almost all of our other products are packaged and tested by outside subcontractors.
In keeping with our mostly "fabless" business model, we have no wafer fabrication facilities except for our operation in Reynosa, Mexico. For fiscal year 2020, the Reynosa facility provided almost all of the silicon for our packaged discrete rectifier products, which were approximately 3% of our end product net sales. The remaining end products representing 97% of our net sales were supported with finished silicon wafers purchased from third-party wafer foundries in China, Israel, South Korea and the United States ("U.S."). We anticipate that substantially all of the silicon wafers we require will come from third-party foundries in fiscal year 2021.
Despite our use of third-party wafer foundries for sourcing a majority of our silicon needs, we do maintain internal process development capabilities. Our process engineers work closely with our third-party foundries on the improvement and development of process capabilities. In fiscal year 2020, we purchased the majority of our wafers from approximately five different third-party wafer foundries and used various manufacturing processes, including Bipolar, CMOS, RF-CMOS and Silicon Germanium ("SiGe") BiCMOS processes.
While we do have some redundancy of fabrication processes by using multiple third-party foundries, any interruption of supply by one or more of these foundries could materially impact us. As a result, we maintain some amount of business interruption insurance in part to help reduce the financial risk associated with a wafer supply interruption, but we are not fully insured against this risk.
Although our products are made from basic materials (principally silicon, metals and plastics), all of which are available from a number of suppliers, capacity at wafer foundries sometimes becomes constrained. The limited availability of certain materials, such as silicon wafer substrates, may impact our suppliers’ ability to meet our demand needs or impact the price we are charged. The prices of certain other basic materials, such as metals, gases and chemicals used in the production of ICs can exhibit price volatility depending on the changes in demand for these basic commodities. In most cases, we do not procure these materials ourselves, but we are nevertheless reliant on these materials for producing our products because our third-party foundry and package and test subcontractors must procure them. To help minimize risks associated with constrained capacity, we use multiple foundries and have taken other steps to prevent supply interruptions at certain foundries and subcontractors.
In fiscal years 2020, 2019 and 2018, 24%, 16% and 20%, respectively, of our silicon in terms of cost of wafers was supplied by a third-party foundry in China, and 11%, 11% and 14%, respectively, of our silicon in terms of cost of wafers was supplied by a third-party foundry in Israel.
In addition to our development and production facility in Colorado Springs, Colorado, which provides assembly services for a majority of our very small form factor protection devices, we use third-party subcontractors to perform almost all of our other assembly and test operations. A majority of our offshore assembly and test activity is conducted by third-party subcontractors based in China, Malaysia, Taiwan, Thailand, South Korea and the Philippines. We have operations offices located in the Philippines, Malaysia and China that support and coordinate some of the worldwide shipment of products. We have installed our own test equipment at some of our packaging and testing subcontractors in order to ensure a certain level of capacity, assuming the subcontractor has ample employees to operate the equipment. We are monitoring the impact of the coronavirus outbreak on our suppliers and third-party subcontractors and cannot currently determine the extent of the impact it may have on our operations. See “Item 1A. Risk Factors - Risks Relating to Production Operations - We obtain many essential components and materials and certain critical manufacturing services from a limited number of suppliers and subcontractors, most of which are foreign-based.”
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
Intellectual Property and Licenses
We have been granted 201 U.S. patents and 187 foreign patents and have numerous patent applications pending with respect to our products and to technologies associated with our business. The expiration dates of issued patents range from 2020 to 2038. Although we consider patents to be helpful in maintaining a competitive advantage, we do not believe they create definitive competitive barriers to entry. There can be no assurance that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated, or circumvented by others. We have no material revenue associated with patents that expire in calendar years 2020, 2021 or 2022.
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
Employees
As of January 26, 2020, we had 1,388 full-time employees. There were 534 employees in research and development, 271 employees in sales, marketing and field services, and 190 employees in general, administrative and finance. The remaining employees support operational activities, including product and test engineering, assembly, manufacturing, distribution and quality functions.
We have not had a work stoppage in the last decade and the only unionized employees are approximately 188 Mexican nationals who work at our manufacturing facility in Reynosa, Mexico. Our employee relations during the last fiscal year have been, and remain, satisfactory.
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
Our sales that serve the military and aerospace markets primarily consist of high-reliability products that are offered within our Wireless and Sensing product line that have been qualified to be sold in these markets by the U.S. Department of Defense ("DOD"). In order to maintain these qualifications, we must comply with certain specifications promulgated by the DOD. As part of maintaining these qualifications, we are routinely audited by the DOD. Based on current specifications, we believe we can maintain our qualifications for the foreseeable future. However, these specifications could be modified by the DOD in the future or we could become subject to other government requirements, which could make the manufacturing of these products more difficult and thus could adversely impact our profitability in the Wireless and Sensing Product Group. In fiscal year 2020, our sales that serve military and aerospace markets comprised 2% of our sales. A small number of special assemblies from the Wireless and Sensing product line are subject to the International Traffic in Arms Regulations ("ITAR"). We have a Technical Assistance Agreement in place that permits us to assemble certain of these products in Mexico. International shipments of products subject to ITAR require a State Department license.
For further discussion related to environmental matters, see Note 14 to the Consolidated Financial Statements.
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
You should carefully consider and evaluate all of the information in this Annual Report on Form 10-K, including the risk factors listed below. If any of these risks actually occur, our business could be materially harmed. If our business is harmed, the trading price of our common stock could decline. See also “Special Note Regarding Forward Looking and Cautionary Statements” at the beginning of this Annual Report on Form 10-K.
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
Our results may fluctuate in the future, may fail to match our past performance or fail to meet our expectations and the expectations of analysts and investors. Our results and related ratios, such as gross margin, operating income percentage and effective tax rate may fluctuate as a result of:

•	general economic conditions in the countries where we sell our products;

•	the availability of adequate supply commitments from our outside suppliers;

•	the timing of new product introductions by us, our customers and our competitors;

•	seasonality and variability in the computer market and our other end markets;

•	product obsolescence;

•	the scheduling, rescheduling or cancellation of orders by our customers;

•	the cyclical nature of demand for our customers’ products;

•	our ability to predict and meet evolving industry standards and consumer preferences;

•	our ability to develop new process technologies and achieve volume production;

•	changes in manufacturing yields;

•	capacity utilization;

•	product mix and pricing;

•	movements in exchange rates, interest rates or tax rates;

•	our ability to integrate and realize synergies from recent acquisitions;

•	the manufacturing and delivery capabilities of our subcontractors; and

•	litigation and regulatory matters.
As a result of these factors, our past financial results are not necessarily indicative of our future results.
Current global economic conditions, including the impact of the novel coronavirus outbreak, and the potential changes in global economic policy could reduce demand for our products and have a material adverse impact on our business, operating results and financial condition.
Uncertainty about global economic conditions can pose a risk to the overall economy by causing fluctuations to and reductions in consumer and commercial spending. Demand for our products could be different from our expectations due to many factors including changes in business and economic conditions, conditions in the credit market that affect consumer confidence, customer acceptance of our products, changes in customer order patterns, including order cancellations, and changes in the level of inventory held by vendors. In fiscal year 2020, sales to customers in China comprised 53% of our sales. The recent economic slowdown in China could adversely affect our sales to customers in China and consequently, our business, operating results and financial condition. In addition, there are risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business, or provide incentives to government-backed local customers to buy from local suppliers rather than companies like ours, all of which could adversely impact our business, operating results and financial condition. Further, changes in U.S. and global social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment could adversely affect our business.
In addition, recent global economic conditions have been affected by the recent outbreak of the novel coronavirus first identified in Wuhan, Hubei Province, China. Any outbreak of contagious diseases, and other adverse public health developments, could have a material and adverse effect on our business operations. These could include disruptions or restrictions on our ability to travel or to distribute our products, as well as temporary closures of the facilities and businesses of our customers and their contract manufacturers. Any disruption of the businesses of our customers and suppliers and their contract manufacturers would likely impact our sales and operating results. In addition, a significant outbreak of contagious diseases in the h uman population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our end customers’ products and likely impact our operating results.
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
The U.S. government has recently made statements and taken certain actions that have led to, and may lead to, further changes to U.S. and international trade policies, including recently imposed tariffs affecting certain products exported by a number of U.S. trading partners, including China. For example, in 2018 and 2019, the U.S. imposed tariffs ranging from 7.5% to 25% on four product lists totaling approximately $550 billion in Chinese imports. In response, many U.S. trading partners, including China, have imposed or proposed new or higher tariffs on U.S. products. The tariffs imposed by the U.S. on products imported from China include parts and materials used in semiconductor manufacturing and could have the effect of increasing the cost of materials we use to manufacture certain products, which could result in lower margins. In addition, the geopolitical headwinds driven by export restrictions and tariffs imposed by the U.S. government may weaken demand for our products. For example, during fiscal year 2020, we experienced a 13% decrease in our net sales compared to the same period last year primarily due to a decline in China-based demand for our products.
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
We may experience other causes of business interruptions, including the outbreak of pandemic or contagious diseases, such as the novel coronavirus, that may affect our operations and we may not have sufficient business interruption insurance to compensate us for losses that may occur.
We rely on third-party freight firms for nearly all of our shipments from vendors to assembly and test sites, primarily in Asia, and for shipments of our final product to customers. This includes ground and air transportation. Any significant disruption of such freight business globally or in certain parts of the world, particularly where our operations are concentrated, could materially and adversely affect our ability to generate revenues. Business interruption insurance may not provide enough protection to compensate us for losses that may occur. Accordingly, any of these disruptions could significantly harm our business.
Terrorist attacks, wars and other acts of violence, or any other national or international crisis, calamity or emergency, including the outbreak of pandemic or contagious disease, such as the novel coronavirus, may result in interruption to the business activities of many entities, business losses and overall disruption of the economy at many levels. These events may directly impact our physical facilities or those of our customers and suppliers. Additionally, these events or armed conflicts may cause some of our customers or potential customers to reduce the level of expenditures on their services and products that ultimately may reduce our revenue. The consequences of these reductions are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business. For example, as a result of these events, insurance premiums for businesses may increase and the scope of coverage may be decreased. Consequently, we may not be able to obtain adequate insurance coverage for our business and properties. To the extent that these disruptions result in delays or cancellations of customer orders, a general decrease in corporate spending, or our inability to effectively market our services and products, our business and operating results could be harmed.
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
Most of our third-party subcontractors and suppliers, including foundries that supply silicon wafers, are located in foreign countries, including China, Israel and South Korea. In fiscal years 2020, 2019 and 2018, 24%, 16% and 20%, respectively, of our silicon in terms of cost of wafers was supplied by a third-party foundry in China, and 11%, 11% and 14%, respectively, of our silicon in terms of cost of wafers was supplied by a third-party foundry in Israel. These percentages could be higher in future periods. While our utilization of multiple third-party foundries does create some redundancy of fabrication processes, any interruption of supply by one or more of these foundries could materially impact us. We maintain some amount of business interruption insurance to help reduce the risk of wafer supply interruption, but we are not fully insured against such risk. In addition, the U.S. government has recently announced import tariffs on goods manufactured in China. See the risk factor captioned "Changes in government trade policies could have an adverse impact on our business or the business of our customers, which may materially adversely affect our business operations, sales or gross margins" above. These tariffs, depending upon their ultimate scope, duration and how they are implemented, could negatively impact our business by continuing to increase our costs and by making our products less competitive. We may not be able to pass such increased costs to our customers. In addition, any relocation of manufacturing facilities or to using suppliers outside of China may increase our costs and could impact the global competitiveness of our products.
A majority of our package and test operations are performed by third-party contractors based in China, Malaysia, Taiwan, Thailand, South Korea and the Philippines. Our international business activities, in general, are subject to a variety of potential risks resulting from political and economic uncertainties. Any political turmoil or trade restrictions in these countries, particularly China, could limit our ability to obtain goods and services from these suppliers and subcontractors. The effect of an economic crisis or political turmoil on our suppliers located in these countries may impact our ability to meet the demands of our customers. For example, the ongoing coronavirus outbreak emanating from China at the beginning of 2020 has resulted in extended shutdown of certain businesses in the region. This public health crisis or any further political developments or health concerns in markets in which our third-party contractors and suppliers are based could result in social, economic and labor instability, adversely affecting the supply of our products and, in turn, our business, financial condition and results of operations. If we find it necessary to transition the goods and services received from our existing suppliers or subcontractors to other firms, we would likely experience an increase in production costs and a delay in production associated with such a transition, both of which could have a significant negative effect on our operating results, as these risks are substantially uninsured.
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
The efforts to achieve design wins typically are lengthy and can require us to both incur design and development costs and dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not prevail in the competitive selection process, and even if we are able to develop products and achieve design wins, the design wins may never generate revenues if end-customer projects are unsuccessful in the marketplace or the end-customer terminates the project, which may occur for a variety of reasons. Mergers and consolidations among customers may lead to termination of certain projects before the associated design win generates revenue. If design wins do generate revenue, the time lag between the design win and meaningful revenue can be uncertain and could be significant. If we fail to develop products with required features or performance standards or experience even a short delay in bringing a new product to market, or if our customers fail to achieve market acceptance of their products, our business, financial condition and operating results could be materially and adversely impacted.
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
While we intend to continue to invest in research and development, we may be unable to make the substantial investments that are required to remain competitive in our business.
The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $107.4 million, $109.0 million and $105.1 million, which represent 20%, 17% and 18% of net sales, respectively, in fiscal years 2020, 2019 and 2018, respectively. We expect to strategically increase our research and development expenditures as compared to prior periods. We are unable to predict whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. The added costs could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

Certain software we use is from open source code sources, which, under certain circumstances, may lead to unintended consequences and, therefore, could materially adversely affect our business, financial condition, operating results and cash flow.
We use open source software in connection with certain of our products and services, and we intend to continue to use open source software in the future. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products or services or alleging that these companies have violated the terms of an open source license. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software or alleging that we have violated the terms of an open source license. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our solutions. In addition, if we were to combine our proprietary software solutions with open source software in certain manners, we could, under certain open source licenses, be required to publicly release the source code of our proprietary software solutions. If we inappropriately use open source software, we may be required to re-engineer our solutions, discontinue the sale of our solutions, release the source code of our proprietary software to the public at no cost or take other remedial actions. There is a risk that open source licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our solutions, which could adversely affect our business, operating results and financial condition.
We may need to transition to smaller geometry process technologies and achieve higher levels of design integration to remain competitive and may experience delays in this transition or fail to efficiently implement this transition.
In order to remain competitive, we expect to continue to transition our products to increasingly smaller geometries. This transition requires us to modify the manufacturing processes for our products, to design new products to more stringent standards and to redesign some existing products. In some instances, we depend on our relationship with our third-party foundries to transition to smaller geometry processes successfully. Our foundries may not be able to effectively manage the transition or we may not be able to maintain our foundry relationships. If our foundries or we experience significant delays in this transition or fail to efficiently implement this transition, our business, financial condition and results of operations could be materially and adversely affected. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis or at all.
Risks Relating to International Operations
We sell and trade with foreign customers, which subjects our business to increased risks.
Sales to foreign customers accounted for approximately 91% of net sales in the fiscal year ended January 26, 2020. Sales to our customers located in China (including Hong Kong), South Korea and Japan constituted 53%, 8% and 5%, respectively, of net sales for fiscal year 2020. International sales are subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors and representatives, difficulties in staffing and managing foreign subsidiary and branch operations and potentially adverse tax consequences. Other risks include local business and cultural factors that may differ from our domestic standards and practices, including business practices from which we are prohibited from engaging by the Foreign Corrupt Practices Act and other anti-corruption laws and regulations, laws of certain foreign countries that may not protect our products, assets or intellectual property rights to the same extent as do U.S. laws, and difficulties enforcing contracts in such foreign countries generally. These factors may harm our business. Our use of the Semtech name may be prohibited or restricted in some countries, which may negatively impact our sales efforts. In addition, substantially all of our foreign sales are denominated in U.S. Dollars and currency exchange fluctuations in countries where we do business could harm us by resulting in pricing that is not competitive with prices denominated in local currencies.
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
As of January 26, 2020, our foreign subsidiaries held $787.9 million of unremitted foreign earnings. With the enactment of the Tax Cuts and Jobs Act (“Tax Act”), all post-1986 previously unremitted earnings for which no U.S. deferred tax liability had been accrued were subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, we have determined that $547.9 million of foreign earnings (“Reinvested Funds”) will continue to be reinvested indefinitely outside of the U.S. As a result, we have not recorded a provisional income tax expense for these amounts because we believe that we currently have the ability to keep those earnings indefinitely invested and we have specific plans for reinvestment of these undistributed foreign earnings. In connection with the enactment of the Tax Act, we have determined that we will remit approximately $240.0 million of foreign earnings in the foreseeable future, of which $76.1 million and $80.0 million was remitted during fiscal years 2020 and 2019, respectively. As a result, we have established a deferred income tax liability for the withholding tax that will be due upon distribution of these earnings. If we needed to remit all or a portion of our Reinvested Funds to the U.S. for investment in our domestic operations, any such remittance could result in increased tax liabilities and a higher effective tax rate. For more information, see Note 12 to the Consolidated Financial Statements.
We are subject to export restrictions and laws affecting trade and investments, which may limit our ability to sell to certain customers.
As a global company headquartered in the United States, we are subject to U.S. laws and regulations that limit and restrict the export of some of our products and services and may restrict our transactions with certain customers, business partners and other persons, including, in certain cases, dealings with or between our U.S. employees and subsidiaries. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services and technologies, and in other circumstances we may be required to obtain an export license or other authorization before entering into a transaction or transferring a controlled item. We maintain an economics sanction and export compliance program but there are risks that the compliance controls could be circumvented, exposing us to legal liabilities. We must also comply with export restrictions and laws imposed by other countries affecting trade and investments. These restrictions and laws have significantly restricted our operations in the recent past and may continue to do so in the future.
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
In addition, on May 16, 2019, the U.S. Department of Commerce amended the Export Administration Regulations by adding Huawei Technologies Co., Ltd. ("Huawei"), which was recently indicted by the U.S. government for violating U.S. sanctions and bank and wire fraud, among other charges, and 68 of its affiliates to the "Entity List" for actions contrary to the national security and foreign policy interests of the United States. On August 19, 2019, another 46 of Huawei’s non-U.S. affiliates were added to the “Entity List.” As with ZTE, this rule imposes new export licensing requirements on exports, re-exports, and in-country transfers of all U.S.- regulated products, software and technology to the designated Huawei entities. As noted above, license requests are subject to a general policy of denial and, therefore, we will not be able to sell most of our U.S. regulated products to Huawei. Sales of our products to Huawei accounted for less than 10% of our net sales during fiscal year 2020. Although the U.S. Department of Commerce granted certain temporary exemptions to Huawei on May 20, 2019 in the form of a temporary 90 day general license for specific activities, which was further extended for another 90 days on August 19, 2019 and again on November 18, 2019, and for another 45 days on February 13, 2020 and again on March 10, 2020, these exemptions are limited in scope and generally do not apply to the sale of our U.S. regulated products to Huawei. As of the date of this report, we are unable to predict the duration of the export restrictions imposed on Huawei and the corresponding future effects on our business.
These actions by the U.S. Department of Commerce or future regulatory activity may materially interfere with our ability to make sales to ZTE, Huawei or other foreign customers. ZTE, Huawei and other foreign customers affected by future U.S. government export control measures or sanctions or threats of export control measures or sanctions may respond by developing their own solutions to replace our products or by adopting our foreign competitors’ solutions. In addition, our association with customers that are or become subject to U.S. regulatory scrutiny or export restrictions could subject us to actual or perceived reputational harm among current or prospective investors, suppliers or customers, customers of our customers, other parties doing business with us, or the general public. Any such reputational harm could result in the loss of investors, suppliers or customers, which could harm our business, financial condition, operating results or prospects.
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
To the extent that our products achieve market success, competitors typically seek to offer competitive products or lower prices; if they are successful, they could harm our business. We also expect that the trend among large OEMs to seek to develop their own semiconductor solutions will continue and expand and as we move into new markets, we will face competition from larger competitors with longer histories in these markets. Certain of our customers and suppliers also have divisions that produce products competitive with ours and other customers may seek to vertically integrate competitive solutions in the future.
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
We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and end customers. We may not be able to maintain or increase sales to some of our top customers for a variety of reasons, including that our agreements with our customers do not require them to purchase a minimum quantity of our products; some of our customers can stop incorporating our products into their own products with limited notice to us and suffer little or no penalty; and many of our customers have pre-existing or concurrent relationships with our current or potential competitors that may affect the customers’ decisions to purchase our products.
The loss of a major customer, a reduction in sales to any major customer or our inability to attract new significant customers could seriously impact our revenue and materially and adversely affect our business, financial condition and results of operations.
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
In fiscal year 2020, authorized distributors accounted for approximately 72% of our net sales. We generally do not have long-term contracts with our distributors and most can terminate their agreement with us with little or no notice. For fiscal year 2020, our largest distributors were based in Asia.
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
Section 404 of the Sarbanes-Oxley Act requires an annual management assessment of the effectiveness of internal controls over financial reporting and an annual report by our independent registered public accounting firm opining on our internal controls over financial reporting. For example, during the fourth quarter of fiscal year 2020, we identified and remediated a material weakness in our internal controls related to the evaluation of new or unusual transactions, which we remediated in the same period. Refer to Item 9A. "Controls and Procedures" for additional information related to our control environment. Management is similarly required to review disclosure controls, which are controls established to ensure that information required to be disclosed in SEC reports is recorded, processed, summarized and reported in a timely manner.
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
We, our suppliers, and our customers are subject to a variety of U.S. federal, foreign, state and local governmental laws, rules and regulations, including laws, rules and regulations governing data privacy protections for personal information, and corrupt practices/anti-bribery prohibitions, impact our business in terms of ongoing monitoring of compliance. Legislation and related regulations in the United Kingdom under that country’s Bribery Act could have extra-territorial application of compliance standards that may be inconsistent with comparable U.S. law, requiring us to re-evaluate and amend our compliance programs, policies and initiatives. The General Data Protection Regulation ("GDPR") is a comprehensive update to the data protection regime in the European Economic Area that became effective as of May 25, 2018. In addition, the California Consumer Privacy Act (“CCPA”), which enhances privacy rights and consumer protection for residents of California, became effective as of January 1, 2020. The cost of compliance with the GDPR and the CCPA and the potential for fines and penalties in the event of a breach may have an adverse effect on our operations.
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
Economic conditions and regulatory changes leading up to and following the United Kingdom’s exit from the European Union could have a material adverse effect on our business and results of operations.
In June 2016, voters in the U.K. approved the country’s exit from the European Union ("E.U."), and the U.K. government has commenced the legal process of leaving the E.U., typically referred to as Brexit. On January 31, 2020, the U.K. left the E.U., followed by an 11-month transition period by which to leave the single market and customs union. While the full effects of Brexit will not be known for some time, Brexit could cause disruptions to, and create uncertainty surrounding, our business and results of operations. The most immediate effect has been significant volatility in global equity and debt markets and currency exchange rate fluctuations. Ongoing global market volatility and a deterioration in economic conditions due to uncertainty surrounding Brexit could significantly disrupt the markets in which we operate and lead our customers to closely monitor their costs and delay capital spending decisions.
The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets. The measures could potentially disrupt the markets we serve and may cause us to lose customers and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Any of these effects of Brexit could materially adversely affect our business, results of operations and financial condition.
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
We have expanded our operations through strategic acquisitions, such as the acquisition of Sierra Monolithics, Inc in December 2009, Gennum Corporation in March 2012, select assets from EnVerv, Inc. in January 2015, Triune Systems, L.L.C. in March 2015, AptoVision in 2017, and ICI and TrackNet in 2018, and we may continue to expand and diversify our operations with additional acquisitions. Acquisitions may divert management attention and resources from other business objectives. Acquisitions have used and could use in the future a significant portion of our available liquid assets or we could incur debt or issue equity securities to fund acquisitions. Issuance of equity securities could be dilutive to existing stockholders. Debt financing could subject us to restrictive covenants that could have an adverse effect on our business. Although we undertake detailed reviews of proposed acquisition candidates and attempt to negotiate acquisition terms favorable to us, we may encounter difficulties or incur liabilities for which we have no recourse. We cannot provide any assurance that any acquisition will have a positive impact on our future performance.
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
We assess our goodwill, other intangible assets and our long-lived assets on an annual basis and whenever events or changes in circumstances indicate the carrying value of our assets may not be recoverable, and as and when required by accounting principles generally accepted in the U.S. ("GAAP") to determine whether they are impaired. During fiscal year 2020, we recorded $1.2 million of non-cash impairment charges on certain of our investments. During fiscal year 2019, we recorded a non-cash impairment charge of $30.0 million, which represented the entire carrying value of our investment in Multiphy Ltd. ("Multiphy"). Future restructuring or appraisal of our business impacting fair value of our assets or changes in estimates of our future cash flows could affect our impairment analysis in future periods and cause us to record either an additional expense for impairment of assets previously determined to be partially impaired or record an expense for impairment of other assets. Depending on future circumstances, we may never realize the full value of intangible assets. Any future determination or impairment of a significant portion of our goodwill and other intangibles could have an adverse effect on our financial condition and operating results.
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
As of January 26, 2020, we had $197.0 million of outstanding indebtedness under our senior secured first lien credit facility ("Credit Facility"), which provides for a maximum borrowing capacity of $600.0 million.
Our ability to make payments on amounts borrowed under the Credit Facility, and to fund our operations, will depend on our ability to generate substantial operating cash flow. Our cash flow generation will depend on our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors, many of which are beyond our control.
In addition, all of our $197.0 million of debt outstanding under our Credit Facility as of January 26, 2020 bears interest at a floating rate that uses LIBOR as the applicable reference rate to calculate the interest. Our Credit Facility provides that, if it is publicly announced that the administrator of LIBOR has ceased or will cease to provide LIBOR, if it is publicly announced by the applicable regulatory supervisor that LIBOR is no longer representative or if either the administrative agent or lenders holding 50% of the aggregate principal amount of our revolving commitments and term loans elect, we and the administrative agent may amend our Credit Agreement (as defined below) to replace LIBOR with an alternate benchmark rate. This alternative benchmark rate may include a forward-looking term rate that is based on the secured overnight financing rate, also known as SOFR, published by the Federal Reserve Bank of New York.
Subsequent to the end of fiscal year 2020, we entered into an interest rate swap agreement to hedge the variability of interest payments on $150.0 million of debt outstanding under our Credit Facility.  The swap has a three-year term and based on our current leverage ratio, interest payments on $150.0 million of our debt are now fixed at 1.9775%.
Uncertainty as to the nature of potential changes to LIBOR, benchmark replacement provisions, alternative reference rates or other reforms could adversely impact our interest expense on our floating rate debt that currently uses LIBOR as the applicable reference rate. In addition, any alternative reference rates to LIBOR may result in interest that does not correlate over time with the payments that would have been made on our indebtedness if LIBOR was available in its current form. Further, the discontinuance or modification of LIBOR and uncertainty of an alternative reference rate may result in the increase in the cost of future indebtedness, which could have a material adverse effect on our financial condition, cash flow and results of operations.
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
Restrictive covenants in the Credit Agreement governing the Credit Facility may restrict our ability to pursue our business strategies.
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
These provisions could make it more difficult for a third party to acquire us, even if the third party's offer may be considered beneficial by many stockholders. As a result, stockholders may be limited in their ability to obtain a premium for their shares.
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
Our corporate headquarters is located in Camarillo, California where we own an approximately 88,000 square foot facility. The parcel on which our headquarters is located can accommodate substantial expansion. As of January 26, 2020, we owned or leased multiple properties. The locations and primary functions of significant properties are summarized in the following table:

Locations	**Square Feet**	Administration	Research and/or development	Manufacturing support	Sales and marketing	Application engineering	Test and assembly	Reliability testing	**Leased**
Camarillo, California	88,000	●	●	●	●	●		●	
Colorado Springs, Colorado	25,967	●	●	●	●	●	●		●
Colorado Springs, Colorado	51,588	●	●	●	●	●	●		
Irvine, California	20,072	●	●	●	●		●		●
San Jose, California	17,016	●	●	●	●	●			●
San Diego, California	18,189	●	●		●	●			●
Burlington, Ontario, Canada	68,000	●	●		●	●	●	●	
Neuchatel, Switzerland	37,275	●	●	●	●	●	●	●	●
Reynosa, Mexico	30,000	●	●	●			●	●	
Kanata, Ontario, Canada	27,888	●	●		●				●
Shenzhen, China	15,678	●			●	●			●
Bristol, United Kingdom	17,430	●	●		●	●		●	●
Bhubaneshwar, India	12,316	●	●						●

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
The descriptions of the legal proceedings in Note 14 to the Consolidated Financial Statements are incorporated by reference into this Item 3.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on The Nasdaq Global Select Market under the symbol "SMTC."
Holders
As of March 18, 2020, we had 177 holders of record of our common stock.
Dividends
The payment of dividends on our common stock is within the discretion of our Board of Directors. Currently, we intend to retain earnings to finance the growth of our business. We did not pay cash dividends on our common stock during fiscal years 2020, 2019 or 2018, and our Board of Directors has not indicated an intent to declare a cash dividend on our common stock in the foreseeable future.
Issuer Purchases of Equity Securities
We maintain a stock repurchase program that was initially approved by our Board of Directors and announced by us in March 2008. The stock repurchase program does not have an expiration date and our Board of Directors has authorized expansion of the program over the years. During fiscal year 2020, we repurchased $70.2 million of our common stock. As of January 26, 2020, we have repurchased $337.8 million of our common stock under the program since its inception and the remaining authorization under our stock repurchase program was $110.6 million. Under the program, we may repurchase our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. Our repurchases may be made through Rule 10b5-1 and/or Rule 10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. We intend to fund repurchases under the program from cash on hand. We have no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.
Purchases by the Company of our common stock during the fourth quarter of fiscal year 2020 were as follows:

Fiscal Month/Year	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program
November 2019 (10/28/19-11/24/19)	—	$—	—	$138.2	million
December 2019 (11/25/19-12/22/19)	296,110	$48.84	296,110	$123.7	million
January 2020 (12/23/19-01/26/20)	249,850	$52.52	249,850	$110.6	million
Total fourth quarter activity	545,960	$50.52	545,960
Securities Authorized for Issuance Under Equity Compensation Plans
See the information set forth in Part III, Item 12 of this Annual Report on Form 10-K.
Sales of Unregistered Securities
We did not make any sales of unregistered securities during fiscal year 2020 that have not been previously reported.
Performance Graph
This chart and graph show the value of a $100 cash investment on the last day of fiscal year 2015 in (i) the Company’s common stock, (ii) the NASDAQ Composite Index, and (iii) the Philadelphia Semiconductor Index. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Fiscal Year	2015	2016	2017	2018	2019	2020
Semtech	$100	$74	$124	$135	$184	$194
NASDAQ Composite	$100	$97	$119	$158	$151	$196
PHLX SEMICONDUCTOR SECTOR	$100	$90	$141	$203	$188	$283
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
The Consolidated Statements of Income data set forth below for fiscal years 2020, 2019 and 2018 and the Consolidated Balance Sheets data as of the end of fiscal years 2020 and 2019 are derived from, and qualified by reference to, the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The Consolidated Statements of Income data for fiscal years 2017 and 2016 and the Consolidated Balance Sheets data as of the end of fiscal years 2018, 2017 and 2016 are derived from the Consolidated Financial Statements previously filed with the SEC in Annual Reports on Form 10-K.
This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 of this Annual Report on Form 10-K, the Consolidated Financial Statements and accompanying notes, and the corresponding items included in our Annual Reports on Form 10-K for fiscal years 2019 and 2018. All fiscal years presented consisted of 52 weeks except for fiscal year 2016, which consisted of 53 weeks. Our past results are not necessarily indicative of our future performance.
Consolidated Income Statement Data

	Fiscal Year Ended
(in thousands, except per share data)	January 26, 2020	January 27, 2019 (1) (2)	January 28, 2018 (1) (2)	January 29, 2017	January 31, 2016 (1)
Net sales	$547,512	$627,196	$587,847	$544,272	$490,219
Cost of sales	210,828	250,174	235,876	219,410	197,109
Gross profit	336,684	377,022	351,971	324,862	293,110
Operating costs and expenses:
Selling, general and administrative (3)	163,106	145,246	148,146	138,708	140,677
Product development and engineering	107,368	109,047	105,070	102,500	113,737
Intangible amortization	16,546	26,649	27,867	25,301	25,059
Loss (gain) on disposition of business operations	—	—	375	(25,513)	—
Changes in the fair value of contingent earn-out obligations	(2,345)	(9,419)	3,892	(215)	(16,362)
Total operating costs and expenses	284,675	271,523	285,350	240,781	263,111
Operating income	52,009	105,499	66,621	84,081	29,999
Interest expense	(9,106)	(9,202)	(7,963)	(9,300)	(7,819)
Non-operating income (expense), net	2,893	3,823	3,348	(1,721)	(1,201)
Investment impairments	(1,211)	(30,000)	(4,250)	—	(600)
Income before taxes and equity in net gains (losses) of equity method investments	44,585	70,120	57,756	73,060	20,379
Provision for income taxes	12,828	355	22,853	18,399	8,882
Net income before equity in net gains (losses) of equity method investments	31,757	69,765	34,903	54,661	11,497
Equity in net gains (losses) of equity method investments	109	(126)	(254)	—	—
Net income	31,866	69,639	34,649	54,661	11,497
Net loss attributable to noncontrolling interest	(5)	—	—	—	—
Net income attributable to common stockholders	$31,871	$69,639	$34,649	$54,661	$11,497
Earnings per share:
Basic	$0.48	$1.06	$0.52	$0.84	$0.18
Diluted	$0.47	$1.02	$0.51	$0.83	$0.17
Weighted average number of shares used in computing earnings per share:
Basic	66,263	65,982	66,027	65,427	65,657
Diluted	67,418	68,481	67,605	66,109	65,961
Anti-dilutive shares not included in the EPS calculations	120	553	402	1,111	2,569

Consolidated Balance Sheet Data

(in thousands)	January 26, 2020	January 27, 2019 (1) (2)	January 28, 2018 (1) (2)	January 29, 2017	January 31, 2016 (1)
Cash and cash equivalents	$293,324	$312,120	$307,923	$297,134	$211,810
Working capital	362,095	355,390	335,024	315,453	237,334
Total assets	1,052,433	1,062,780	1,086,114	1,011,542	911,517
Long term debt, less current portion	194,743	192,845	211,114	226,524	239,177
Non-current liabilities	276,592	250,286	294,555	283,304	279,579
Total stockholders’ equity	676,954	682,580	665,351	605,263	528,051
(1) We acquired Trackio International AG on December 11, 2018, IC Interconnect, Inc. on May 2, 2018 and AptoVision Technologies Inc. on July 1, 2017. For more information on acquisitions, see Note 3 to the Consolidated Financial Statements. We also acquired Triune Systems, L.L.C. on March 4, 2015.
(2) During the fourth quarter of fiscal year 2020, management identified certain immaterial errors related to share-based compensation expense of market-based awards granted during fiscal years 2018, 2019 and 2020. We concluded that the impact of the errors was not material and have corrected our consolidated financial statements and all other financial information presented in this Annual Report on Form 10-K for these errors. See Note 20 to our consolidated financial statements for more information on the impact of the corrections on our consolidated financial statements.
(3) We have realigned resources and infrastructure, resulting in restructuring expense of $2.2 million, $0.7 million, $6.3 million, $2.3 million and $4.5 million in fiscal years 2020, 2019, 2018, 2017 and 2016, respectively, included in selling, general and administrative.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and operating results should be read in conjunction with Item 6 "Selected Consolidated Financial Data" and our Consolidated Financial Statements and related Notes included in Item 8 of this Annual Report on Form 10-K. See also “Special Note Regarding Forward Looking and Cautionary Statements” at the beginning of this Annual Report on Form 10-K. Certain prior period amounts have been corrected as discussed in Note 20 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Overview
We are a leading global supplier of high-performance analog and mixed-signal semiconductors and advanced algorithms and were incorporated in Delaware in 1960. We design, develop, manufacture, and market a broad range of products that are sold principally into applications within the enterprise computing, communications, high-end consumer, and industrial end markets. Enterprise computing end markets include data center related equipment, passive optical networks, storage networks, desktops, notebooks, servers, printers, monitors, and computer peripherals. Communications end-market applications include wireless base stations, long-haul optical networks, carrier networks, switches and routers, cable modems, backplane signal conditioners, wireless LAN, and other communication infrastructure equipment. The high-end consumer end market includes handheld devices, smartphones, tablets, wireless charging, set-top boxes, digital televisions, digital video recorders, thunderbolt cables and other consumer equipment. Applications for the industrial market include analog and digital video broadcast studio equipment, video-over-IP solutions, automated meter reading, smart grid, wireless charging, military and aerospace, medical, security systems, automotive, IoT, industrial and home automation, and other industrial equipment. Our end customers are primarily OEMs and their suppliers.
We report results on the basis of 52 and 53 week periods and our fiscal year ends on the last Sunday in January. The fiscal years ended January 26, 2020, January 27, 2019, and January 28, 2018, each consisted of 52 weeks. We operate and account for our results in one reportable segment. See Note 16 to the Consolidated Financial Statements for segment information.
Recent Acquisitions
On December 11, 2018, we, through our subsidiary Semtech (International) AG, a Swiss corporation, completed our acquisition of all of the outstanding equity interests of TrackNet, for an aggregate purchase price of approximately $8.5 million. TrackNet is a provider of LoRa-based end-to-end solutions for the IoT and provides expertise and intellectual property that will be integrated into our business to support our goal of enabling the growing ecosystem around our LoRa® devices and wireless radio frequency technology. $4.3 million of the purchase price was attributed to goodwill and $3.0 million and $0.3 million of the purchase price was attributed to the estimated fair values of the intangible and tangible net assets acquired, respectively. The goodwill is not deductible for tax purposes. The transaction was accounted for as a business combination. Net sales, earnings and pro forma results of operations have not been presented because they are not material to our consolidated financial statements. For more information, refer to Note 8 to the Consolidated Financial Statements.
On May 2, 2018, we acquired substantially all of the assets of ICI for an aggregate purchase price of approximately $7.4 million. The addition of ICI is aimed at further enhancing our U.S. research and development capabilities for our next-generation Z-Pak™ platform. $4.9 million of the purchase price was attributed to goodwill and $2.5 million of the purchase price was attributed to the estimated fair values of the tangible net assets acquired. The goodwill is deductible for tax purposes. The transaction was accounted for as a business combination. Net sales, earnings and pro forma results of operations have not been presented because they are not material to our consolidated financial statements. For more information, refer to Note 8 to the Consolidated Financial Statements.
On July 1, 2017, we acquired AptoVision, a privately-held provider of uncompressed, zero-frame latency, video-over-IP solutions addressing the professional audio visual market. The unique combination of AptoVision's advanced algorithms for real-time, full bandwidth video transmission over IP networks, and our industry leading high-speed signal integrity and chip development expertise is expected to enable the adoption of SDVoE accelerating this natural progression in the evolution of video transport. Under the terms of the share purchase agreement with AptoVision, we acquired all of the outstanding equity interest in AptoVision for a cash payment of $17.6 million at closing, net of acquired cash, and a commitment to pay additional contingent consideration (the "AptoVision Earn-out") of up to a maximum of $47.0 million over three years if certain goals are achieved in each of the earn-out periods. To date, we have made $9.4 million in payments related to the AptoVision Earn-out, and based on our assessment of performance, we do not expect to make any future payments. Acquisition-related transaction costs of $1.6 million were accounted for as an expense in the period in which the costs were incurred and were presented in "Selling, general and administrative" ("SG&A") expense in the Consolidated Statements of Income.
See Note 3 and Note 14 to the Consolidated Financial Statements for additional information on our acquisitions and contingent consideration.

Factors Affecting Our Performance
Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and "just-in-time" deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Sales made directly to customers during fiscal years 2020, 2019 and 2018 were approximately 28%, 32% and 34% of net sales, respectively. The remaining 72%, 68% and 66% of net sales, respectively, were made through independent distributors.
Our business relies on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Israel and South Korea. In fiscal years 2020, 2019 and 2018, 24%, 16% and 20%, respectively, of our silicon in terms of cost of wafers was supplied by a third-party foundry in China, and 11%, 11% and 14%, respectively, of our silicon in terms of cost of wafers was supplied by a third-party foundry in Israel. These percentages could be higher in future periods. Foreign sales for fiscal years 2020, 2019 and 2018 constituted approximately 91%, 89% and 91%, respectively, of our net sales. Approximately 77%, 76% and 75% of net sales in fiscal years 2020, 2019 and 2018, respectively, were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada and Mexico.
We use several metrics as indicators of future potential growth. The indicators that we believe best correlate to potential future sales growth are design wins and new product releases. There are many factors that may cause a design win or new product release to not result in sales, including a customer decision not to go to system production, a change in a customer’s perspective regarding a product’s value or a customer’s product failing in the end market. As a result, although a design win or new product introduction is an important step towards generating future sales, it does not inevitably result in us being awarded business or receiving a purchase commitment.
Inflationary factors have not had a significant effect on our performance over the past several years. A significant increase in inflation would affect our future performance if we were unable to pass these higher costs on to our customers. We are continuing to monitor the near term geopolitical uncertainty and the recent export restrictions on shipments to Huawei Technologies Co., Ltd. ("Huawei") and certain of its affiliates, as well as the recent novel coronavirus outbreak. The following discussion reflects our current assessment of the near term impact of this uncertainty.
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
On October 5, 2016, we issued a Warrant to Comcast to purchase up to 1,086,957 Warrant Shares. The cost of the Warrant Shares is recognized as an offset to net sales. On April 27, 2018, we accelerated the vesting of the remaining 586,956 unvested shares from the Warrant ("Acceleration Event"), resulting in the full recognition of the previously unrecognized costs. For the fiscal year ended January 27, 2019, the net sales offset reflects the cost associated with the Warrant Shares of $21.5 million, including $15.9 million related to the Acceleration Event. As of January 27, 2019, the Warrant was fully vested and exercisable for a total of 869,565 shares, with no additional costs to be recognized in future periods. The Warrant was fully exercised and no longer outstanding as of March 15, 2019.
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
Results of Operations
Fiscal Year 2020 Compared with Fiscal Year 2019
All periods presented in the following summary of sales by major end market reflect our current classification methodology:

	Fiscal Years
(in thousands, except percentages)	2020		2019
	Net Sales	% Net Sales	Net Sales	% Net Sales	Change
Enterprise Computing	$161,200	29%	$203,692	32%	(21)%
Industrial	179,182	33%	201,832	32%	(11)%
High-End Consumer	151,132	28%	169,822	27%	(11)%
Communications	55,998	10%	73,351	12%	(24)%
Other: Warrant Shares	—	—%	(21,501)	(3)%	(100)%
Total	$547,512	100%	$627,196	100%	(13)%
Net Sales. Net sales for fiscal year 2020 were $547.5 million, a decrease of 13% compared to $627.2 million for fiscal year 2019. During fiscal year 2020, we experienced weakness in China-based demand across all of our end markets, primarily due to geopolitical headwinds driven by Huawei export restrictions and tariffs imposed by the U.S. government. The most heavily impacted areas were the communications end market, which also reflects slower conversion from 4G to 5G, and the enterprise computing end market, which experienced lower PON demand. The industrial end market decline reflects lower revenue from North America and Europe as channel inventory was managed down in a more cautious global environment. The high-end consumer end market experienced lower demand from China and Korea-based smartphone manufacturers and softer demand for our proximity sensing products. Additionally, fiscal year 2019 reflects a $21.5 million adverse impact from Comcast warrant shares expense, partially offset by a $9.8 million benefit from the adoption of ASC 606.
As we enter fiscal year 2021, the broader macro concerns and soft demand from China is expected to persist in the near-term. Based on booking trends and backlog entering the quarter, we estimate net sales for the first quarter of fiscal year 2021 to be between $125.0 million to $135.0 million.
Gross Profit. Gross profit was $336.7 million and $377.0 million in fiscal years 2020 and 2019, respectively. Our gross margin was 61.5% in fiscal year 2020, compared to 60.1% in fiscal year 2019. Fiscal year 2020 performance benefited from the absence of the Comcast Warrant Shares revenue reduction.
We expect overall gross margins for the first quarter of fiscal year 2021 to remain consistent with our fiscal year 2020 performance.

Operating Costs and Expenses.

	Fiscal Years
(in thousands, except percentages)	2020		2019
	Cost/Exp.	% Net Sales	Cost/Exp.	% Net Sales	Change
Selling, general and administrative	$163,106	30%	$145,246	23%	12%
Product development and engineering	107,368	20%	109,047	18%	(2)%
Intangible amortization	16,546	3%	26,649	4%	(38)%
Changes in the fair value of contingent earn-out obligations	(2,345)	(1)%	(9,419)	(2)%	(75)%
Total operating costs and expenses	$284,675	52%	$271,523	43%	5%
Selling, General & Administrative Expense
SG&A expense for fiscal year 2020 increased by $17.9 million primarily driven by a reduction in legal recoveries related to the settlement of the lawsuit we filed against HiLight Semiconductor Limited and related individual defendants ("HiLight Settlement"). The Company received a $1.0 million benefit related to this legal recovery in fiscal year 2020, compared to an $8.0 million benefit in fiscal year 2019. In addition, staffing-related costs, including share based compensation expense, increased from the prior year.
Product Development and Engineering Expenses
Product development and engineering expenses for fiscal years 2020 and 2019 were $107.4 million and $109.0 million, respectively, or a decrease of 2%. This decrease was primarily a result of the timing of development activities.
The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period-over-period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services, which are typically recorded as a reduction to product development and engineering expense.
Intangible Amortization
Intangible amortization was $16.5 million and $26.6 million in fiscal years 2020 and 2019, respectively. This decrease was primarily due to certain finite-lived intangible assets associated with the acquisition of Gennum Corporation that had become fully amortized during fiscal year 2020.
Changes in the Fair Value of Contingent Earn-out Obligations
The $7.1 million change in the fair value of contingent earn-out obligations in fiscal year 2020 compared to fiscal year 2019 reflects the impact of changes in the estimated probability of achievement of AptoVision and Cycleo earn-out targets. We measure contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The significant unobservable inputs used in the fair value measurements are revenue projections over the earn-out period, and the probability outcome percentages assigned to each scenario. Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings.
Interest Expense
Interest expense was $9.1 million and $9.2 million for fiscal years 2020 and 2019, respectively. The $0.1 million decrease was primarily related to lower interest rates. The new Credit Agreement (as defined below) provides for more favorable interest rate margins, the benefit of which is mostly offset by higher non-use fees on the increase in capacity from $400 million to $600 million.
Investment Impairments
In fiscal year 2020, we had a $0.5 million write-down of a cost method investment and a $0.7 million write-down of a convertible debt investment. In fiscal year 2019, we reduced our expectation of Multiphy's future operating performance and we concluded that the competitive landscape had evolved and that product release and broad market adoption of 400G PAM4 digital signal processing ("DSP") technology was delayed. As a result of these indicators of impairment, we tested the Multiphy investment for an other-than-temporary impairment using a discounted cash flow model. The results of its analysis indicated that the investment was other than temporarily impaired by $30.0 million, representing the entire carrying value of the investment.
Provision for Income Taxes
The provision for income taxes was $12.8 million for fiscal year 2020 compared to a provision for income taxes of $0.4 million for fiscal year 2019. The effective tax rates for fiscal years 2020 and 2019 were a tax provision rate of 28.7% and a tax provision rate of 0.5%, respectively. The increase in our effective tax rate in fiscal year 2020 was primarily driven by tax related to a gain associated with an intra-entity asset transfer and the impact of finalized regulations on the U.S. transition tax. Our effective tax rate for fiscal year 2020 differs from the statutory federal income tax rate of 21% primarily due to our regional mix of income, the impact of finalized regulations on the U.S. transition tax and a gain associated with the intra-entity asset transfer.
We receive a tax benefit from a tax holiday that was granted in Switzerland. The tax holiday commenced on January 30, 2017, and is effective for five years (the “Initial Term”) and can be extended for an additional five years, subject to meeting certain staffing targets. The ability to meet the requirements to extend the ruling is within our control and we do not anticipate any issues meeting the established targets. The maximum benefit under this tax holiday is CHF 500.0 million of cumulative after tax profit, which equates to a maximum potential tax savings of CHF 44.0 million. Depending on the operational performance of our Swiss operations, it is possible that we could utilize the maximum benefit during the Initial Term. Once the term of the tax holiday expires or we achieve the maximum benefit, our effective tax rate could be negatively impacted if we are unable to negotiate an extension or expansion of the tax holiday. The Swiss Tax Reform that was enacted during fiscal year 2020 reduces the Swiss Cantonal tax rate, which further increases the benefit of our Tax Holiday.
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
Gross Profit. Gross profit was $377.0 million and $352.0 million in fiscal years 2019 and 2018, respectively. Our gross margin was 60.1% for fiscal year 2019, compared to 59.9% for fiscal year 2018. Fiscal year 2019 performance benefited from a more favorable mix of products from the industrial end market, which have a higher gross profit profile.
Operating Costs and Expenses.

	Fiscal Years
(in thousands, except percentages)	2019		2018
	Cost/Exp.	% Net Sales	Cost/Exp.	% Net Sales	Change
Selling, general and administrative	$145,246	23%	$148,146	25%	(2)%
Product development and engineering	109,047	18%	105,070	18%	4%
Intangible amortization	26,649	4%	27,867	5%	(4)%
Loss on disposition of business operations	—	—%	375	—%	(100)%
Changes in the fair value of contingent earn-out obligations	(9,419)	(2)%	3,892	1%	(342)%
Total operating costs and expenses	$271,523	43%	$285,350	49%	(5)%

Selling, General & Administrative Expenses
SG&A expenses for fiscal year 2019 decreased by $2.9 million compared to fiscal year 2018 as a result of an $8.0 million legal recovery from the HiLight Settlement and lower restructuring expenses, partially offset by an increase in share-based compensation. The higher levels of share-based compensation expense in fiscal year 2019 compared to fiscal year 2018 primarily resulted from higher levels of performance achievement for awards with performance-based vesting conditions, additional expense associated with the modification of certain awards, and the impact of increases in our stock price, and the related fair value re-measurement, of awards accounted for as a liability rather than equity.
Product Development and Engineering Expenses
Product development and engineering expenses for fiscal years 2019 and 2018 were $109.0 million and $105.1 million, respectively, or an increase of 4%. The increase was primarily a result of higher variable compensation expense and the timing of development activities.
Intangible Amortization
Intangible amortization was $26.6 million and $27.9 million in fiscal years 2019 and 2018, respectively. The decrease is related to certain finite-lived intangible assets associated with the acquisitions of Gennum Corporation and Cycleo SAS ("Cycleo") that had become fully amortized during fiscal year 2019.
Changes in the Fair Value of Contingent Earn-out Obligations
The $13.3 million change in the fair value of contingent earn-out obligations in fiscal year 2019 compared to fiscal year 2018 reflects the impact of changes in the estimated probability of achievement of AptoVision Earn-out targets.
Interest Expense
Interest expense was $9.2 million and $8.0 million for fiscal years 2019 and 2018, respectively. The $1.2 million increase is primarily related to higher interest rates, partially offset by an improvement in our consolidated leverage ratio.
Interest on loans made under the Credit Agreement (as defined below) accrues at a rate based in part on our consolidated leverage ratio, which is the ratio of our indebtedness to adjusted earnings before interest, taxes, depreciation and amortization, on a consolidated basis. As our sales performance improved, we ended fiscal year 2018 with a consolidated leverage ratio of approximately 1.20. At the end of fiscal year 2019, our consolidated leverage ratio was 1.02 as we continued to benefit from increasing sales and lower debt levels. The impact of the benefit of improvements to our consolidated leverage ratio on our total interest costs was more than offset by increases in the 30-day LIBOR rate.
Investment Impairments
In fiscal year 2019, we fully impaired our investment in Multiphy resulting in a $30.0 million charge, compared to a $4.3 million impairment on a cost method investment in fiscal year 2018.
Provision for Income Taxes
The provision for income taxes was $0.4 million for fiscal year 2019 compared to a provision of $22.9 million for fiscal year 2018. The effective tax rates for fiscal years 2019 and 2018 were a tax provision rate of 0.5% and a tax provision rate of 39.7%, respectively. The decrease in our effective tax rate in fiscal year 2019 was primarily driven by a partial release of the valuation allowance that was previously recorded against U.S. deferred tax assets. Specifically, due to the impact of the Tax Act, and based on the weight of all available evidence, we concluded that it was more likely than not that we will be able to utilize the benefit of certain U.S. deferred tax assets. Our effective tax rate for fiscal year 2019 differs from the statutory federal income tax rate of 21% primarily due to our regional mix of income and a partial release of the valuation allowance that was previously recorded against our U.S. deferred tax assets.

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
As of January 26, 2020, our total stockholders’ equity was $677.0 million. At that date, we also had $293.3 million in cash and cash equivalents and $197.0 million of outstanding borrowings on our Credit Facility, which had $403.0 million of undrawn capacity.
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
A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of January 26, 2020, our foreign subsidiaries held approximately $261.9 million of cash and cash equivalents, compared to $253.1 million at January 27, 2019. In connection with the enactment of the Tax Act, all historic and current foreign earnings are taxed in the U.S. and are subject to a 5% withholding tax, if repatriated. We have determined that we will repatriate back to the U.S. approximately $240.0 million of foreign earnings, of which $156.1 million has been repatriated since fiscal year 2019. As of January 26, 2020, our foreign subsidiaries had $547.9 million of unremitted earnings for which no taxes have been provided. Those historical earnings have been and are expected to continue to be permanently reinvested.
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
In summary, our cash flows for each period were as follows:

	Fiscal Years
(in thousands)	2020	2019	2018
Net cash provided by operating activities	$118,616	$183,563	$111,485
Net cash used in investing activities	(34,334)	(36,218)	(65,856)
Net cash used in financing activities	(103,078)	(143,148)	(34,840)
Net (decrease) increase in cash and cash equivalents	$(18,796)	$4,197	$10,789
Operating Activities
Net cash provided by operating activities is due to net income, adjusted for non-cash items, and fluctuations in operating assets and liabilities.
Operating cash flows for fiscal year 2020 were favorably impacted by $1.0 million of proceeds received from the HiLight Settlement and unfavorably impacted by a $9.3 million increase in net inventory. Operating cash flows for fiscal year 2019 were favorably impacted by $8.0 million of proceeds received from the HiLight Settlement.
Investing Activities
Net cash used in investing activities is primarily attributable to capital expenditures and purchases of investments, net of proceeds from sales of property, plant and equipment and proceeds from sales of investments. Investing activities are also impacted by acquisitions, net of any cash received.
Capital expenditures were $23.1 million, $17.1 million and $35.5 million in fiscal years 2020, 2019 and 2018, respectively.
In fiscal year 2020, we made significant investments to update and expand our production capabilities, including the $4.0 million purchase of a manufacturing facility in Colorado.
In fiscal years 2020, 2019 and 2018, we paid $11.6 million, $9.3 million and $18.7 million, respectively, for strategic investments, including investments in companies that are enabling the LoRa®- and LoRaWANTM-based ecosystem.
On August 17, 2018, we acquired all of the outstanding equity interests of TrackNet for an aggregate purchase price of approximately $8.5 million. On May 2, 2018, we acquired substantially all of the assets of ICI for approximately $7.4 million. We funded these purchases using cash on hand. On July 1, 2017, we acquired AptoVision for an upfront cash payment of $17.6 million at closing, net of acquired cash, and a commitment to pay additional contingent consideration of up to a maximum of $47.0 million over three years if certain goals are achieved in each of the earn-out periods. Based on our current assessment of performance, we do not expect to make any future payments related to the AptoVision Earn-out.
Financing Activities
Net cash used in financing activities is primarily attributable to repurchases of our common stock, payments related to employee share-based compensation payroll taxes and principal payments related to our long-term debt, offset by proceeds from stock option exercises and borrowings under our Credit Agreement (as defined below).

In fiscal year 2019, we settled the AptoVision earn-out for the performance period ended July 29, 2018. Of the total earn-out distribution for this performance period, $8.5 million was attributable to the original acquisition fair value and, therefore, presented as a financing activity.
In fiscal year 2020, we paid $21.5 million for employee share-based compensation payroll taxes and received $6.0 million in proceeds from the exercise of stock options, compared to payments of $18.5 million for employee share-based compensation payroll taxes and proceeds of $16.3 million from the exercise of stock options in fiscal year 2019 and payments of $11.7 million for employee share-based compensation payroll taxes and proceeds of $6.7 million from the exercise of stock options in fiscal year 2018. We do not directly control the timing of the exercise of stock options. Such exercises are independent decisions made by grantees and are influenced most directly by the stock price and the expiration dates of stock option awards. Such proceeds are difficult to forecast, resulting from several factors which are outside our control. We believe that such proceeds will remain a nominal source of cash in the future.
Stock Repurchase Program
We currently have in effect a stock repurchase program that was initially approved by our Board of Directors in March 2008. This program represents one of our principal efforts to return value to our stockholders. During fiscal years 2020, 2019 and 2018, we repurchased shares of common stock under this program for $70.2 million, $116.2 million and $14.8 million, respectively. As of January 26, 2020, we had repurchased $337.8 million in shares of our common stock under the program since inception and the remaining authorization under the program was $110.6 million.
Credit Facility
On November 7, 2019, we, with certain of our domestic subsidiaries as guarantors, entered into an amended and restated credit agreement (the "Credit Agreement") with the lenders party thereto and HSBC Bank USA, National Association, as administrative agent, swing line lender and letter of credit issuer in order to provide a more flexible borrowing structure by expanding the borrowing capacity of the revolving loans under the senior secured first lien credit facility (the "Credit Facility") to $600.0 million, eliminating the term loans and extending the maturity to November 7, 2024. Up to $40.0 million of the revolving loans may be used to obtain letters of credit, up to $25.0 million of the revolving loans may be used to obtain swing line loans, and up to $40.0 million of the revolving loans may be used to obtain revolving loans and letters of credit in certain currencies other than U.S. Dollars ("Alternative Currencies"). The proceeds of the Credit Facility may be used by us for capital expenditures, permitted acquisitions, permitted dividends, working capital and general corporate purposes. A portion of the proceeds of the Credit Facility were used to repay in full all of the obligations outstanding under our then existing senior secured first lien credit facility and to pay transaction costs in connection with such refinancing.
In fiscal year 2020, we received $201.0 million in proceeds from our revolving loans and made payments that totaled $101.0 million and $115.3 million on our revolving loans and on our previous term loans, respectively. As of January 26, 2020, we had $197.0 million of outstanding borrowings under our revolving loans, which had $403.0 million of undrawn borrowing capacity.
The amendment of the Credit Agreement in the fourth quarter of fiscal year 2020 resulted in a loss on early extinguishment of debt totaling $0.5 million, related to the write off of unamortized discounts and loan costs, which were presented in "Non-operating income, net" in the Statements of Income.
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
Interest on loans made under the Credit Facility in U.S. Dollars accrues, at our option, at a rate per annum equal to (1) the Base
Rate (as defined below) plus a margin ranging from 0.25% to 1.25% depending upon our consolidated leverage ratio or
(2) LIBOR (determined with respect to deposits in U.S. Dollars) for an interest period to be selected by us plus a margin ranging from 1.25% to 2.25% depending upon our consolidated leverage ratio (such margin, the "Applicable Margin"). The
"Base Rate" is equal to a fluctuating rate equal to the highest of (a) the prime rate of the Administrative Agent, (b) 0.50% above the federal funds effective rate published by the Federal Reserve Bank of New York and (c) one-month LIBOR (determined with respect to deposits in U.S. Dollars), plus 1.00%. Interest on loans made under the Credit Facility in Alternative Currencies accrues at a rate per annum equal to LIBOR (determined with respect to deposits in the applicable Alternative Currency) (other than loans made in Canadian Dollars, for which a special reference rate for Canadian Dollars applies) for an interest period to be selected by us plus the Applicable Margin. See “Interest Rate and Credit Risk” under Item 7A of this Annual Report on 10-K for a discussion of the potential impact of the discontinuation of LIBOR to our outstanding debt and financial results.
Subsequent to the end of fiscal year 2020, we entered into an interest rate swap agreement to hedge the variability of interest payments on $150.0 million of debt outstanding under our Credit Facility.  The swap has a three-year term and based on our current leverage ratio, interest payments on $150.0 million of our debt are now fixed at 1.9775%.

All obligations of the Company under the Credit Agreement are unconditionally guaranteed by all of our direct and indirect domestic subsidiaries, other than certain excluded subsidiaries, including, but not limited to, any domestic subsidiary the primary assets of which consist of equity or debt of non-U.S. subsidiaries, certain immaterial non-wholly-owned domestic subsidiaries and subsidiaries that are prohibited from providing a guarantee under applicable law or that would require governmental approval to provide such guarantee. The Company and the guarantors have also pledged substantially all of their assets to secure their obligations under the Credit Agreement.
No amortization is required with respect to the revolving loans and we may voluntarily prepay borrowings at any time and from time to time, without premium or penalty, other than customary "breakage costs" and fees for LIBOR-based loans.
The Credit Agreement contains customary covenants, including limitations on our ability to, among other things, incur indebtedness, create liens on assets, engage in certain fundamental corporate changes, make investments, repurchase stock, pay dividends or make similar distributions, engage in certain affiliate transactions, or enter into agreements that restrict our ability to create liens, pay dividends or make loan repayments. In addition, we must comply with financial covenants, including maintaining a maximum consolidated leverage ratio, determined as of the last day of each fiscal quarter, of 3.50 to 1.00 or less, provided that, such maximum consolidated leverage ratio may be increased to 4.00 to 1.00 for the four consecutive fiscal quarters ending on or after the date of consummation of a permitted acquisition that constitutes a "Material Acquisition" under the Credit Agreement, subject to the satisfaction of certain conditions. As of January 26, 2020, we were in compliance with the covenants in our Credit Agreement.
The Credit Agreement also contains customary provisions pertaining to events of default. If any event of default occurs, the obligations under the Credit Agreement may be declared due and payable, terminated upon written notice to us and existing letters of credit may be required to be cash collateralized.
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
Noted below under "Contractual Obligations" are various commitments we have associated with our business, such as open purchase obligations, which are not recorded as liabilities in our Consolidated Balance Sheets because we have not yet received the related goods or services as of January 26, 2020.
Contractual Obligations
Presented below is a summary of our contractual obligations as of January 26, 2020:

(in thousands)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Long-term debt, including interest (1)	$6,206	$12,412	$207,861	$—	$226,479
Operating leases	3,945	4,567	2,898	2,164	13,574
Open capital purchase commitments	1,097	—	—	—	1,097
Other open purchase commitments	48,740	5,856	—	—	54,596
Deferred compensation	1,365	1,845	1,104	32,294	36,608
Cycleo Earn-out	2,108	—	—	—	2,108
Share-based compensation	—	10,477	—	—	10,477
Defined benefit plans (2)	2,462	4,124	4,346	10,650	21,582
Total contractual cash obligations	$65,923	$39,281	$216,209	$45,108	$366,521
(1) Includes the interest payments we owe on our long-term debt, assuming no additional borrowings or repayments under our Credit Facility. For debt that has variable rate interest, we have calculated future interest obligations based on the interest rate for that debt as of January 26, 2020.
(2) Amounts include expected payments under the current defined benefit pension plans for the employees of our Swiss and French subsidiaries.
Capital purchase commitments and other open purchase commitments are for the purchase of plant, equipment, raw material, supplies and services. They are not recorded liabilities in our Consolidated Balance Sheets as of January 26, 2020, as we have not yet received the related goods or taken title to the property.

As part of our acquisition of Cycleo, we have agreed to pay consideration if certain revenue and operating income targets are achieved in each of the measurement periods. See Note 14 to the Consolidated Financial Statements for additional information on our earn-out obligations.
We maintain a deferred compensation plan for certain officers and key executives that allow participants to defer a portion of their compensation for future distribution at various times permitted by the plan. Our liability for deferred compensation under this plan was $36.6 million and $29.5 million as of January 26, 2020 and January 27, 2019, respectively, and is included in accrued liabilities and other long-term liabilities in the Consolidated Balance Sheets. The plan provides for a discretionary Company match up to a defined portion of the employee’s deferral, with any match subject to a vesting period.
We have purchased whole life insurance on the lives of certain of our current and former deferred compensation plan participants. This Company-owned life insurance is held in a grantor trust and is intended to cover a majority of the costs of our deferred compensation plan. The cash surrender value of our Company-owned life insurance was $24.3 million and $20.4 million as of January 26, 2020 and January 27, 2019, respectively.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with GAAP. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. Accordingly, actual results could differ materially from our estimates. We consider an accounting policy to be a "critical accounting policy and estimate" if: (1) we must make assumptions that were uncertain when the judgment was made, and (2) changes in the estimate assumptions or selection of a different estimate methodology could have a significant impact on our financial position and the results that we report in our consolidated financial statements. While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information available when the estimate was made.
Refer to Note 2 to the Consolidated Financial Statements for further information on our critical accounting estimates and policies, which are as follows:

•
Inventories - Inventoried product reflected at the lower of cost or net realizable value considering future demand and market conditions; evaluation of inventories for excess quantities and obsolescence utilizing an analysis of sales levels by product and projections of future demand;

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

•
Revenue recognition - the criteria used to recognize revenue. Adjustments to net sales due to offset by the cost of the Warrant issued to Comcast over the respective performance period (since the Warrant was issued to our customer in exchange for services) are further discussed in "Note 11: Share-Based Compensation." Since the computation of the Warrant cost is based on the level of performance completed and the then current fair value of the unvested Warrant milestones, rather than unit sales, net sales can experience variability that is unrelated to the recognition of revenue;

•	Income taxes - the identification and measurement of deferred tax assets and liabilities and the provisional estimates associated with applicable tax laws;

•
Contingencies - the estimation of when a loss is probable and reasonably estimable; measurement of contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy; and

•
Share-Based Compensation - the estimates and assumptions on the expected life of options, stock price volatility and market value of the Company's common stock used in valuation models to measure the compensation cost for all share-based payments (including stock options) at fair value, as well as financial forecasts for awards with a performance condition. We have various equity award plans ("Plans") that provide for granting stock-based awards to our employees and non-employee directors. The Plans provide for the granting of several available forms of stock compensation. As of January 26, 2020, we have granted non-qualified stock option awards ("NQSOs") and restricted stock unit awards ("RSUs") under the Plans and have also issued some share-based compensation outside of the Plans, including NQSOs and RSUs as inducements to join the Company.

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
Foreign Currency Risk
Our foreign operations expose us to the risk of fluctuations in foreign currency exchange rates against our functional currency (the U.S. Dollar) and we may economically hedge this risk with foreign currency contracts (such as currency forward contracts). Gains or losses on these non-U.S.-currency balances are generally offset by corresponding losses or gains on the related hedging instruments. As of January 26, 2020, our largest foreign currency exposures were from the Canadian Dollar, Swiss Franc, and Great British Pound.
We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign exchange rates of 10% for all currencies could be experienced in the near-term. These reasonably possible adverse changes were applied to our total monetary assets and liabilities denominated in currencies other than our functional currency as of January 26, 2020, to compute the adverse impact these changes would have had (after taking into account balance sheet hedges only) on our income before taxes, to show an impact of $1.0 million.
Interest Rate and Credit Risk
We are subject to interest rate risk in connection with the outstanding debt under our Credit Facility, which bears interest at variable rates as of January 26, 2020. As of January 26, 2020, we had $197.0 million of outstanding borrowings on our Credit Facility, which had $403.0 million of undrawn capacity. Borrowings under our Credit Facility bear interest at a rate per annum equal to (1) the Base Rate (as defined below) plus a margin ranging from 0.25% to 1.25% depending upon our consolidated leverage ratio or (2) LIBOR (determined with respect to deposits in U.S. Dollars) for an interest period to be selected by us plus a margin ranging from 1.25% to 2.25% depending upon our consolidated leverage ratio (such margin, the "Applicable Margin"). The "Base Rate" is equal to a fluctuating rate equal to the highest of (a) the prime rate of the Administrative Agent, (b) 0.50% above the federal funds effective rate published by the Federal Reserve Bank of New York and (c) one-month LIBOR (determined with respect to deposits in U.S. Dollars), plus 1.00%. Interest on loans made under the Credit Facility in Alternative Currencies accrues at a rate per annum equal to LIBOR (determined with respect to deposits in the applicable Alternative Currency) (other than loans made in Canadian Dollars, for which a special reference rate for Canadian Dollars applies) for an interest period to be selected by us plus the Applicable Margin.
Subsequent to the end of fiscal year 2020, we entered into an interest rate swap agreement to hedge the variability of interest payments on $150.0 million of debt outstanding under our Credit Facility. The swap has a three-year term and based on our current leverage ratio, interest payments on $150.0 million of our debt are now fixed at 1.9775%. Based upon the amount of our outstanding indebtedness as of January 26, 2020, a one percentage point increase in LIBOR would not have a material impact on our annual interest expense as only $47.0 million of our outstanding debt balance remains subject to a floating rate.
The Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate, or LIBOR, has announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. That announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Moreover, it is possible that LIBOR has will be discontinued or modified prior to 2021. Our Credit Facility provides that, if it is publicly announced that the administrator of LIBOR has ceased or will cease to provide LIBOR, if it is publicly announced by the applicable regulatory supervisor that LIBOR is no longer representative, or if either the administrative agent or lenders holding 50% of the aggregate principal amount of our revolving commitments and term loans elect, we and the administrative agent may amend our Credit Agreement to replace LIBOR with an alternate benchmark rate.

This alternative benchmark rate may include a forward-looking term rate that is based on the secured overnight financing rate, also known as SOFR, published by the Federal Reserve Bank of New York.
Interest rates also affect our return on excess cash and investments. As of January 26, 2020, we had $293.3 million of cash and cash equivalents. A majority of our cash and cash equivalents generate interest income based on prevailing interest rates. Investments and cash and cash equivalents generated interest income of $3.7 million in fiscal year 2020. A significant change in interest rates would impact the amount of interest income generated from our cash and investments. It would also impact the market value of our investments.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Semtech Corporation
Camarillo, California
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Semtech Corporation and subsidiaries (the "Company") as of January 26, 2020 and January 27, 2019, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended January 26, 2020, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 26, 2020 and January 27, 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 26, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 26, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 20, 2020 expressed unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases effective January 28, 2019 due to the adoption of FASB ASC Topic 842, Leases, using the optional transition adoption method.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Inventories - Excess Quantities and Obsolescence - Refer to Notes 2 and 6 to the financial statements.
Critical Audit Matter Description
The Company maintains an inventory excess and obsolescence (“E&O”) reserve to reduce the basis of its inventory due to changes in demand or change in product life cycles. The inventory reserve serves to reduce the Company’s recorded inventory balance to the lower of its cost or net realizable value. In order to determine the reserve, management utilizes projections of demand. The estimation of customer demand requires management to evaluate and make assumptions of the impact of changes in demand or changes in product life cycles on current sales levels.
Given the subjectivity of estimating projections of future demand and the recording of inventory E&O reserves, performing audit procedures to evaluate the projections of future demand and to determine that the inventory E&O reserve was appropriately recorded required a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the projections of future demand and the inventory E&O reserve included the following, among others:
We tested the effectiveness of controls over the inventory E&O reserve review and approval process, including controls designed to review and approve the related projections of future demand.
We selected a sample of reserved parts and performed the following for each selection:

◦
To understand the assumptions behind the E&O reserve, including the related projection of future demand, we made inquiries of business unit managers as well as sales, operations, and marketing personnel about the estimated demand and historical consumption of each part selected.

◦
We tested the projection of future demand by comparing internal and external information (e.g. historical sales, contracts, communications with customers, market trends, and macroeconomic conditions) with the Company’s projection of future demand

◦
Performed a retrospective review by comparing management’s prior-year projection of future demand by product with actual product sales in the current year to identify potential bias in the inventory reserve.

◦	We recalculated the net realizable value of the inventory reserve and compared our recalculation with the recorded balance.

/s/ Deloitte & Touche LLP
Los Angeles, California
March 20, 2020

We have served as the Company's auditor since 2016.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Fiscal Year Ended
	January 26, 2020	January 27, 2019	January 28, 2018
Net sales	$547,512	$627,196	$587,847
Cost of sales	210,828	250,174	235,876
Gross profit	336,684	377,022	351,971
Operating costs and expenses:
Selling, general and administrative	163,106	145,246	148,146
Product development and engineering	107,368	109,047	105,070
Intangible amortization	16,546	26,649	27,867
Loss on disposition of business operations	—	—	375
Changes in the fair value of contingent earn-out obligations	(2,345)	(9,419)	3,892
Total operating costs and expenses	284,675	271,523	285,350
Operating income	52,009	105,499	66,621
Interest expense	(9,106)	(9,202)	(7,963)
Non-operating income, net	2,893	3,823	3,348
Investment impairments	(1,211)	(30,000)	(4,250)
Income before taxes and equity in net gains (losses) of equity method investments	44,585	70,120	57,756
Provision for income taxes	12,828	355	22,853
Net income before equity in net gains (losses) of equity method investments	31,757	69,765	34,903
Equity in net gains (losses) of equity method investments	109	(126)	(254)
Net income	31,866	69,639	34,649
Net loss attributable to noncontrolling interest	(5)	—	—
Net income attributable to common stockholders	$31,871	$69,639	$34,649
Earnings per share:
Basic	$0.48	$1.06	$0.52
Diluted	$0.47	$1.02	$0.51
Weighted average number of shares used in computing earnings per share:
Basic	66,263	65,982	66,027
Diluted	67,418	68,481	67,605
The accompanying notes are an integral part of these consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended
	January 26, 2020	January 27, 2019	January 28, 2018
Net income	$31,866	$69,639	$34,649
Other comprehensive (loss) income, net:
Unrealized (loss) gain on foreign currency cash flow hedges, net	—	(115)	942
Realized (gain) loss on foreign currency cash flow hedges, net	(74)	189	(1,232)
Unrealized gain on available-for-sale securities	2,506	—	—
Change in defined benefit plans, net	(4,991)	(2,481)	384
Other comprehensive (loss) income, net	(2,559)	(2,407)	94
Comprehensive income	29,307	67,232	34,743
Comprehensive loss attributable to noncontrolling interest	(5)	—	—
Comprehensive income attributable to common stockholders	$29,312	$67,232	$34,743
The accompanying notes are an integral part of these consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 26, 2020	January 27, 2019
Assets
Current assets:
Cash and cash equivalents	$293,324	$312,120
Accounts receivable, less allowances of $633 and $774, respectively	61,927	79,223
Inventories	73,010	63,679
Prepaid taxes	10,718	8,406
Other current assets	21,757	21,876
Total current assets	460,736	485,304
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $214,787 and $196,033, respectively	124,418	118,488
Deferred tax assets	20,094	14,261
Goodwill	351,141	351,141
Other intangible assets, net	20,012	36,558
Other assets	76,032	57,028
TOTAL ASSETS	$1,052,433	$1,062,780
Liabilities
Current liabilities:
Accounts payable	$48,009	$43,183
Accrued liabilities	50,632	68,462
Current portion - long term debt	—	18,269
Total current liabilities	98,641	129,914
Non-current liabilities:
Deferred tax liabilities	3,600	3,363
Long term debt, less current portion	194,743	192,845
Other long-term liabilities	78,249	54,078

Commitments and contingencies (Note 14)

Stockholders’ Equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 65,758,115 outstanding and 78,136,144 issued and 65,238,255 outstanding, respectively	785	785
Treasury stock, at cost, 12,378,029 shares and 12,897,889 shares, respectively	(387,851)	(346,218)
Additional paid-in capital	458,579	451,884
Retained earnings	611,607	579,736
Accumulated other comprehensive loss	(6,166)	(3,607)
Total stockholders’ equity	676,954	682,580
Noncontrolling interest	246	—
Total equity	677,200	$682,580
TOTAL LIABILITIES AND EQUITY	$1,052,433	$1,062,780
The accompanying notes are an integral part of these consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock					Accumulated Other Comprehensive Loss
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost		Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at January 29, 2017	65,793,083	$785	$390,938	$467,941	$(253,107)	$(1,294)	$605,263	$—	$605,263
Cumulative-effect adjustment to beginning balance from adoption of ASU 2016-09	—	—	—	(2,021)			(2,021)	—	(2,021)
Net income	—	—	—	34,649	—	—	34,649	—	34,649
Other comprehensive income	—	—	—	—	—	94	94	—	94
Stock-based compensation	—	—	47,206	—	—	—	47,206	—	47,206
Repurchase of common stock	(442,607)	—	—	—	(14,849)	—	(14,849)	—	(14,849)
Treasury stock reissued	929,653	—	(20,973)	—	15,982	—	(4,991)	—	(4,991)
Balance at January 28, 2018	66,280,129	$785	$417,171	$500,569	$(251,974)	$(1,200)	$665,351	$—	$665,351
Cumulative-effect adjustment to beginning balance from adoption of ASU 2014-09	—	—	—	11,104	—	—	11,104	—	11,104
Cumulative-effect adjustment to beginning balance from adoption of ASU 2016-16	—	—	—	(1,576)	—	—	(1,576)	—	(1,576)
Net income	—	—	—	69,639	—	—	69,639	—	69,639
Other comprehensive loss	—	—	—	—	—	(2,407)	(2,407)	—	(2,407)
Stock-based compensation	—	—	58,921	—	—	—	58,921	—	58,921
Repurchase of common stock	(2,448,133)	—	—	—	(116,210)	—	(116,210)	—	(116,210)
Treasury stock reissued	1,406,259	—	(24,208)	—	21,966	—	(2,242)	—	(2,242)
Balance at January 27, 2019	65,238,255	$785	$451,884	$579,736	$(346,218)	$(3,607)	$682,580	$—	$682,580
Net income	—	—	—	31,871	—	—	31,871	(5)	31,866
Other comprehensive loss	—	—	—	—	—	(2,559)	(2,559)	—	(2,559)
Capital contribution from outside party to a consolidated subsidiary	—	—	—	—	—	—	—	251	251
Stock-based compensation	—	—	50,786	—	—	—	50,786	—	50,786
Repurchase of common stock	(1,471,703)	—	—	—	(70,219)	—	(70,219)	—	(70,219)
Treasury stock reissued	1,991,563	—	(44,091)	—	28,586	—	(15,505)	—	(15,505)
Balance at January 26, 2020	65,758,115	$785	$458,579	$611,607	$(387,851)	$(6,166)	$676,954	$246	$677,200
The accompanying notes are an integral part of these consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	January 26, 2020	January 27, 2019	January 28, 2018
Cash flows from operating activities:
Net income	$31,866	$69,639	$34,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,581	49,639	48,999
Impairment of investments	1,211	30,000	4,250
Accretion of deferred financing costs and debt discount	484	528	568
Write-off of deferred financing costs and debt discount	514	—	—
Deferred income taxes	(5,596)	(16,047)	14,894
Share-based compensation and warrant costs	52,049	66,837	50,051
Loss (gain) on disposition of business operations and assets	378	(26)	276
Changes in the fair value of contingent earn-out obligations	(2,345)	(9,419)	3,892
Equity in net (gains) losses of equity method investments	(109)	126	254
Gain from sale of investment	—	(1,288)	—
Gain from convertible debt settlement	—	—	(4,275)
Corporate owned life insurance, net	5,613	(34)	1,601
Changes in assets and liabilities:
Accounts receivable, net	17,296	(21,499)	(1,453)
Inventories	(9,331)	8,444	(5,515)
Other assets	2,415	(587)	(5,957)
Accounts payable	2,603	7,543	(5,306)
Accrued liabilities	(19,532)	124	2,448
Income taxes payable	(2,105)	408	(15,718)
Other liabilities	3,624	(825)	(12,173)
Net cash provided by operating activities	118,616	183,563	111,485
Cash flows from investing activities:
Proceeds from convertible debt settlement	—	—	5,700
Proceeds from sales of property, plant and equipment	352	112	189
Purchase of property, plant and equipment	(23,056)	(17,052)	(35,461)
Purchase of investments	(11,630)	(9,297)	(18,665)
Acquisitions, net of cash acquired	—	(15,948)	(17,619)
Proceeds from sale of investments	—	5,967	—
Net cash used in investing activities	(34,334)	(36,218)	(65,856)
Cash flows from financing activities:
Payments of term loans	(115,312)	(15,938)	(15,000)
Proceeds from revolving line of credit	201,000	—	—
Payments of revolving line of credit	(101,000)	—	—
Deferred financing costs	(2,056)	—	—
Payments of earn-out	(237)	(8,736)	—
Payment for employee share-based compensation payroll taxes	(21,507)	(18,539)	(11,671)
Proceeds from exercise of stock options	6,002	16,275	6,680
Repurchase of common stock	(70,219)	(116,210)	(14,849)
Contributions from noncontrolling interest	251	—	—
Net cash used in financing activities	(103,078)	(143,148)	(34,840)
Net (decrease) increase in cash and cash equivalents	(18,796)	4,197	10,789
Cash and cash equivalents at beginning of period	312,120	307,923	297,134
Cash and cash equivalents at end of period	$293,324	$312,120	$307,923

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

Supplemental disclosure of cash flow information:
Interest paid	$7,906	$8,588	$6,341
Income taxes paid	$11,157	$7,740	$31,013

Non-cash investing and financing activities:
(Increase) decrease in accounts payable related to capital expenditures	$(2,223)	$2,024	$3,789
Conversion of note into equity	$—	$500	$—
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
Basis of Presentation
The Company reports results on the basis of 52 and 53-week periods and ends its fiscal year on the last Sunday in January. The fiscal years 2020, 2019 and 2018 each consisted of 52 weeks.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The Company’s Consolidated Statements of Income are referred to herein as the "Statements of Income," the Company’s Consolidated Balance Sheets are referred to herein as the "Balance Sheets" and the Company's Consolidated Statements of Cash Flows are referred to herein as the "Statements of Cash Flows." In the opinion of the Company, all adjustments of a normal and recurring nature necessary for a fair presentation, in all material respects, of the consolidated financial statements have been made. All intercompany balances have been eliminated. The Company consolidates entities that are not variable interest entities ("VIEs") when it owns, directly or indirectly, a majority interest in the entity or is otherwise able to control the entity. The Company consolidates VIEs in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810, "Consolidation." Entities for which the Company owns an interest, but does not consolidate, are accounted for under the equity method or cost method of accounting as minority investments and are included in “Other Assets” within the Balance Sheets. The ownership interest in a consolidated subsidiary of the Company held by outside parties is included in “Noncontrolling Interest” within the Balance Sheets.
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
Correction of Immaterial Errors
During the fourth quarter of fiscal year 2020, management identified certain immaterial errors related to share-based compensation expense of market-based awards granted during fiscal years 2018, 2019 and 2020. The errors resulted from adjustments to the grant date fair value of the market-based awards that were incorrectly accounted for as performance-based awards. The Company has corrected its consolidated financial statements for these errors for all annual periods presented in this Annual Report on Form 10-K, as well as the unaudited interim financial information presented in Note 21. Refer to Note 20 for a discussion of the Company's assessment of the errors and impact on its consolidated financial statements.

Note 2: Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all highly-liquid investments with an original maturity of 90 days or less and money market mutual funds to be cash equivalents. The Company maintains cash balances and cash equivalents in highly-qualified financial institutions. At various times, such amounts are in excess of insured limits. Cash equivalents can consist of money market mutual funds, government and corporate obligations, and bank time deposits.
Investments
The Company’s investment policy restricts investments to high credit quality investments with limits on the length to maturity and the amount invested with any one issuer. These investments, especially corporate obligations, are subject to default risk. The Company classifies its convertible debt investments as available-for-sale ("AFS") securities and reports these investments at fair value with current and long-term AFS investments included in "Other current assets" and "Other assets," respectively, in the Balance Sheets. Unrealized gains or losses, net of tax, are recorded in "Accumulated other comprehensive loss" in the Balance Sheets, and realized gains or losses are recorded in "Non-operating income, net" in the Statements of Income.
The Company has minority equity investments in privately-held companies that are classified in "Other assets" in the Balance Sheets. Substantially all of these investments are carried at cost because the Company does not have the ability to exercise significant influence over the companies. These minority equity investments do not have readily determinable fair values and the Company has determined that it is not practicable to estimate the fair values of these investments. As of January 26, 2020 and January 27, 2019, the Company had aggregate net investments under the cost method of accounting of $19.4 million and $16.7 million, respectively. As of January 26, 2020 and January 27, 2019, aggregate net investments accounted for under the equity method of accounting totaled $3.3 million and $2.7 million, respectively. The Company monitors whether there have been any events or changes in circumstances that would have a significant adverse effect on the fair values of these investments and recognizes losses in the Statements of Income when it determines that declines in the fair values of its investments below their cost are other than temporary. The Company recorded investment impairments of $1.2 million, $30.0 million and $4.3 million during fiscal years 2020, 2019 and 2018, respectively.
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
Inventories
Inventories are stated at lower of cost or net realizable value and consist of materials, labor, and overhead. The Company determines the cost of inventory by the first-in, first-out method. The Company evaluates inventories for excess quantities and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand. In order to state the inventory at lower of cost or net realizable value, the Company maintains reserves against its inventory. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made.
Business Combinations
The Company accounts for business combinations in accordance with ASC 805, “Business Combinations.” The Company allocates the purchase price paid for assets acquired and liabilities assumed in connection with acquisitions based on their estimated fair values at the time of acquisition. This allocation involves a number of assumptions, estimates and judgments that could materially affect the timing or amounts recognized in its financial statements. The most subjective areas include determining the fair values of the following:

•
intangible assets, including the valuation methodology, estimations of future cash flows, discount rates, market segment growth rates and the Company's assumed market segment share, as well as the estimated useful life of intangible assets;

•	deferred tax assets and liabilities, uncertain tax positions and tax-related valuation allowances, which are initially estimated as of the acquisition date;

•	inventory; property, plant and equipment; pre-existing liabilities or legal claims; deferred revenue; and contingent consideration, each as may be applicable; and

•	goodwill as measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed.
The Company’s assumptions and estimates are based upon comparable market data and information obtained from management and the management of the acquired companies. The Company allocates goodwill to the reporting units of the business that are expected to benefit from the business combination.
Variable Interest Entities
The Company consolidates VIEs in accordance with ASC 810, "Consolidation," if it is the primary beneficiary of the VIE, which is determined if it has a controlling financial interest in the VIE. A controlling financial interest will have both of the following characteristics: (i) the power to direct the VIE's activities that most significantly impact the VIE's economic performance and (ii) the obligation to absorb the VIE's losses that could potentially be significant to the VIE or the right to receive the VIE's benefits that could potentially be significant to the VIE.
The Company’s variable interests in VIEs may be in the form of equity ownership, contracts to purchase assets, management services, and development agreements between the Company and a VIE, loans provided by the Company to a VIE or other member, and/or guarantees provided by members to banks and other parties.
The Company analyzes its investments or other interests to determine whether it represents a variable interest in a VIE. If so, the Company evaluates the facts to determine whether it is the primary beneficiary, based on if it has a controlling financial interest in the VIE. The Company concluded that some of its equity interests represent a variable interest, but it is not the primary beneficiary as prescribed in ASC 810. Specifically, in reaching this conclusion, the Company considered the activities that most significantly drive profitability for these private entities and determined that the activities that most significantly drive profitability are related to the technology and related product road maps. In some cases, the Company has a board observer role, however, it concluded that in these cases it was not in a position of decision-making or other authority to influence the activities of the private entities that could be considered significant with respect to their operations, including research and development plans and changes to their product road maps.
Derivatives and Hedging Activities
The Company records all derivatives on the Balance Sheets at fair value in accordance with ASC 815, "Derivatives and Hedging." The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.
In accordance with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
Property, Plant and Equipment
Property, plant and equipment are stated at cost or at fair market value at time of acquisition. Depreciation is computed over the estimated useful lives of the related asset type or term of the operating lease using the straight-line method for financial statement purposes. Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized.
Goodwill
The Company performs an annual impairment assessment of goodwill at the reporting unit level in the fourth quarter of each fiscal year, or more frequently if indicators of potential impairment exist. The analysis may include both qualitative and quantitative factors to assess the likelihood of an impairment. The reporting unit’s carrying value used in an impairment test represents the assignment of various assets and liabilities, excluding certain corporate assets and liabilities, such as cash, investments and debt.
Qualitative factors include industry and market considerations, overall financial performance and other relevant events and factors affecting the reporting unit. Additionally, as part of this assessment, the Company may perform a quantitative analysis to support the qualitative factors above by applying sensitivities to assumptions and inputs used in measuring a reporting unit’s fair value.
The Company’s quantitative impairment test considers both the income approach and the market approach to estimate a reporting unit's fair value. Significant estimates include market segment growth rates, assumed market segment share, estimated costs and discount rates based on a reporting unit's weighted average cost of capital.
The Company tests the reasonableness of the inputs and outcomes of its discounted cash flow analysis against available market data. As the fair values of all of the Company's reporting units exceeded their carrying values, no impairment of goodwill was recorded during fiscal years 2020, 2019 or 2018.
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
Acquired in-process research and development ("IPR&D") projects, which represent projects that had not reached technological feasibility as of the date of acquisition, are recorded at fair value. Initially, these are classified as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. Upon completion of development, acquired IPR&D asset balances are transferred to finite-lived intangible assets and amortized over their useful lives. The asset balances relating to projects that are abandoned after acquisition are impaired and recorded in "Product development and engineering" ("R&D") expense in the Statements of Income.
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
For intangible long-lived assets, which consist of core technology and customer relationships, the Company uses the multi-period excess earnings method (an income approach) or the replacement cost method (a cost approach) to determine fair value. The multi-period excess earnings method estimates the value of the asset based on the present value of the after-tax cash flows attributable to the intangible asset, which includes the Company's estimates of forecasted revenue, operating margins, taxes, and discount rate. The replacement cost method incorporates a market participant’s assumption that an in-use premise is the highest and best use of customer relationships and core technology. The Company estimates the cost it would incur to rebuild or re-establish the intangible asset and the associated effort required to develop it.
The fair values of individual tangible long-lived assets are determined using the cost to reproduce the long-lived asset and taking into account the age, condition, inflation using the U.S. Bureau of Labor Statistics and Marshall Valuation Services, and cost to ready the long-lived asset for its intended use. Additionally, the Company considers the potential existence of functional and economic obsolescence and quantifies these elements in its cost approach as appropriate.
Functional Currency
The Company has concluded that the functional currency of all of its subsidiaries is the United States ("U.S.") Dollar.
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

Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets or other inputs that are observable for the assets or liabilities, either directly or indirectly.
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
Revenue Recognition
The Company derives its revenue primarily from the sale of semiconductor products into various end markets. Revenue is recognized in accordance with ASC 606, "Revenue from Contracts with Customers," when control of these products is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for these products. Control is generally transferred when products are shipped and, to a lesser extent, when the products are delivered. Recovery of costs associated with product design and engineering services are recognized during the period in which services are performed and are reported as a reduction to product development and engineering expense. Historically, these recoveries have not exceeded the cost of the related development efforts. The Company includes revenue related to granted technology licenses as part of "Net sales" in the Statements of Income. Historically, revenue from these arrangements has not been significant though they are part of its recurring ordinary business.
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
The Company provides an assurance type warranty, which is typically not sold separately and does not represent a separate performance obligation. The Company’s payment terms are generally aligned with shipping terms.
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
Disaggregated Revenue:
The Company disaggregates revenue from contracts with customers by types of products and geography, as it believes it best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Refer to “Note 16: Segment Information” for further information on revenues by product line and geographic region.
Contract Balances:
Accounts receivable represents the Company’s unconditional right to receive consideration from its customers. Contract assets consist of the Company’s right to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (i.e., receivable), before the entity transfers a good or service to the customer. The Company's contract asset and contract liability balances were not material as of January 26, 2020 and January 27, 2019.
There were no impairment losses recognized on the Company’s accounts receivable or contract assets during the fiscal year ended January 26, 2020.
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
Sales and Marketing
The Company expenses sales and marketing costs, which include advertising costs, as they are incurred. Advertising costs were $0.9 million, $0.6 million and $0.6 million for fiscal years 2020, 2019 and 2018, respectively.
Product Development and Engineering
Product development and engineering costs are charged to expense as incurred. Recoveries from nonrecurring engineering services are recorded as an offset to product development expense incurred in support of this effort since these activities do not represent an earnings process core to the Company’s business and serve as a mechanism to partially recover development expenditures. The Company received approximately $8.4 million, $4.4 million and $5.4 million of recoveries for nonrecurring engineering services in fiscal years 2020, 2019 and 2018, respectively.
Income Taxes
The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax bases. Current and long-term prepaid taxes are included in "Prepaid taxes" and "Other assets," respectively, and current and long-term liabilities for uncertain tax positions are included in "Accrued liabilities" and "Other long-term liabilities," respectively, in the Balance Sheets.
As part of the process of preparing the Company’s consolidated financial statements, the Company estimates income taxes in each of the jurisdictions in which it operates. This process involves estimating the current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, it must establish a valuation allowance. To the extent the Company changes its valuation allowance in a period, the change is generally recorded through the tax provision in the Statements of Income.
The Company continually reviews its position on undistributed earnings from its foreign subsidiaries to determine whether those earnings are indefinitely reinvested offshore. Domestic and foreign operating cash flow forecasts are reviewed to determine the sources and uses of cash. Based on these forecasts, the Company determines the need to accrue deferred tax liabilities associated with its undistributed offshore earnings.
Other Comprehensive Income (Loss)
Other comprehensive income or loss includes unrealized gains or losses on AFS investments, foreign currency and interest rate hedging activities, and changes in defined benefit plans, which are presented in the Statements of Comprehensive Income.

The following table summarizes the changes in other comprehensive (loss) income by component:

	Fiscal Year Ended
	January 26, 2020			January 27, 2019			January 28, 2018
(in thousands)	Pre-tax Amount	Tax Benefit (Expense)	Net Amount	Pre-tax Amount	Tax (Expense) Benefit	Net Amount	Pre-tax Amount	Tax Benefit (Expense)	Net Amount
Defined benefit plans:
Other comprehensive (loss) gain before reclassifications	$(9,237)	$1,276	$(7,961)	$(2,597)	$116	$(2,481)	$637	$(253)	$384
Amounts reclassified to earnings included in "Selling, general and administrative"	3,446	(476)	2,970	—	—	—	—	—	—
Foreign currency hedge:
Other comprehensive (loss) gain before reclassifications	66	(7)	59	(164)	49	(115)	1,205	(263)	942
Amounts reclassified to earnings included in "Selling, general and administrative"	(149)	16	(133)	233	(44)	189	(1,531)	299	(1,232)
Available-for-sale securities:			—
Other comprehensive gain before reclassifications	3,156	(650)	2,506	—	—	—	—	—	—
Other comprehensive (loss) income	$(2,718)	$159	$(2,559)	$(2,528)	$121	$(2,407)	$311	$(217)	$94

Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss by component:

(in thousands)	Defined Benefit Plans	Foreign Currency Hedge	Available-for-Sale Securities	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
Balance as of January 29, 2017	$(2,414)	$290	$—	$830	$(1,294)
Other comprehensive income (loss)	384	(290)	—	—	94
Balance as of January 28, 2018	(2,030)	—	—	830	(1,200)
Other comprehensive (loss) income	(2,481)	74	—	—	(2,407)
Balance as of January 27, 2019	(4,511)	74	—	830	(3,607)
Other comprehensive (loss) income	(4,991)	(74)	2,506	—	(2,559)
Balance as of January 26, 2020	$(9,502)	$—	$2,506	$830	$(6,166)
Share-Based Compensation
The Company measures compensation cost for all share-based payments (including stock options) at fair value using valuation models, which consider, among other things, estimates and assumptions on the expected life of options, stock price volatility and market value of the Company's common stock. Additionally, for awards with a performance condition, the Company uses financial forecasts that use assumptions that are consistent with those used for other valuation exercises, including goodwill valuation and asset impairment assessments. If any of the assumptions used in the valuation model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period and actual results may differ from estimates.
The Company has various equity award plans ("Plans") that provide for granting stock-based awards to employees and non-employee directors of the Company. The Plans provide for the granting of several available forms of stock compensation. As of January 26, 2020, the Company has granted non-qualified stock option awards ("NQSOs") and restricted stock unit awards ("RSUs") under the Plans and has also issued some share-based compensation outside of the Plans, including NQSOs and RSUs as inducements to join the Company.

Earnings per Share
The computation of basic and diluted earnings per common share was as follows:

	Fiscal Year Ended
(in thousands, except per share data)	January 26, 2020	January 27, 2019	January 28, 2018
Net income attributable to common stockholders	$31,871	$69,639	$34,649

Weighted average common shares outstanding–basic	66,263	65,982	66,027
Dilutive effect of share-based compensation	1,155	2,499	1,578
Weighted average common shares outstanding–diluted	67,418	68,481	67,605
Basic earnings per common share	$0.48	$1.06	$0.52
Diluted earnings per common share	$0.47	$1.02	$0.51
Anti-dilutive shares not included in the above calculations	120	553	402

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the reporting period. Diluted earnings per common share incorporates the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of NQSOs and the vesting of RSUs and performance unit awards if certain conditions have been met, but excludes such incremental shares that would have an anti-dilutive effect.
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
In July 2018, the FASB issued additional guidance on the accounting for leases. The guidance provides companies with another transition method by allowing entities to recognize a cumulative-effect adjustment to the opening balance of retained earnings as of the date of adoption. Under this method, financial information related to periods prior to adoption will be as originally reported under Accounting Standards Codification ("ASC") 840, Leases. Upon adoption as of January 28, 2019, the Company recorded ROU assets of $13.0 million and lease liabilities of $13.8 million. There was no other impact from the adoption. The difference between the ROU assets and lease liabilities primarily represents the existing deferred rent liabilities balance, resulting from historical straight-lining of operating leases, which was reclassified upon adoption to reduce the measurement of the ROU assets. The adoption of the standard did not have an impact on the Company’s stockholders' equity and did not have a material impact on the Company’s results from operations and cash flows.

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
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815). The new standard is designed to refine and expand hedge accounting for both financial (i.e., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption, including adoption in an interim period, is permitted. The Company adopted this guidance in the first quarter of fiscal year 2020. Adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
Accounting Guidance Issued, but not yet Adopted as of January 26, 2020
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which modifies ASC 740 to simplify the accounting for income taxes. This guidance impacts the accounting for hybrid tax regimes, the tax basis step-up in goodwill obtained in a transaction that is not a business combination, separate financial statements of legal entities not subject to tax, the intraperiod tax allocation exception to the incremental approach, ownership changes in investments from a subsidiary to an equity method investment and vice versa, interim period accounting for enacted changes in tax law and the year-to-date loss limitation in interim period tax accounting. This guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within this those fiscal years, with early adoption permitted. The Company will adopt this guidance in the first quarter of fiscal year 2022 and is still evaluating, but does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This guidance requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. It also requires credit losses on available-for-sale debt securities to be presented as an allowance, rather than reducing the carrying amount. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. The Company will adopt ASU 2016-13 in the first quarter of fiscal year 2021 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Note 3: Acquisitions
There were no acquisitions during the fiscal year ended January 26, 2020.
Fiscal Year 2019 Acquisitions
Trackio International AG
On August 17, 2018, the Company, through its subsidiary Semtech (International) AG, a Swiss corporation, entered into a share purchase agreement to purchase all of the outstanding equity interests of Trackio International AG, a Swiss corporation, and its subsidiaries (collectively, "TrackNet"), for an aggregate purchase price of approximately $8.5 million (the "TrackNet Acquisition"). TrackNet is a provider of LoRa-based end-to-end solutions for the IoT and provides expertise and intellectual property that will be integrated into the Company's business to support its goal of enabling the growing ecosystem around the Company's LoRa® devices and wireless radio frequency technology. $4.3 million was attributed to goodwill (see Note 8) and $3.0 million and $0.3 million was attributed to the estimated fair values of the intangible and tangible net assets acquired, respectively. The goodwill is not deductible for tax purposes. The transaction was completed on December 11, 2018 and accounted for as a business combination. The purchase price allocation for the TrackNet acquisition is complete. Net sales, earnings and pro forma results of operations have not been presented because they are not material to the Company’s consolidated financial statements. A summary of the purchase price allocation is as follows:

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
Fiscal Year 2018 Acquisition
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
Under the terms of the share purchase agreement, the Company acquired all of the outstanding equity interest in AptoVision for a cash payment of $17.6 million at closing, net of acquired cash, and a commitment to pay additional contingent consideration of up to a maximum of $47.0 million over three years if certain goals are achieved in each of the earn out periods (the "AptoVision Earn-Out"). To date, we have made $9.4 million in payments related to the AptoVision Earn-out, and based on our assessment of performance, we do not expect to make any future payments. The fair value of the AptoVision Earn-out as of January 27, 2019 was $2.2 million, of which $1.3 million was presented in "Accrued liabilities" and $0.9 million was presented in "Other long-term liabilities" in the Balance Sheets. The Company fully released its liability for the AptoVision Earn-out during the fiscal year ended January 26, 2020, based on the Company's assessment of performance. For the fiscal year ended January 28, 2018, acquisition related transaction costs of $1.6 million were accounted for as an expense in the period in which the costs were incurred and were presented in "Selling, general and administrative" expense in the Statements of Income.

AptoVision met the definition of a business and was accounted for under the acquisition method of accounting in accordance with the FASB’s ASC Topic 805, Business Combinations. The consideration to acquire AptoVision was allocated to the acquired tangible and intangible assets and assumed liabilities of AptoVision based on their respective estimated fair values as of the acquisition date. A summary of the allocation is as follows:

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
The IPR&D primarily relates to an assumed license agreement that had been executed in close proximity to the acquisition date. The investment in the license approximates fair value. During the fourth quarter of fiscal year 2020, the IPR&D became fully developed and was, therefore, transfered to finite-lived intangible assets as part of core technologies.
The $12.2 million excess of the acquisition consideration over the fair value of the assets acquired and liabilities assumed was allocated to goodwill. The goodwill resulted from expected synergies and other benefits from the transaction. The Company expects that all such goodwill will be deductible for tax purposes. The purchase price allocation for the AptoVision acquisition is complete.
Net sales and earnings attributable to AptoVision since the acquisition date were not material. Pro forma results of operations have not been presented as AptoVision’s annual financial results were not material to the Company’s consolidated financial statements.

Note 4: Available-for-sale securities
The following table summarizes the values of the Company’s available-for-sale securities:

	January 26, 2020			January 27, 2019
(in thousands)	Market Value	Adjusted Cost	Gross Unrealized Gain	Market Value	Adjusted Cost	Gross Unrealized Gain
Convertible debt	$10,700	$7,544	$3,156	$3,105	$3,105	$—
Total available-for-sale securities	$10,700	$7,544	$3,156	$3,105	$3,105	$—

The following table summarizes the maturities of the Company’s available-for-sale securities:

	January 26, 2020
(in thousands)	Market Value	Adjusted Cost
Within 1 year	$10,200	$7,044
After 1 year through 5 years	500	500
Total available-for-sale securities	$10,700	$7,544

The Company's available-for-sale ("AFS") securities consist of investments in convertible debt instruments issued by privately-held companies. The AFS investments with maturities within one year were included in "Other current assets" and with maturities greater than one year were included in "Other assets" in the Balance Sheets. Additions to the Company's AFS investments during the fiscal year ended January 26, 2020 included a $3.2 million convertible note that has a maturity date of December 15, 2020 and an interest rate of 12%.
The Company records its investments in AFS securities at fair market value, which also reflects expected credit losses. During fiscal year 2020, the gross unrealized gain primarily reflects an increase in fair market value on two of our AFS securities based on Level 3 inputs. In addition, the cost of an AFS security was reduced by $0.7 million, reflecting a decrease in fair market value driven by an increase in expected credit losses.

Note 5: Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured and recorded at fair value on a recurring basis were presented within the Company's Balance Sheets as follows:

	Fair Value as of January 26, 2020				Fair Value as of January 27, 2019
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Convertible debt	$10,700	$—	$—	$10,700	$3,105	$—	$—	$3,105
Derivative financial instruments	—	—	—	—	69	—	69	—
Total financial assets	$10,700	$—	$—	$10,700	$3,174	$—	$69	$3,105

Financial liabilities:
AptoVision Earn-out	$—	$—	$—	$—	$2,161	$—	$—	$2,161
Cycleo Earn-out	2,108	—	—	2,108	4,514	—	—	4,514
Total financial liabilities	$2,108	$—	$—	$2,108	$6,675	$—	$—	$6,675

During fiscal years 2020 and 2019, the Company had no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3. As of January 26, 2020, and January 27, 2019, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
The foreign currency forward contracts are valued using readily available foreign currency forward and interest rate curves (Level 2 inputs). The fair value of each contract is determined by comparing the contract rate to the forward rate and discounting to the present value. Contracts in a gain position are recorded in "Other current assets” in the Balance Sheets and the value of contracts in a loss position are recorded in "Accrued liabilities” in the Balance Sheets. See Note 19 for further discussion of the Company’s derivative instruments.
The convertible debt investments are valued utilizing a combination of estimates of the discounted cash flows associated with the debt and the fair value of the equity into which the debt may be converted (Level 3 inputs).
The AptoVision Earn-out liability (see Note 14) is valued utilizing estimates of annual sales, adjusted earnings, and product development targets (Level 3 inputs) through July 2020. These estimates represent inputs for which market data is not available and are developed using the best information available about the assumptions that market participants would use when pricing the liability.
The Cycleo Earn-out liability (see Note 14) is valued utilizing estimates of annual sales and operating income (Level 3 inputs) through April 2020. These estimates represent inputs for which market data is not available and are developed using the best information available about the assumptions that market participants would use when pricing the liability.
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
The Company reviews and re-assesses the estimated fair value of earn-out obligations on a recurring basis, and the updated fair value could differ materially from the previous estimates. Adjustments to the estimated fair values related to contingent consideration are reported in changes in fair value of contingent earn-out obligations, while changes in all other unobservable inputs are reported in operating income.

The following table presents a reconciliation of changes in the earn-out liability during the fiscal year ended January 26, 2020:

(in thousands)	AptoVision	Cycleo	Total
Balance at January 27, 2019	$2,161	$4,514	$6,675
Changes in fair value of contingent earn-out obligations	(2,161)	(184)	(2,345)
Changes in fair value of non-contingent earn-out obligations	—	(578)	(578)
Payments	—	(1,644)	(1,644)
Balance at January 26, 2020	$—	$2,108	$2,108

Instruments Not Recorded at Fair Value on a Recurring Basis
Some of the Company’s financial instruments are not measured at fair value on a recurring basis, but are recorded at amounts that approximate fair value due to their liquid or short-term nature. Such financial assets and financial liabilities include: cash and cash equivalents including money market deposits, net receivables, certain other assets, accounts payable, accrued expenses, accrued personnel costs, and other current liabilities. The Company’s long-term debt is recorded at cost, but is measured at fair value for disclosure purposes. As the long-term debt bears interest at a floating rate based on an index plus a spread, management determined that the carrying amount of the long-term debt approximates fair value.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company reduces the carrying amounts of its goodwill, intangible assets, long-lived assets, and non-marketable equity securities to fair value when held for sale or determined to be impaired.
For the Company's investments in non-marketable equity interests, the Company evaluates these investments for impairment when there are indicators of impairment which can be caused by changes in circumstances that may have a significant adverse effect on the fair value of its cost method or equity method investments. As discussed in Note 4, during fiscal year 2020, the Company tested its investments for impairment, which resulted in a $0.5 million write-down of a cost method investment and a $0.7 million other-than-temporary impairment of a convertible debt investment. During fiscal year 2019, the Company tested a cost method investment for impairment, which resulted in a $30.0 million write-down of the investment. In determining that the fair value of the Company’s investment is zero, the Company used a discounted cash flow model. The valuation model is most sensitive to the weighted-average cost of capital assumption, which was determined to be approximately 38.8%, given the nature of the investment.

Note 6: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

(in thousands)	January 26, 2020	January 27, 2019
Raw materials	$2,223	$2,057
Work in progress	50,640	44,530
Finished goods	20,147	17,092
Inventories	$73,010	$63,679

Note 7: Property, Plant and Equipment
The following is a summary of property and equipment:

(in thousands)	Estimated Useful Lives	January 26, 2020	January 27, 2019
Land		$12,143	$11,314
Buildings	7 to 39 years	35,801	32,229
Leasehold improvements	5 to 12 years	10,148	9,863
Machinery and equipment	3 to 8 years	196,270	185,045
Computer hardware and software	3 to 13 years	68,748	67,746
Furniture and office equipment	5 to 7 years	5,236	5,364
Construction in progress		10,859	2,960
Property, plant and equipment, gross		339,205	314,521
Less: accumulated depreciation and amortization		(214,787)	(196,033)
Property, plant and equipment, net		$124,418	$118,488

As of January 26, 2020, and January 27, 2019, construction in progress consisted primarily of machinery and equipment awaiting completion of installation and being placed in service.
Depreciation expense was $23.4 million, $23.0 million, and $21.1 million in fiscal years 2020, 2019, and 2018, respectively.

Note 8: Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by applicable reporting unit were as follows:

(in thousands)	Signal Integrity	Wireless and Sensing	Protection	Total
Balance at January 27, 2019	$274,085	$72,128	$4,928	$351,141
Additions	—	—	—	—
Balance at January 26, 2020	$274,085	$72,128	$4,928	$351,141

Goodwill is not amortized, but is tested for impairment at the reporting unit level using either a qualitative or quantitative assessment on an annual basis during the fourth quarter of each fiscal year, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. The reporting units are the same as the operating segments, which aggregate into a single reportable segment (see Note 16 on segment information). For fiscal year 2020, the Company performed a quantitative assessment that demonstrated that the fair value of the reporting units was higher than their respective carrying values. For fiscal years 2019 and 2018, the Company performed a qualitative assessment and concluded that it was more likely than not that the fair value of each of the three reporting units exceeded its carrying value. As of January 26, 2020 and January 27, 2019, there were no indications of impairment of the Company's goodwill balances, and no impairment to goodwill was recorded during fiscal years 2020, 2019 or 2018.
Purchased Intangibles
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and technology licenses purchased, which are amortized over their estimated useful lives:

		January 26, 2020			January 27, 2019
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technologies	3-8 years	$82,857	$(63,434)	$19,423	$167,930	$(136,544)	$31,386
Customer relationships	3-5 years	6,000	(5,411)	589	34,031	(31,159)	2,872
Total finite-lived intangible assets		$88,857	$(68,845)	$20,012	$201,961	$(167,703)	$34,258

Amortization expense of finite-lived intangible assets recorded in the Statements of Income for each period was as follows:

(in thousands)	January 26, 2020	January 27, 2019	January 28, 2018
Core technologies	$14,263	$20,916	$22,688
Customer relationships	2,283	5,733	5,179
Total amortization expense	$16,546	$26,649	$27,867

Future amortization expense of finite-lived intangible assets is expected as follows:

(in thousands)
To be recognized in:	Core Technologies	Customer relationships	Total
Fiscal year 2021	$7,677	$589	$8,266
Fiscal year 2022	4,942	—	4,942
Fiscal year 2023	4,002	—	4,002
Fiscal year 2024	1,676	—	1,676
Fiscal year 2025	1,126	—	1,126
Total expected amortization expense	$19,423	$589	$20,012

The following table sets forth the Company’s indefinite-lived intangible assets resulting from additions to IPR&D:

(in thousands)	Net Carrying Amount
Value at January 28, 2018	$2,300
Value at January 27, 2019	2,300
Transfers to core technologies	(2,300)
Value at January 26, 2020	$—

The Company reviews indefinite-lived intangible assets for impairment during the fourth quarter of each fiscal year by comparing the carrying amount of the asset to the future discounted cash flows that the asset is expected to generate. There was no impairment to the Company's indefinite-lived intangible assets during fiscal years 2020, 2019 or 2018. During the fourth quarter of fiscal year 2020, the IPR&D acquired by the Company in connection with the Aptovision acquisition became fully developed and was, therefore, transfered to finite-lived intangible assets as part of core technologies.

Note 9: Accrued Liabilities
The following is a summary of accrued liabilities for fiscal years 2020 and 2019:

(in thousands)	January 26, 2020	January 27, 2019
Compensation	$20,817	$34,987
Contract liabilities (ASC 606)	8,581	10,073
Lease liabilities (ASC 842)	3,273	—
Earn-out liability	2,108	3,276
Professional fees	2,449	2,336
Deferred revenue	3,931	3,439
Deferred compensation	1,365	2,203
Income taxes payable	—	2,105
Environmental reserve	1,450	1,460
Other	6,658	8,583
Accrued liabilities	$50,632	$68,462

Note 10: Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	Balance as of
(in thousands)	January 26, 2020	January 27, 2019
Term loans	$—	$115,312
Revolving loans	197,000	97,000
Total debt	197,000	212,312
Current portion	—	(18,269)
Total long-term debt	197,000	194,043
Debt issuance costs	(2,257)	(1,198)
Total long-term debt, net of debt issuance costs	$194,743	$192,845
Weighted-average interest rate	2.95%	4.14%

On November 7, 2019, the Company, with certain of its domestic subsidiaries as guarantors, entered into an amended and restated credit agreement (the "Credit Agreement") with the lenders party thereto and HSBC Bank USA, National Association, as administrative agent, swing line lender and letter of credit issuer in order to provide a more flexible borrowing structure by expanding the borrowing capacity of the revolving loans under the senior secured first lien credit facility (the "Credit Facility") to $600.0 million, eliminating the term loans and extending the maturity to November 7, 2024. Up to $40.0 million of the revolving loans may be used to obtain letters of credit, up to $25.0 million of the revolving loans may be used to obtain swing line loans, and up to $40.0 million of the revolving loans may be used to obtain revolving loans and letters of credit in certain currencies other than U.S. Dollars ("Alternative Currencies"). The proceeds of the Credit Facility may be used by the Company for capital expenditures, permitted acquisitions, permitted dividends, working capital and general corporate purposes. Proceeds of the Credit Facility were used to repay in full all of the obligations outstanding under the Company's then existing senior secured first lien credit facility and to pay transaction costs in connection with such refinancing.
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
Commitment fees on the unused portion of the revolving loans accrue at a rate per annum ranging from 0.20% to 0.35% depending upon the Company's consolidated leverage ratio. The initial commitment fee rate is 0.20% per annum.
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
The Credit Agreement contains customary covenants, including limitations on the Company’s ability to, among other things, incur indebtedness, create liens on assets, engage in certain fundamental corporate changes, make investments, repurchase stock, pay dividends or make similar distributions, engage in certain affiliate transactions, or enter into agreements that restrict the Company's ability to create liens, pay dividends or make loan repayments. In addition, the Company must comply with financial covenants, including maintaining a maximum consolidated leverage ratio, determined as of the last day of each fiscal quarter, of 3.50 to 1.00 or less, provided that, such maximum consolidated leverage ratio may be increased to 4.00 to 1.00 for the four consecutive fiscal quarters ending on or after the date of consummation of a permitted acquisition that constitutes a "Material Acquisition" under the Credit Agreement, subject to the satisfaction of certain conditions. As of January 26, 2020, the Company was in compliance with its financial covenants.
The Credit Agreement also contains customary provisions pertaining to events of default. If any event of default occurs, the obligations under the Credit Agreement may be declared due and payable, terminated upon written notice to the Company and existing letters of credit may be required to be cash collateralized.
The amendment of the Credit Agreement in the fourth quarter of fiscal year 2020 resulted in a loss on early extinguishment of debt totaling $0.5 million, related to the write off of unamortized discounts and loan costs, which were presented in "Non-operating income, net" within the Statements of Income.
As of January 26, 2020, the Company had $197.0 million outstanding under its Credit Facility, which had $403.0 million of undrawn borrowing capacity. The outstanding borrowings are due at maturity on November 7, 2024.
Interest expense was comprised of the following components for the periods presented:

	Fiscal Year Ended
(in thousands)	January 26, 2020	January 27, 2019	January 28, 2018
Contractual interest	$8,622	$8,674	$7,395
Amortization of debt discount and issuance costs	484	528	568
Total interest expense	$9,106	$9,202	$7,963

As of January 26, 2020, there were no amounts outstanding under the letters of credit, swing line loans and alternative currency sub-facilities.
Subsequent to the end of fiscal year 2020, we entered into an interest rate swap agreement to hedge the variability of interest payments on $150.0 million of debt outstanding under our Credit Facility. The swap has a three-year term and based on our current leverage ratio, interest payments on $150.0 million of our debt are now fixed at 1.9775%.

Note 11: Share-Based Compensation
Financial Statement Effects and Presentation
Pre-tax share-based compensation was included in the Statements of Income for fiscal years 2020, 2019 and 2018 as follows:

	Fiscal Year Ended
(in thousands)	January 26, 2020	January 27, 2019	January 28, 2018
Net sales offset (Warrant)	$—	$21,501	$16,219
Cost of sales	1,928	1,639	1,477
Selling, general and administrative	38,556	35,430	24,266
Product development and engineering	11,565	8,267	8,089
Share-based compensation	$52,049	$66,837	$50,051
Net change in share-based compensation capitalized into inventory	$—	$—	$(414)

Stock Options
In prior years, the Company has granted non-qualified stock options to both employees and non-employee directors. The fair value of these grants were measured on the grant date and recognized as expense over the requisite vesting period (typically 3-4 years). The Company uses the Black-Scholes pricing model to value stock options, and the weighted-average grant date fair values of awards granted in fiscal years 2019 and 2018 were $14.53 and $10.70, respectively. The number of shares authorized per the equity incentive plan is 17,031,653, and the maximum contractual term of equity share options is ten years.
The following table summarizes the activity for stock options for fiscal year 2020:

(in thousands, except per share data)	Number of Shares	Weighted- Average Exercise Price (per share)	Aggregate Intrinsic Value (1)	Number of Shares Exercisable	Weighted-Average Contractual Term (years)
Balance at January 27, 2019	877	$29.03	$18,226	472
Granted	—	—
Exercised	(242)	25.22	5,877
Forfeited	(11)	41.71
Balance at January 26, 2020	624	$30.26	$13,895	428
Exercisable at January 26, 2020	428	$25.26	$11,661		2.1
Vested and expected to vest after January 26, 2020	624	$30.26	$13,895		2.7

(1) The aggregate intrinsic value of stock options vested and exercisable and vested and expected to vest as of January 26, 2020 is calculated based on the difference between the exercise price and the $52.52 closing price of the Company's common stock as of January 26, 2020.
The aggregate unrecognized compensation expense for the outstanding stock options as of January 26, 2020 was $1.9 million, which will be recognized over a weighted-average period of 2.2 years.
The following table summarizes information regarding unvested stock option awards at January 26, 2020:

(in thousands, except per share data)	Number of Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Grant Date Fair Value (per share)
Balance at January 27, 2019	400	$34.52	$10.07
Granted	—	—	—
Vested	(193)	27.40	7.86
Forfeited	(11)	42.44	12.50
Balance at January 26, 2020	196	$41.14	$12.13

Market Condition Restricted Stock Units
In fiscal years 2020, 2019 and 2018, the Company granted, 266,000, 200,442 and 215,857, respectively, of restricted stock units to certain executives of the Company that have a pre-defined market condition that determines the number of shares that ultimately vest and a service condition that are accounted for as equity awards (the "TSR Awards"). The market condition is determined based upon the Company’s total stockholder return ("TSR") benchmarked against the TSR of the S&P SPDR

Semiconductor ETF (NYSE:XSD) over a one, two, three, and some cases four-year period. Award recipients must be employed for the entire service period and be an active employee at the time of vesting. The Company uses a Monte Carlo simulation to determine the grant-date fair value for the TSR Awards, which takes into consideration the possible outcomes pertaining to the TSR market condition. The estimated fair market values for each tranche of the TSR Awards granted in fiscal year 2020 were $55.82, $59.36, $61.45 and $62.98 for the one-year, two-year, three-year and four-year vesting periods, respectively.
The following table summarizes the activity for TSR Awards for fiscal year 2020:

(in thousands, except per share data)	Total Units	Weighted-Average Grant Date Fair Value (per share)
Balance at January 27, 2019	203	$37.51
Granted	266	59.49
Vested	(79)	36.30
Cancelled/Forfeited (1)	(133)	48.94
Balance at January 26, 2020	257	$54.61

(1) Represents cancellations due to awards vesting below the TSR target
Amounts in the table above include the stated number of awards granted and outstanding. However, the number of awards that ultimately vest may be higher or lower than the originally granted amounts depending upon the actual TSR achievement level over the performance period. For example, of the 214,100 awards scheduled to vest on January 26, 2020, only 79,245 actually vested due to lower than target TSR achievement levels.
The aggregate unrecognized compensation expense for TSR Awards as of January 26, 2020, was $8.4 million, which will be recognized over a weighted-average period of 1.6 years.
During the fourth quarter of fiscal year 2020, management identified certain immaterial errors related to share-based compensation expense of market-based awards granted during fiscal years 2018, 2019 and 2020. We concluded that the impact of the errors was not material and have corrected our consolidated financial statements and all other financial information presented in this Annual Report on Form 10-K for these errors. Refer to Note 20 for a discussion of the Company's assessment of the errors and impact on its consolidated financial statements.
CEO Market Condition Restricted Stock Units
On March 5, 2019, the Company granted its Chief Executive Officer ("CEO") 320,000 restricted stock units with a market condition. The award is eligible to vest during the period commencing March 5, 2019, and ending March 5, 2024 (the "Performance Period") as follows: 30% of the restricted stock units covered by the award will vest if, during any consecutive 30 day trading period that commences and ends during the Performance Period, the average per-share closing price of the Company’s common stock equals or exceeds $71.00 ("Tranche 1") and the award will vest in full if, during any consecutive 30 day trading period that commences and ends during the Performance Period, the average per-share closing price of the Company’s common stock equals or exceeds $95.00 ("Tranche 2"). The award will also vest as to 30% if a majority change in control of the Company occurs during the Performance Period and, in connection with such event, the Company’s stockholders become entitled to receive per-share consideration having a value equal to or greater than $71.00 but less than $95.00. If the Change in Control Per-Share Consideration is equal to or greater than $95.00 the award will fully vest. The fair value of Tranche 1 and Tranche 2 at the grant date was determined to be $44.32 and $33.19, respectively, by application of the Monte Carlo simulation model. The aggregate unrecognized compensation expense for the CEO market condition RSU award as of January 26, 2020 was $4.8 million, which will be recognized over a weighted-average period of 1.1 years.
Restricted Stock Units, Employees
The Company grants restricted stock units to certain employees, which are expected to be settled with shares of the Company's common stock. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date, based on the fair value of the Company's common stock at the grant date, and recognized as share-based compensation expense over the requisite vesting period (typically 4 years).

The following table is a summary of the status of non-vested restricted stock unit awards as of January 26, 2020, and changes during the year.

	Restricted Stock Units, Stock Grants and Stock Units
(in thousands, except per share data)	Shares	Weighted-Average Grant Date Fair Value (per share)
Nonvested at January 27, 2019	2,204	$36.62
Granted	921	47.88
Vested	(892)	31.62
Forfeited	(131)	40.55
Nonvested at January 26, 2020	2,102	$43.43

The aggregate unrecognized compensation for the non-vested restricted stock units as of January 26, 2020 was $71.8 million, which will be recognized over a weighted-average period of 2.4 years.
Restricted Stock Units, Non-Employee Directors
The Company maintains a compensation program pursuant to which restricted stock units are granted to the Company’s directors that are not employed by the Company or any of its subsidiaries. Under the Company's director compensation program, a portion of the stock units granted under the program would be settled in cash and a portion would be settled in shares of the Company's common stock. Restricted stock units awarded under the program are scheduled to vest on the earlier of (i) one year after the grant date or (ii) the day immediately preceding the annual meeting of stockholders in the year following the grant. The portion of a restricted stock unit award under the program that is to be settled in cash will, subject to vesting, be settled when the director who received the award separates from the board of directors. The portion of a restricted stock unit award under the program that is to be settled in shares of stock will, subject to vesting, be settled promptly following vesting. There were no changes to the terms and conditions of the existing awards.
The restricted stock units that are to be settled in cash are accounted for as liabilities. These awards are not typically settled until a non-employee director’s separation from service, so the value of both the unvested and vested but unsettled awards are re-measured at the end of each reporting period until settlement. As of January 26, 2020, the total number of vested, but unsettled awards was 190,873 units, and $10.5 million of the liability associated with these awards was included in "Other long-term liabilities" in the Balance Sheets.
The restricted stock units that are to be settled in shares are accounted for as equity. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date, based on the fair value of the Company's common stock at the grant date, and recognized as share-based compensation expense over the requisite vesting period (typically one year).
The following table summarizes the activity for the non-employee directors restricted stock units for the fiscal year ended January 26, 2020:

(in thousands, except per share data)	Total Units	Units Subject to Share Settlement	Units Subject to Cash Settlement	Weighted-Average Grant Date Fair Value (per share)
Balance at January 27, 2019	26	12	14	$48.84
Granted	26	12	14	50.55
Vested	(26)	(12)	(14)	48.84
Forfeited	—	—	—	—
Balance at January 26, 2020	26	12	14	$50.55

Performance-Based Restricted Stock Units
Prior to fiscal year 2018, the Company granted performance-based restricted stock units to select employees. These awards had a performance condition in addition to a service condition. The performance metrics were based on a pre-defined cumulative three-year performance of the Company’s revenue and non-GAAP operating income measured against internal goals. For these awards, the performance was tied to the Company’s performance in the grant year and the succeeding two fiscal years. The performance award recipients must be employed for the entire three-year period, which is the explicit service and requisite service period, and be an active employee at the time of vesting of the awards (cliff vesting at the end of the third year). At January 27, 2019, the performance metrics associated with the remaining outstanding awards, which were issued in fiscal year 2017, were met at a level which resulted in a grant that vested at 180.8% of target. Under the terms of these awards, 187,116 shares were settled in shares and 187,116 shares were settled in cash, in the amount of $9.3 million, during fiscal year 2020. There are no remaining awards outstanding as of January 26, 2020.
Award Modifications
In the first quarter of fiscal year 2019, the Company modified the terms of 159,000 fully vested shares held by 8 employees. As a result of the modification, additional compensation cost of $2.8 million was recognized during the first quarter of fiscal year 2019.
Warrant
On October 5, 2016, the Company issued a warrant (the "Warrant") to Comcast Cable Communications Management LLC ("Comcast") to purchase up to 1,086,957 shares (the "Warrant Shares") of the common stock of Semtech Corporation. The Warrant was issued by the Company to Comcast in connection with an agreement between the parties regarding the intended trial deployment by Comcast of a low-power wide-area network in the U.S., based on the Company’s LoRa® devices and wireless radio frequency technology. The Warrant was accounted for as equity and the cost was recognized as an offset to net sales over the respective performance period. The Warrant consisted of five performance tranches. The cost associated with each tranche had been recognized based on the fair value at each reporting date until vesting, which was the measurement date. On April 27, 2018, the Company accelerated the vesting of the remaining 586,956 unvested shares from the Warrant ("Acceleration Event"), resulting in the full recognition of the remaining costs to be recognized for the Warrant. For the fiscal year ended January 27, 2019, the net sales offset reflects the cost associated with the Warrant of $21.5 million, including $15.9 million related to the Acceleration Event. As of January 27, 2019, the Warrant was fully vested and exercisable for a total of 869,565 shares, with no additional costs to be recognized in future periods. The Warrant was fully exercised and no longer outstanding as of March 15, 2019.

Note 12: Income Taxes
The Company's regional income before income taxes and equity in net gains (losses) of equity method investments was as follows:

	Fiscal Year Ended
(in thousands)	January 26, 2020	January 27, 2019	January 28, 2018
Domestic	$(24,530)	$(13,667)	$(16,585)
Foreign	69,115	83,787	74,341
Total	$44,585	$70,120	$57,756

The provision for income taxes consisted of the following:

	Fiscal Year Ended
(in thousands)	January 26, 2020	January 27, 2019	January 28, 2018
Current income tax provision (benefit)
Federal	$6,463	$(147)	$2,108
State	100	—	—
Foreign	11,861	21,753	13,442
Subtotal	18,424	21,606	15,550
Deferred income tax provision (benefit)
Federal	74	(24,928)	7,363
State	(33)	—	—
Foreign	(5,637)	3,677	(60)
Subtotal	(5,596)	(21,251)	7,303
Provision for income taxes	$12,828	$355	$22,853

The provision for income taxes reconciles to the amount computed by applying the statutory federal rate to income before taxes as follows:

	Fiscal Year Ended
(in thousands)	January 26, 2020	January 27, 2019	January 28, 2018
Federal income tax at statutory rate	$9,328	$14,725	$19,591
State income taxes, net of federal benefit	68	(55)	(159)
Foreign taxes differential	(966)	2,910	(8,698)
Tax credits generated	(2,026)	(3,344)	(3,278)
Changes in valuation allowance	(2,722)	(23,029)	(41,911)
Gain on intra-entity asset transfer	6,802	—	—
Changes in uncertain tax positions	8,636	2,219	1,538
Equity compensation	(6,008)	786	(8,040)
Permanent differences	—	—	264
GILTI and Subpart F income	538	1,164	299
Impact of U.S. tax reform (1)	—	1,904	65,442
Other	(822)	3,075	(2,195)
Provision for income taxes	$12,828	$355	$22,853

(1) During fiscal year 2020, the Company continued to maintain a valuation allowance against foreign tax credits. The impact of the U.S. tax reform for fiscal year 2019 included a tax benefit from the overall reduction to the transition tax of approximately $5.0 million and a tax expense from the reduction to foreign tax credits of approximately $6.9 million. The impact of the U.S. tax reform for fiscal year 2018 includes $66.5 million of expense due to the estimated impact of the transition tax, net of foreign tax credits generated.
The Company’s tax expense benefited from its operations in lower tax jurisdictions such as Switzerland, research tax credits and the recognition of excess tax benefits related to share-based compensation. These benefits were offset by one-time tax expense related to gain on intra-entity asset transfer and the impact of finalized regulations on the U.S. transition tax.

On December 6, 2016, the Company was granted a tax holiday ("Tax Holiday") with an effective date of January 30, 2017. The Tax Holiday provides Semtech (International) AG with a 70% reduction to the Swiss Cantonal tax rate, bringing the statutory Swiss Cantonal tax rate down from 12.56% to 3.77%. The maximum benefit under this Tax Holiday is CHF 500.0 million of cumulative after tax profit, which equates to a maximum potential tax savings of CHF 44.0 million. The Tax Holiday is effective for five years and can be extended for an additional five years if the Company meets certain staffing targets by January 30, 2022.
On May 19, 2019, Switzerland approved the Federal Act on Tax Reform ("Swiss Tax Reform"). One main component of the Swiss Tax Reform included reduction of Cantonal income tax rates. The Swiss Tax Reform dropped the statutory Swiss Cantonal tax rate down from 12.56% to 8.46%. Semtech’s Tax Holiday provides Semtech (International) AG with a 70% reduction to this new Swiss Cantonal tax rate, bringing the statutory Swiss Cantonal tax rate down from 8.46% to 2.54%. All other provisions of the existing Tax Holiday discussed above still apply.
The Tax Cuts and Jobs Act of 2017
On December 22, 2017, the U.S. enacted the Tax Act that instituted fundamental changes to the taxation of multinational corporations. The Tax Act included a permanent reduction in the corporate tax rate to 21%, repeal of the corporate alternative minimum tax, expensing of capital investment, and limitation of the deduction for interest expense. Furthermore, as part of the transition to the new tax system, a one-time transition tax was imposed on a U.S. stockholder’s historical undistributed earnings of foreign affiliates.
Corporate Tax Rate Change: For the year ended January 28, 2018, the Company recorded an income tax benefit of approximately $2.6 million due to the decrease in the corporate tax rate from 35% to 21% and resulting re-measurement of the Company’s indefinite-lived deferred tax liability.
Global Intangible Low Taxed Income: The Tax Act imposed a U.S. tax on global intangible low taxed income (“GILTI”) that is earned by certain foreign affiliates owned by a U.S. stockholder. The GILTI provisions effectively tax the foreign earnings of U.S. multinational companies at 10.5%, half the current corporate tax rate. During fiscal year 2019, as a result of the Company obtaining the information necessary to evaluate the impact of the GILTI provisions, the Company finalized its analysis regarding the interplay of foreign tax credits associated with this income, which are allowed against the U.S. tax liability generated as a result of the GILTI provision, and the potential impact on the related valuation allowance. As a result, the Company recorded a tax benefit of $15.8 million during the first quarter of fiscal year 2019 related to the reduction of the valuation allowance on certain U.S. deferred tax assets generated prior to fiscal year 2019. In accordance with guidance issued by the FASB, the Company has made a policy election to treat future taxes related to GILTI as a current period expense in the reporting period in which the tax is incurred.
Mandatory Transition Tax: For the year ended January 28, 2018, the Company recorded a provisional income tax expense of $2.1 million (net of valuation allowance) due to the imposition of the mandatory transition tax on the deemed repatriation of undistributed foreign earnings. As of January 27, 2019, the Company completed it’s accounting for the tax effects of the Tax Act and was able to use approximately $76.5 million of tax attributes to completely offset any cash tax liability resulting from the transition tax. During the fourth quarter of fiscal year 2019, the Company completed the final accounting related to the remeasurement of its existing deferred tax assets under Staff Accounting Bulletin ("SAB") 118 and recorded a net $1.9 million increase to the tax provision expense.
Undistributed Foreign Earnings: Prior to the enactment of the Tax Act, with few exceptions, U.S. federal income and foreign withholding taxes had not been provided on the excess of the amount for financial reporting over the tax basis of investments in the Company’s foreign subsidiaries that were essentially permanent in duration. With the enactment of the Tax Act, all post-1986 previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, the Company has determined that $547.9 million of foreign earnings will continue to be reinvested indefinitely outside of the U.S. As a result, the Company has not provided any tax on these amounts because the Company believes that it currently has the ability to keep those earnings indefinitely invested and the Company has specific plans for reinvestment of these undistributed foreign earnings. In connection with the enactment of the Tax Act, the Company determined it will remit approximately $240.0 million of foreign earnings in the foreseeable future, and as a result, established a deferred income tax liability for the withholding tax that will be due upon distribution of these earnings. During fiscal years 2020 and 2019, approximately $76.1 million and $80.0 million, respectively, of foreign earnings were remitted, and the deferred income tax liability for the withholding tax was adjusted accordingly.
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

The components of the net deferred income tax assets and liabilities at January 26, 2020 and January 27, 2019 were as follows:

(in thousands)	January 26, 2020	January 27, 2019
Non-current deferred tax assets:
Inventory reserve	4,147	4,984
Bad debt reserve	20	17
Foreign tax credits	1,331	2,996
Research credit carryforward	6,063	6,693
NOL carryforward	7,659	8,773
Payroll and related accruals	9,383	8,133
Share-based compensation	5,607	14,047
Foreign pension deferred	2,070	832
Accrued sales reserves	746	763
Research and development charges	2,864	—
Goodwill and other intangibles	2,875	—
Leasing deferred assets	2,396	—
Other deferred assets	1,713	1,031
Valuation allowance	(16,189)	(18,912)
Total non-current deferred tax assets	30,685	29,357
Non-current deferred tax liabilities:
Goodwill and other intangibles	—	(3,227)
Property, plant and equipment	(6,034)	(6,482)
Repatriation of foreign earnings	(4,323)	(8,158)
Leasing deferred liabilities	(2,285)	—
Other non-current deferred tax liabilities	(1,549)	(592)
Total non-current deferred tax liabilities	(14,191)	(18,459)
Net deferred tax assets	$16,494	$10,898

As of January 26, 2020, the Company had state net operating loss carryforwards of $105.6 million, which, subject to certain limitations, are available to offset future taxable income through fiscal year 2040.
As of January 26, 2020, the Company had gross federal and state research credits available of approximately $11.0 million and $15.1 million, respectively, which are available to offset taxable income. These credits will expire between fiscal years 2029 through 2040. The Company also had gross Canadian research credits available of approximately $0.5 million. These credits will expire by fiscal year 2040.
As of January 26, 2020 and January 27, 2019, the Company had approximately $32.7 million and $29.8 million of net deferred tax assets, respectively, the majority of which are in the U.S. and Canada. The Company has recorded valuation allowances of $16.2 million and $18.9 million against its deferred tax assets at January 26, 2020 and January 27, 2019, respectively, based on the Company's assessment of its ability to utilize its deferred tax assets. The valuation allowances established relate to certain U.S. deferred tax assets, for which the Company has determined that it is more likely than not that a benefit will not be realized. In considering whether a valuation allowance was required for the Company's U.S. deferred income tax assets, the Company considered all available positive and negative evidence. Positive evidence considered included reversing taxable temporary differences. Negative evidence considered included the cumulative pre-tax losses in the U.S. recorded during the three-year period ended January 26, 2020, on both an annual and cumulative basis.
Changes in the valuation allowance for the three years ended January 26, 2020 are summarized in the table below:

	Fiscal Year Ended
(in thousands)	January 26, 2020	January 27, 2019	January 28, 2018
Beginning balance	$18,912	$41,050	$82,961
Additions	159	152	74
Releases	(2,882)	(22,290)	(41,985)
Ending balance	$16,189	$18,912	$41,050

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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (before federal impact of state items) is as follows:

	Fiscal Year Ended
(in thousands)	January 26, 2020	January 27, 2019
Beginning balance	$18,293	$16,059
Net additions based on tax positions related to the current year	2,252	2,642
Additions based on tax positions related to prior years	6,850	—
Reductions as a result of lapsed statutes	(399)	—
Reductions for settlements with tax authorities	(1,530)	(408)
Ending balance	$25,466	$18,293

Included in the balance of gross unrecognized tax benefits at January 26, 2020 and January 27, 2019, are $8.6 million and $4.5 million, respectively, of net tax benefits (after federal impact of state items) that, if recognized, would impact the effective tax rate.
The liability for UTP is reflected on the Balance Sheets as follows:

	Fiscal Year Ended
(in thousands)	January 26, 2020	January 27, 2019
Deferred tax assets - non-current	$15,575	$12,492
Other long-term liabilities	8,555	4,479
Total accrued taxes	$24,130	$16,971

The Company’s policy is to include net interest and penalties related to unrecognized tax benefits within the provision for taxes in the Statements of Income. Since the Company has sufficient research and development ("R&D") credit carryforwards, there was no cash tax liability and, therefore, no additional penalties or interest accrued during fiscal year 2020. The Company had approximately $0.3 million of net interest and penalties accrued at January 26, 2020.
Tax years prior to 2013 (the Company’s fiscal year 2014) are generally not subject to examination by the Internal Revenue Service ("IRS") except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. For state returns, the Company is generally not subject to income tax examinations for years prior to 2012 (the Company’s fiscal year 2013). The Company has a significant tax presence in Switzerland for which Swiss tax filings have been examined through fiscal year 2019. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates. The Company believes that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with the Company's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

Note 13: Leases
The Company has operating leases for real estate, vehicles, and office equipment. Real estate leases are used to secure office space for the Company's administrative, engineering, production support and manufacturing activities. The Company's leases have remaining lease terms of up to 7 years, some of which include options to extend the leases for up to 3 years, and some of which include options to terminate the leases within 1 year.
The components of lease expense for the fiscal year ended January 26, 2020 were as follows:

(in thousands)
Operating lease cost	$4,820
Short-term lease cost	372
Less: sublease income	(130)
Total lease cost	$5,062
Supplemental cash flow information for the fiscal year ended January 26, 2020 related to leases was as follows:

(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$5,189
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,366
Write-down of right-of-use assets	$1,363

Weighted-average remaining lease term - operating leases	4.71
Weighted-average discount rate - operating leases	6.8%

Supplemental balance sheet information as of January 26, 2020 related to leases was as follows:

(in thousands)
Operating lease right-of-use assets (1) (2)	$10,958

Other current liabilities (1)	$3,273
Operating lease liabilities (1)	8,185
Total operating lease liabilities	$11,458
(1) Operating lease right-of-use assets are included in "Other assets," other current liabilities are included in "Accrued liabilities" and operating lease liabilities are included in "Other long-term liabilities" in the Balance Sheets.
(2) The difference between the ROU assets and lease liabilities primarily represents the existing deferred rent liabilities balance, resulting from historical straight-lining of operating leases, which was effectively reclassified upon adoption to reduce the measurement of the ROU assets.
Maturities of lease liabilities as of January 26, 2020 are as follows:

(in thousands)
Fiscal Year Ending:
2021	$3,945
2022	2,791
2023	1,776
2024	1,524
2025	1,374
Thereafter	2,164
Total lease payments	13,574
Less: imputed interest	(2,116)
Total	$11,458

Note 14: Commitments and Contingencies
Leases
The Company leases facilities and certain equipment under operating lease arrangements expiring in various years through fiscal year 2027. Rent expense was $6.5 million, $6.3 million and $5.9 million for fiscal years 2020, 2019 and 2018, respectively. The Company received $130,000, $138,000 and $141,000 of sub-lease income in fiscal years 2020, 2019 and 2018, respectively. Refer to Note 13 for a summary of the future aggregate minimum annual lease payments under leases in effect as of January 26, 2020.
Unconditional Purchase Commitments
The following table presents the Company’s open capital commitments and other open purchase commitments for the purchase of plant, equipment, raw material, supplies and services as of January 26, 2020:

(in thousands)	Less than 1 year	1-3 years	Total
Open capital purchase commitments	$1,097	$—	$1,097
Other open purchase commitments	48,740	5,856	54,596
Total purchase commitments	$49,837	$5,856	$55,693

Legal Matters
In accordance with ASC 450-20, "Loss Contingencies," the Company accrues an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. The Company also discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for its consolidated financial statements not to be misleading. The Company does not record liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote. The Company evaluates, at least quarterly, developments in its legal matters that could affect the amount of liability that has been previously accrued, and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate; (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any.
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
Settlements
On August 1, 2018, the Company announced the settlement of a lawsuit filed against HiLight Semiconductor Limited and related individual defendants in accordance with which the Company was paid $9.0 million to cover damages for claims, costs and attorneys' fees. The Company recorded gains of $1.0 million and $8.0 million during fiscal years 2020 and 2019, respectively, for recoveries related to this settlement. All recoveries were presented in "Selling, general and administrative" ("SG&A") expense in the Statements of Income in the respective periods in which the cash was received.

The Company’s currently pending legal matters of note are discussed below:
Environmental Matters
The Company vacated a former facility in Newbury Park, California in 2002, but continues to address groundwater and soil contamination at the site. The Company’s efforts to address site conditions have been at the direction of the Los Angeles Regional Water Quality Control Board (“RWQCB”). In October 2013, an order was issued including a scope of proposed additional site work, monitoring and remediation activities. The Company has been complying with RWQCB orders and direction, and continues to implement an approved remedial action plan addressing the soil, groundwater and soil vapor at the site.
The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based on the latest determinations by the RWQCB and the most recent actions taken pursuant to the remedial action plan, the Company estimates the range of probable loss between $5.9 million and $7.5 million. To date, the Company has made $4.4 million in payments towards the remedial action plan and, as of January 26, 2020, has a remaining accrual of $1.5 million related to this matter. Given the uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss. Therefore, the Company has recorded the minimum amount of probable loss. These estimates could change as a result of changes in planned remedial actions, further actions from the regulatory agency, remediation technology and other factors.
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
Retirement Plans
The Company contributed $1.2 million, $1.0 million and $1.3 million in fiscal years 2020, 2019 and 2018, respectively, to the 401(k) retirement plan maintained for its employees based in the U.S.
In addition, the Company also contributed $0.8 million, $0.6 million and $0.8 million in fiscal years 2020, 2019 and 2018, respectively, to a defined contribution plan for its employees in Canada.
The Company has defined benefit pension plans for the employees of its Swiss subsidiaries (the "Swiss Plans"), which it accounts for in accordance with ASC 715-30, "Defined Benefit Plans – Pension." The Swiss Plans provide government-mandated retirement, death and disability benefits. Under the Swiss Plans, the Company and its employees make government-mandated minimum contributions. Minimum contributions are based on the respective employee’s age, salary and gender. As of January 26, 2020, the Swiss Plans had an unfunded net pension obligation of approximately $13.4 million, plan assets of approximately $32.8 million and a projected benefit obligation of approximately $46.2 million. Net periodic pension expense and contributions made by the Company for fiscal year 2020 were $2.4 million and $1.6 million, respectively. The entire pension liability has been classified as non-current because the current portion of the liability is not material.
The Company records a post-retirement benefit for the employees of its French subsidiary (the "French Plan"), which it accounts for in accordance with ASC 715-30. The French Plan is defined by the collective bargaining agreement of R&D, IT and consulting firms. Minimum contributions are based on the respective years of service for all permanent employees. As of January 26, 2020, the French Plan had an unfunded net pension obligation of approximately $0.4 million, plan assets of zero and a projected benefit obligation of approximately $0.4 million. Net periodic pension expense and contributions made by the Company were not material for all periods presented. The entire pension liability has been classified as non-current because the current portion of the liability is not material.
Deferred Compensation
The Company maintains a deferred compensation plan for certain officers and key executives that allows participants to defer a portion of their compensation for future distribution at various times permitted by the plan. This plan provides for a discretionary Company match up to a defined portion of the employee’s deferral, with any match subject to a vesting period.

Under this plan, the Company incurred expense, net of forfeitures, of $6.8 million, $1.3 million and $6.0 million in fiscal years 2020, 2019 and 2018, respectively.
The Company’s liability for the deferred compensation plan is presented below:

(in thousands)	January 26, 2020	January 27, 2019
Accrued liabilities	$1,365	$2,203
Other long-term liabilities	35,243	27,251
Total deferred compensation liabilities under this plan	$36,608	$29,454

The Company has purchased whole life insurance on the lives of certain current deferred compensation plan participants. This Company-owned life insurance is held in a grantor trust and is intended to cover a majority of the Company’s costs of the deferred compensation plan. The cash surrender value of the Company-owned life insurance was $24.3 million and $20.4 million as of January 26, 2020 and January 27, 2019, respectively, and is included in "Other assets" in the Balance Sheets.
Earn-out Liability
Pursuant to the terms of the amended earn-out arrangement ("Cycleo Earn-out") with the former stockholders of Cycleo SAS ("Cycleo Earn-out Beneficiaries"), which the Company acquired in March 2012, as of January 26, 2020, the Company potentially may make payments totaling up to approximately $11.3 million based on the achievement of a combination of certain sales and operating income milestones over a defined period ("Cycleo Defined Earn-out Period"). To date, the Company has made $7.7 million in payments related to the Cycleo Earn-out. The Cycleo Defined Earn-out Period covers the period April 27, 2015, to April 26, 2020. For certain of the Cycleo Earn-out Beneficiaries, payment of the earn-out liability is contingent upon continued employment and is accounted for as post-acquisition compensation expense over the service period. The portion of the earn-out liability that is not dependent on continued employment is not considered as compensation expense. Based on historic and projected performance, the Company has recorded a liability for the Cycleo Earn-out of $2.1 million and $4.5 million as of January 26, 2020 and January 27, 2019, respectively.
On July 1, 2017, we acquired AptoVision for an upfront cash payment of $17.6 million at closing, net of acquired cash, and a commitment to pay an additional contingent consideration of up to a maximum of $47.0 million over three years if certain goals are achieved in each of the earn-out periods (the "AptoVision Earn-out"), based on the achievement of a combination of certain net sales, adjusted earnings and product development targets measured from the acquisition date through July 26, 2020. To date, the Company has made $9.4 million in payments related to the AptoVision Earn-out. The Company fully released its remaining liability for the AptoVision Earn-out during fiscal year 2020 based on the Company's assessment of performance.
A summary of earn-out liabilities, included in "Accrued liabilities" and "Other long-term liabilities" in the Balance Sheets, by classification was as follows:

	Balance at January 26, 2020			Balance at January 27, 2019
(in thousands)	AptoVision	Cycleo	Total	AptoVision	Cycleo	Total
Compensation expense	$—	$1,830	$1,830	$—	$4,052	$4,052
Not conditional upon continued employment	—	278	278	2,161	462	2,623
Total liability	$—	$2,108	$2,108	$2,161	$4,514	$6,675

Amount expected to be settled within twelve months	$—	$2,108	$2,108

Note 15: Concentration of Risk
The following significant customers accounted for at least 10% of net sales in one or more of the periods indicated:

	Fiscal Year Ended
(percentage of net sales)	January 26, 2020	January 27, 2019	January 28, 2018
Trend-tek Technology Ltd. (and affiliates)	13%	14%	10%
Frontek Technology Corporation (and affiliates)	11%	11%	7%
Arrow Electronics (and affiliates)	9%	10%	11%
Samsung Electronics (and affiliates)	4%	8%	8%
Premier Technical Sales Korea, Inc. (and affiliates) (1)	7%	4%	6%
(1) Premier is a distributor with a concentration of sales to Samsung. The above percentages represent the Company's estimate of the sales activity related to Samsung that is passing through this distributor.
The following table shows the customers that have an outstanding receivable balance that represents at least 10% of total net receivables as of the dates indicated:

	Balance as of
(percentage of net receivables)	January 26, 2020	January 27, 2019
Trend-tek Technology Ltd. (and affiliates)	13%	11%
Frontek Technology Corporation (and affiliates)	11%	10%
CEAC International Limited	11%	7%

Outside Subcontractors and Suppliers
The Company relies on a limited number of third-party subcontractors and suppliers for the production of silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, including due to natural disasters such as an earthquake or other causes, could delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. Several of the Company’s third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Israel and Taiwan. A significant amount of the Company’s assembly and test operations are conducted by third-party contractors in China, Malaysia, Taiwan, Thailand, South Korea and the Philippines. For fiscal years 2020, 2019 and 2018, approximately 24%, 16% and 20%, respectively, of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in China. For fiscal years 2020, 2019 and 2018, approximately 11%, 11% and 14%, respectively, of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in Israel. These percentages could be higher in future periods.
For fiscal years 2020, 2019 and 2018, authorized distributors accounted for approximately 72%, 68% and 66%, respectively, of the Company’s net sales. Generally, the Company does not have long-term contracts with its distributors and most can terminate their agreement with little or no notice. For fiscal year 2020, the Company's largest distributors were based in Asia.

Note 16: Segment Information
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
Net sales by reportable segment were as follows:

	Fiscal Year Ended
(in thousands)	January 26, 2020	January 27, 2019	January 28, 2018
Semiconductor Products Group	$547,512	$627,196	$587,847
Total	$547,512	$627,196	$587,847

The following table presents a reconciliation of operating income by segment to consolidated income before taxes: (historical amounts have been adjusted to conform to the current presentation):

	Fiscal Year Ended
(in thousands)	January 26, 2020	January 27, 2019	January 28, 2018
Semiconductor Products Group	$124,911	$186,975	$160,810
Operating income by segment	124,911	186,975	160,810
Items to reconcile segment operating income to consolidated income before taxes:
Share-based compensation	52,049	66,837	50,051
Intangible amortization	16,546	26,649	27,867
Investment impairments	1,211	30,000	4,250
Changes in the fair value of contingent earn-out obligations	(2,345)	(9,419)	3,892
Restructuring and other reserves	4,621	769	6,196
Litigation cost, net of recoveries	1,340	(6,137)	2,183
Transaction and integration related	691	2,777	3,810
Amortization of fair value adjustments related to acquired property, plant and equipment	—	—	190
Interest expense	9,106	9,202	7,963
Non-operating income, net	(2,893)	(3,823)	(3,348)
Income before taxes and equity in net gains (losses) of equity method investments	$44,585	$70,120	$57,756

Information by Product Line
The Company operates exclusively in the semiconductor industry and primarily within the analog and mixed-signal sector.
The table below provides net sales activity by product line on a comparative basis:

	Fiscal Year Ended
(in thousands, except percentages)	January 26, 2020		January 27, 2019		January 28, 2018
Signal Integrity	$222,846	40%	$276,040	44%	$263,015	45%
Wireless and Sensing	167,454	31%	190,589	30%	164,569	28%
Protection	157,212	29%	182,068	29%	176,482	30%
Other: Warrant Shares (1)	—	—%	(21,501)	(3)%	(16,219)	(3)%
Total net sales	$547,512	100%	$627,196	100%	$587,847	100%

(1) For fiscal years 2019 and 2018, the net sales offset reflects the cost associated with the Warrant (see Note 11 for discussion regarding Share-Based Compensation).

Information by Sales Channel

	Fiscal Year Ended
(in thousands)	January 26, 2020	January 27, 2019	January 28, 2018
Distributor	$392,582	$442,518	$390,618
Direct	154,930	206,179	213,448
Other: Warrant Shares	—	(21,501)	(16,219)
Total net sales	$547,512	$627,196	$587,847

Geographic Information
Net sales activity by geographic region was as follows:

	Fiscal Year Ended
(in thousands, except percentages)	January 26, 2020		January 27, 2019		January 28, 2018
Asia-Pacific	$421,584	77%	$480,680	76%	$439,342	75%
North America	76,652	14%	118,664	19%	121,144	21%
Europe	49,276	9%	49,353	8%	43,580	7%
Other: Warrant Shares	—	—%	(21,501)	(3)%	(16,219)	(3)%
Total net sales	$547,512	100%	$627,196	100%	$587,847	100%

The Company attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total sales for at least one of the periods presented:

	Fiscal Year Ended
(percentage of total net sales)	January 26, 2020	January 27, 2019	January 28, 2018
China (including Hong Kong)	53%	55%	51%
United States	9%	11%	9%
Total net sales	62%	66%	60%

Long-lived Assets
The following table summarizes the Company's long-lived assets, which consist of property, plant and equipment, net of accumulated depreciation, classified by location:

	Fiscal Year Ended
(in thousands)	January 26, 2020	January 27, 2019
United States	$54,357	$46,285
Rest of North America	32,559	34,493
Asia and all others	26,133	28,871
Europe	11,369	8,839
Total	$124,418	$118,488

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
The net book value of equipment and machinery that were consigned to multiple foundries in China was $18.5 million and $17.4 million as of January 26, 2020 and January 27, 2019, respectively. The net book value of equipment and machinery that were consigned to a foundry in Malaysia was $5.5 million and $5.6 million as of January 26, 2020 and January 27, 2019, respectively.

Note 17: Restructuring
From time to time, the Company takes steps to realign the business to focus on high-growth areas, provide customer value and make the Company more efficient. As a result, the Company has realigned resources and infrastructure, which resulted in restructuring expense of $2.2 million, $0.7 million and $6.3 million in fiscal years 2020, 2019 and 2018, respectively.
Restructuring related liabilities were included in "Accrued liabilities" in the Balance Sheets as of January 26, 2020 and January 27, 2019. Restructuring charges were presented in "Selling, general and administrative" expense in the Statements of Income.
Activity related to the restructuring plans is summarized as follows:

(in thousands)	One-time employee termination benefits	Contract commitments	Total
Balance at January 29, 2017	$13	$—	$13
Charges	5,615	686	6,301
Cash payments	(1,565)	—	(1,565)
Balance at January 28, 2018	4,063	686	4,749
Charges	695	—	695
Cash payments	(4,038)	(397)	(4,435)
Balance at January 27, 2019	720	289	1,009
Charges	1,483	683	2,166
Cash payments	(2,026)	(911)	(2,937)
Balance at January 26, 2020	$177	$61	$238

Note 18: Stock Repurchase Program
The Company maintains a stock repurchase program that was initially approved by its Board of Directors in March 2008. The stock repurchase program does not have an expiration date and the Company’s Board of Directors has authorized expansion of the program over the years. The following table summarizes activity under the program for the fiscal years listed below:

	Fiscal Year Ended
	January 26, 2020		January 27, 2019		January 28, 2018
(in thousands, except number of shares)	Shares	Price Paid	Shares	Price Paid	Shares	Price Paid
Shares repurchased under the stock repurchase program	1,471,703	$70,219	2,448,133	$116,210	442,607	$14,849

As of January 26, 2020, the Company had repurchased $337.8 million in shares of its common stock under the program since its inception and the remaining authorization under the program was $110.6 million. Under the program, the Company may repurchase its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. The Company’s repurchases may be made through Rule 10b5-1 and/or Rule 10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. The Company intends to fund repurchases under the program from cash on hand. The Company has no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.

Note 19: Derivatives and Hedging Activities
The Company is exposed to certain risk arising from both its business operations and economic conditions and principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company, on a routine basis and in the normal course of business, experiences expenses denominated in Swiss Franc ("CHF"), Canadian Dollar ("CAD") and Great British Pound ("GBP"). Such expenses expose the Company to exchange rate fluctuations between these foreign currencies and the U.S. Dollar ("USD"). From time to time, the Company uses derivative financial instruments in the form of forward contracts to mitigate risk associated with adverse movements in these foreign currency exchange rates on a portion of foreign denominated expenses expected to be realized during the current and following fiscal year. Currency forward contracts involve fixing the exchange rate for delivery of a specified amount of foreign currency on a specified date. The Company’s accounting treatment for these instruments is based on whether or not the instruments are designated as a hedging instrument. At January 26, 2020, the Company had no outstanding foreign exchange contracts. At January 27, 2019, the Company had a foreign currency derivative designated as a cash flow hedge that had a notional value of $3.9 million and a fair value of $0.1 million.
Subsequent to the end of fiscal year 2020, we entered into an interest rate swap agreement to hedge the variability of interest payments on $150.0 million of debt outstanding under our Credit Facility. The swap has a three-year term and based on our current leverage ratio, interest payments on $150.0 million of our debt are now fixed at 1.9775%.

Note 20: Correction of Immaterial Errors in Prior Period Financial Statements
During the fourth quarter of fiscal year 2020, management identified certain immaterial errors related to share-based compensation expense of market-based awards granted during fiscal years 2018, 2019 and 2020. At the inception of these grants, the Company appropriately determined that the awards contained a market condition and that the effect of the market condition should be reflected in the grant date fair value of the awards, with the resulting compensation expense fixed at inception and recognized ratably over the requisite service period, regardless of when, if ever, the market condition is satisfied. The actual awards, however, were incorrectly accounted for as performance-based awards, whereby the number of shares expected to vest and corresponding compensation expense was adjusted on a quarterly basis. The Company assessed the materiality of the errors from a qualitative and quantitative perspective, and concluded that the impact of the errors is not material. Therefore, the correction of the errors did not require the amendment of the Company's previously filed Annual Reports on Form 10-K or its Quarterly Reports on Form 10-Q for the impacted periods. The Company has corrected its consolidated financial statements for these errors for all annual periods presented in this Annual Report on Form 10-K, as well as the unaudited interim financial information presented in Note 21.
The impact of the corrections on the Company's Statements of Income and Statements of Comprehensive Income are presented in the table below:

	Fiscal Year Ended
	January 27, 2019		January 28, 2018
(in thousands)	As Reported	As Corrected	As Reported	As Corrected
Selling, general and administrative	$151,397	$145,246	$146,303	$148,146
Product development and engineering	$109,918	$109,047	$104,798	$105,070
Total operating costs and expenses	$278,545	$271,523	$283,235	$285,350
Operating income	$98,477	$105,499	$68,736	$66,621
Income before taxes and equity in net gains (losses) of equity method investments	$63,098	$70,120	$59,871	$57,756
(Benefit) provision for income taxes	$(84)	$355	$23,191	$22,853
Net income before equity in net gains (losses) of equity method investments	$63,182	$69,765	$36,680	$34,903
Net income	$63,056	$69,639	$36,426	$34,649
Earnings per share:
Basic	$0.96	$1.06	$0.55	$0.52
Diluted	$0.92	$1.02	$0.54	$0.51

Comprehensive income	$60,649	$67,232	$36,520	$34,743
The impact of the corrections on the Company's Balance Sheets are presented in the table below:

	As of
	January 27, 2019		January 28, 2018
(in thousands)	As Reported	As Corrected	As Reported	As Corrected
Deferred tax assets	$14,362	$14,261	$4,236	$4,574
Total assets	$1,062,881	$1,062,780	$1,085,776	$1,086,114
Additional paid-in capital	$456,791	$451,884	$415,056	$417,171
Retained earnings	$574,930	$579,736	$502,346	$500,569
Total stockholders' equity	$682,681	$682,580	$665,013	$665,351
Total equity	$682,681	$682,580	$665,013	$665,351
Total liabilities and equity	$1,062,881	$1,062,780	$1,085,776	$1,086,114

There was no impact to the total operating cash flows in the Statement of Cash Flows for any year or period presented.

Note 21: Selected Quarterly Financial Data (Unaudited)
The following tables set forth a summary of data from the Company’s Statements of Income for each of the eight quarterly periods ended January 26, 2020, including disclosure of corrections to previously reported amounts. Refer to Note 20 for more information regarding the correction of immaterial errors related to share-based compensation expense, which are reflected in the summary data below. The sum of quarterly per share amounts may differ from full year amounts due to rounding.

		Fiscal Year 2020
		Q4 2020	Q3 2020		Q2 2020		Q1 2020
(in thousands, except per share data)			As Reported	As Corrected	As Reported	As Corrected	As Reported	As Corrected
Net sales		$138,001	$141,011	$141,011	$137,146	$137,146	$131,354	$131,354
Gross profit		84,277	86,248	86,248	84,884	84,884	81,275	81,275
Operating income		10,196	22,165	17,877	15,548	11,769	12,817	12,167
Net income attributable to common stockholders		$2,934	$17,599	$13,997	$5,366	$2,192	$13,294	$12,748
Earnings per share:
Basic		$0.04	$0.27	$0.21	$0.08	$0.03	$0.20	$0.19
Diluted		$0.04	$0.26	$0.21	$0.08	$0.03	$0.20	$0.19
Weighted average number of shares:
Basic		66,041	66,387	66,387	66,519	66,519	66,105	66,105
Diluted		67,051	67,318	67,318	67,746	67,746	67,976	67,976

	Fiscal Year 2019
	Q4 2019		Q3 2019		Q2 2019		Q1 2019
(in thousands, except per share data)	As Reported	As Corrected	As Reported	As Corrected	As Reported	As Corrected	As Reported	As Corrected
Net sales	$160,006	$160,006	$173,550	$173,550	$163,211	$163,211	$130,429	$130,429
Gross profit	98,867	98,867	106,562	106,562	100,124	100,124	71,469	71,469
Operating income (loss)	26,771	27,167	41,867	44,784	32,936	35,221	(3,097)	(1,673)
Net income attributable to common stockholders	$13,340	$13,843	$12,165	$14,787	$25,169	$27,260	$12,382	$13,749
Earnings per share:
Basic	$0.20	$0.21	$0.18	$0.22	$0.38	$0.41	$0.19	$0.21
Diluted	$0.20	$0.20	$0.18	$0.22	$0.37	$0.40	$0.18	$0.20
Weighted average number of shares:
Basic	65,525	65,525	66,014	66,014	66,063	66,063	66,324	66,324
Diluted	68,165	68,165	68,731	68,731	68,880	68,880	68,195	68,195

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the CEO and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) as of January 26, 2020. Based on that evaluation, the Company’s CEO and CFO have concluded that such disclosure controls and procedures were effective as of such date.
Report of Management on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act") Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework, our management has concluded that as of January 26, 2020 the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Deloitte & Touche LLP, an independent registered public accounting firm, audited the consolidated financial statements included in this report, and has audited our internal control over financial reporting as of January 26, 2020 as stated in their report included below.
Changes in Internal Controls
During the fourth quarter of fiscal year 2020, we identified and remediated a material weakness in our internal controls related to the evaluation of new or unusual transactions. The deficiency resulted in an error over the accounting treatment for restricted stock units granted during fiscal years 2018, 2019 and 2020, which have a pre-defined market condition and service condition. We determined that this error was caused by a deficiency in the design of our control related to the evaluation of new or unusual transactions. This control required a review of the accounting treatment and did not include a review step requiring the reviewer to agree the accounting treatment outlined in the related memo to the underlying accounting treatment and records.
To remediate this material weakness, we enhanced the design of the above-mentioned control to include a review step whereby the reviewer agrees the memo to the underlying accounting treatment and records.
We also implemented a supplemental annual control during the fourth quarter of fiscal year 2020, which requires all of the accounting memos prepared for the year to be reviewed and agreed to the underlying accounting treatment and records at year end. We have completed our testing of the design and operating effectiveness of these controls and concluded that the material weakness has been remediated as of January 26, 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Semtech Corporation
Camarillo, California
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Semtech Corporation and subsidiaries (the "Company") as of January 26, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 26, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 26, 2020, of the Company and our report dated March 20, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.
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

March 20, 2020

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
We have adopted a written Code of Conduct that applies to everyone in the Company, including our CEO, CFO and Controller. Our Code of Conduct serves as our written code of ethics for those officers, and for persons performing similar functions. Our current Code of Conduct is available at the Corporate Governance section of the Investors page on our website at www.semtech.com. Alternatively, you can request a copy of the Code of Conduct free of charge by sending a written request to the Company’s Secretary at 200 Flynn Road, Camarillo, CA 93012. If we make any substantive amendments to the Code of Conduct or grant any waiver, including an implicit waiver, from the Code of Conduct to our CEO, CFO or Controller, to the extent required by the rules adopted by the SEC or Nasdaq, we will within four business days of the event disclose the nature of the amendment or waiver on our website at www.semtech.com.
The remaining information required by this item will be contained in our Proxy Statement relating to our annual meeting of stockholders to be held on June 11, 2020, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act and is hereby specifically incorporated by reference thereto.

Item 11.	Executive Compensation
The information required by this item will appear in our Proxy Statement relating to our annual meeting of stockholders to be held on June 11, 2020, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will appear in our Proxy Statement relating to our annual meeting of stockholders to be held on June 11, 2020, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item will appear in our Proxy Statement relating to our annual meeting of stockholders to be held on June 11, 2020, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 14.	Principal Accounting Fees and Services
The information required by this item will appear in our Proxy Statement relating to our annual meeting of stockholders to be held on June 11, 2020, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

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

SCHEDULE II
SEMTECH CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
THREE YEARS ENDED JANUARY 26, 2020
(in thousands)

Total of Accounts Receivable and Other Sales Allowances	Balance at Beginning of Year (1)	Additions	Deductions	Balance at End of Year
Year ended January 28, 2018	$8,230	$11,366	$(10,507)	$9,089
Year ended January 27, 2019	$2,700	$129	$(2,055)	$774
Year ended January 26, 2020	$774	$4	$(145)	$633
(1) For fiscal year 2019, as a result of the adoption of ASC 606, $6.4 million of sales allowances was reclassified from "Accounts receivable" to "Accrued liabilities" on the Balance Sheets.

(a)(3)
Exhibits. These exhibits are available without charge upon written request directed to the Company’s Secretary at 200 Flynn Road, Camarillo, CA 93012. Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

Exhibit No.		Description	Location

3.1		Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2003

3.2		Bylaws of Semtech Corporation	Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2008

4.1		Description of Common Stock	Filed herewith.

10.1
Amended and Restated Credit Agreement dated November 7, 2019 entered into among Semtech Corporation, the guarantors party thereto, the lenders party thereto and HSBC Bank USA, National Association, as administrative agent and as swing line lender and L/C issuer.
Exhibit 10.1 to the Company’ Current Report on Form 8-K filed on November 12, 2019

10.2	*	Form of Indemnification Agreement for Directors and Executive Officers	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 24, 2010

10.3	*	Amended and Restated Employment Offer, dated as of November 20, 2019, by and between the Company and Mohan Maheswaran	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 22, 2019

10.4	*	Employment Offer Letter to Emeka Chukwu, accepted as of November 11, 2006	Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2007

10.5	*	Memo to Emeka Chukwu, dated April 5, 2007	Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2007

10.6	*	Transition Agreement dated as of March 3, 2020 by and between the Company and James J. Kim	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 6, 2020

10.7	*	Semtech Corporation Executive Change in Control Retention Plan	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2019

10.8	*	Form of Participation Agreement under the Semtech Corporation Executive Change in Control Retention Plan	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2019

10.9	*	Letter Agreement dated as of August 17, 2015 by and between Semtech Canada Corporation and Gary M. Beauchamp	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 18, 2015

10.10	*	Letter Agreement dated as of August 28, 2018 by and between Semtech Canada Corporation and Gary M. Beauchamp	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2018

10.11	*	Amended Semtech Corporation Executive (non-CEO) Bonus Plan, as amended and restated on November 15, 2017	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2017

10.12	*	Semtech Corporation Chief Executive Officer Bonus Plan, as amended and restated on November 15, 2017	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2017

10.13	*	Form of Long-Term Stock Incentive Plan Restricted Stock Unit Award Certificate	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2008

10.14	*	Semtech Corporation 2008 Long-Term Equity Incentive Plan	Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2008

10.15	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Option Award Certificate for Non-Employee Directors	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.16	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Stock Unit Award Certificate for Non-Employee Directors	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.17	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Employee Restricted Stock Award Certificate for Non-Employee Directors	Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.18	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Employee Option Award Certificate	Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.19	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Option Award Agreement for Non-Employee Directors	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2011

10.20	*	Semtech Corporation 2009 Long-Term Equity Inducement Plan	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 15, 2009

10.21	*	Form of Semtech Corporation 2009 Long-Term Equity Inducement Plan Award Agreements (Time-Based Vesting)	Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010

10.22	*	Semtech Corporation 2007 SMI Assumed Plan	Exhibit 4.3 to the Company’s Registration Statement on Form S-8, Registration No. 333-163780, filed on December 16, 2009

10.23	*	Semtech Corporation 2013 Long-Term Equity Incentive Plan	Exhibit 10.1 to our Current Report on Form 8-K filed on June 24, 2013

10.24	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Restricted Stock Unit Award Agreement for Ownership Grants	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016

10.25	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Performance Stock Unit Award Agreement	Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016

10.26	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Stock Option Award Agreement for Employees in Switzerland	Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016

10.27	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Stock Option Award Certificate for Non-Employee Directors	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2016

10.28	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Non-Employee Director Stock Unit Award Certificate (Deferred)	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2016

10.29	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Non-Employee Director Stock Unit Award Certificate (Non-Deferred)	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2016

10.30	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Stock Option Award Agreement for Employees	Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016

10.31	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Restricted Stock Unit Award Agreement for Employees	Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016

10.32	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Performance Unit Award Certificate	Exhibit 10.40 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2017

10.33	*	Policy Regarding Director Compensation	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2018

10.34	*	Semtech Corporation 2017 Long-Term Equity Incentive Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2017

10.35	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Executive Ownership Restricted Stock Unit Award Certificate	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.36	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Restricted Stock Unit Award Certificate	Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2019

10.37	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Performance Unit Award Certificate	Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2019

10.38	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Option Award Certificate	Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.39	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Option Award Certificate - Switzerland Employees	Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.40	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Non-Employee Director Stock Unit Award Certificate (deferred)	Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.41	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Non-Employee Director Stock Unit Award Certificate (non-deferred)	Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.42	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Option Award Certificate (non-employee director)	Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.43	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Restricted Stock Unit Award Certificate (rollover award in accordance with acquisition of AptoVision)	Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.44	*	The Executive Nonqualified Excess Plan of Semtech Corporation (Amended and Restated Effective as of March 1, 2019)	Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2019

10.45	*	CEO Restricted Stock Unit Award Certificate dated March 5, 2019	Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2019

10.46	*	CEO Performance Stock Unit Award Certificate-Relative TSR dated March 5, 2019	Exhibit 10.47 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2019

10.47	*	CEO Performance Stock Unit Award Certificate-Absolute Stock Price dated March 5, 2019	Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2019

21.1		Subsidiaries of the Company	Filed herewith

23.1		Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP	Filed herewith

31.1		Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.	Filed herewith

31.2		Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.	Filed herewith

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

101
The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flow and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104		The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2020, formatted in Inline XBRL (included as Exhibit 101).

*	Management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Semtech Corporation

Date: March 20, 2020	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 20, 2020	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer
Director

Date: March 20, 2020	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: March 20, 2020	/s/ Rockell N. Hankin
Rockell N. Hankin
Chairman of the Board

Date: March 20, 2020	/s/ James P. Burra
James P. Burra
Director

Date: March 20, 2020	/s/ Bruce C. Edwards
Bruce C. Edwards
Director

Date: March 20, 2020	/s/ Ye Jane Li
Ye Jane Li
Director

Date: March 20, 2020	/s/ James T. Lindstrom
James T. Lindstrom
Director

Date: March 20, 2020	/s/ Carmelo J. Santoro
Carmelo J. Santoro
Director

Date: March 20, 2020	/s/ Sylvia Summers
Sylvia Summers
Director

Date: March 20, 2020	/s/ Rodolpho Cardenuto
Rodolpho Cardenuto
Director

Date: March 20, 2020	/s/ Saar Gillai
Saar Gillai
Director