Form 10-Q
period 2020-04-26
SEMTECH CORP
filed 2020-05-27
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 26, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Number of shares of common stock, $0.01 par value per share, outstanding at May 22, 2020: 65,150,813

SEMTECH CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED APRIL 26, 2020

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
Special Note Regarding Forward-Looking and Cautionary Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as future financial performance, future operational performance, the anticipated impact of specific items on future earnings, and our plans, objectives and expectations. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "estimate," "should," "will," "designed to," "projections," or "business outlook," or other similar expressions constitute forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results and events to differ materially from those projected. Potential factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: the uncertainty surrounding the impact and duration of the novel coronavirus (“COVID-19”) pandemic on global economic conditions and on the Company’s business and results of operations; export restrictions and laws affecting the Company’s trade and investments including with respect to Huawei and certain of its affiliates, and tariffs or the occurrence of trade wars; competitive changes in the marketplace including, but not limited to, the pace of growth or adoption rates of applicable products or technologies; downturns in the business cycle; decreased average selling prices of the Company’s products; the Company’s reliance on a limited number of suppliers and subcontractors for components and materials; changes in projected or anticipated end-user markets; and the Company’s ability to forecast its effective tax rates due to changing income in higher or lower tax jurisdictions and other factors that contribute to the volatility of the Company’s effective tax rates and impact anticipated tax benefits. Additionally, forward-looking statements should be considered in conjunction with the cautionary statements contained in this Quarterly Report on Form 10-Q, including, without limitation, information under the captions "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" and additional factors that accompany the related forward-looking statements in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the fiscal year ended January 26, 2020 including, without limitation, information under the caption "Risk Factors," in our other filings with the U.S. Securities and Exchange Commission (“SEC”), and in material incorporated herein and therein by reference. In light of the significant risks and uncertainties inherent in the forward-looking information included herein that may cause actual performance and results to differ materially from those predicted, any such forward-looking information should not be regarded as representations or guarantees by the Company of future performance or results, or that its objectives or plans will be achieved, or that any of its operating expectations or financial forecasts will be realized. Reported results should not be considered an indication of future performance. Investors are cautioned not to place undue reliance on any forward-looking information contained herein, which reflect management’s analysis only as of the date hereof. Except as required by law, the Company assumes no obligation to publicly release the results of any update or revision to any forward-looking statement that may be made to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated or future events, or otherwise.
The factors noted above and the risks included in our SEC filings may be increased or intensified as a result of the COVID-19 pandemic, including if there is a resurgence of the COVID-19 virus after the initial outbreak subsides. The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted. See the risk factors in "Part II - Item 1A. Risk Factors" in this Quarterly Report of Form 10-Q. In addition to regarding forward-looking statements with caution, you should consider that the preparation of the consolidated financial statements requires us to draw conclusions and make interpretations, judgments, assumptions and estimates with respect to certain factual, legal, and accounting matters. Our financial statements might have been materially impacted if we had reached different conclusions or made different interpretations, judgments, assumptions or estimates.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	April 26, 2020	April 28, 2019
Net sales	$132,702	$131,354
Cost of sales	51,941	50,079
Gross profit	80,761	81,275
Operating costs and expenses:
Selling, general and administrative	34,600	38,972
Product development and engineering	27,586	27,154
Intangible amortization	2,840	5,143
Changes in the fair value of contingent earn-out obligations	(33)	(2,161)
Total operating costs and expenses	64,993	69,108
Operating income	15,768	12,167
Interest expense	(1,559)	(2,467)
Non-operating income, net	423	1,043
Investment impairments and credit loss reserves	(3,630)	—
Income before taxes and equity in net losses of equity method investments	11,002	10,743
Provision (benefit) for income taxes	1,359	(2,416)
Net income before equity in net losses of equity method investments	9,643	13,159
Equity in net losses of equity method investments	(11)	(411)
Net income	9,632	12,748
Net loss attributable to noncontrolling interest	(3)	—
Net income attributable to common stockholders	$9,635	$12,748
Earnings per share:
Basic	$0.15	$0.19
Diluted	$0.15	$0.19
Weighted-average number of shares used in computing earnings per share:
Basic	65,589	66,105
Diluted	66,174	67,976
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	April 26, 2020	April 28, 2019
Net income	$9,632	$12,748
Other comprehensive loss, net:
Unrealized loss on foreign currency cash flow hedges, net	(121)	(51)
Reclassifications of realized gain on foreign currency cash flow hedges, net to net income	—	(29)
Unrealized loss on interest rate cash flow hedges, net	(1,303)	—
Reclassifications of realized gain on interest rate cash flow hedges, net to net income	(21)	—
Unrealized gain on available-for-sale securities	253	—
Change in defined benefit plans, net	186	68
Other comprehensive loss, net	(1,006)	(12)
Comprehensive income	8,626	12,736
Comprehensive loss attributable to noncontrolling interest	(3)	—
Comprehensive income attributable to common stockholders	$8,629	$12,736
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	April 26, 2020	January 26, 2020
Assets
Current assets:
Cash and cash equivalents	$268,947	$293,324
Accounts receivable, less allowances of $515 and $633, respectively	49,451	61,927
Inventories	76,933	73,010
Prepaid taxes	13,543	10,718
Other current assets	23,430	21,757
Total current assets	432,304	460,736
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $220,398 and $214,787, respectively	125,731	124,418
Deferred tax assets	20,754	20,094
Goodwill	351,141	351,141
Other intangible assets, net	17,172	20,012
Other assets	76,248	76,032
TOTAL ASSETS	$1,023,350	$1,052,433
Liabilities and Equity
Current liabilities:
Accounts payable	$43,337	$48,009
Accrued liabilities	48,289	50,632
Total current liabilities	91,626	98,641
Non-current liabilities:
Deferred tax liabilities	3,600	3,600
Long term debt	190,840	194,743
Other long-term liabilities	75,567	78,249

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 65,132,030 outstanding and 78,136,144 issued and 65,758,115 outstanding, respectively	785	785
Treasury stock, at cost, 13,004,114 shares and 12,378,029 shares, respectively	(414,028)	(387,851)
Additional paid-in capital	460,961	458,579
Retained earnings	620,928	611,607
Accumulated other comprehensive loss	(7,172)	(6,166)
Total stockholders’ equity	661,474	676,954
Noncontrolling interest	243	246
Total equity	661,717	677,200
TOTAL LIABILITIES AND EQUITY	$1,023,350	$1,052,433
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended April 26, 2020
	Common Stock					Accumulated Other Comprehensive Loss
	Number of Shares Outstanding	Amount	Treasury Stock	Additional Paid-in Capital	Retained Earnings		Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at January 26, 2020	65,758,115	$785	$(387,851)	$458,579	$611,607	$(6,166)	$676,954	$246	$677,200
Cumulative-effect adjustment to beginning balance from adoption of ASU 2016-13	—	—	—	—	(314)	—	(314)	—	(314)
Net income	—	—	—	—	9,635	—	9,635	(3)	9,632
Other comprehensive loss	—	—	—	—	—	(1,006)	(1,006)	—	(1,006)
Share-based compensation	—	—	—	11,081	—	—	11,081	—	11,081
Repurchase of common stock	(855,042)	—	(30,000)	—	—	—	(30,000)	—	(30,000)
Treasury stock reissued	228,957	—	3,823	(8,699)	—	—	(4,876)	—	(4,876)
Balance at April 26, 2020	65,132,030	$785	$(414,028)	$460,961	$620,928	$(7,172)	$661,474	$243	$661,717

	Three Months Ended April 28, 2019
	Common Stock					Accumulated Other Comprehensive Loss
	Number of Shares Outstanding	Amount	Treasury Stock	Additional Paid-in Capital	Retained Earnings		Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at January 27, 2019	65,238,255	$785	$(346,218)	$451,884	$579,736	$(3,607)	$682,580	$—	$682,580
Net income	—	—	—	—	12,748	—	12,748	—	12,748
Other comprehensive loss	—	—	—	—	—	(12)	(12)	—	(12)
Share-based compensation	—	—	—	11,014	—	—	11,014	—	11,014
Repurchase of common stock	(2,211)	—	(110)	—	—	—	(110)	—	(110)
Treasury stock reissued	1,408,877	—	18,886	(29,877)	—	—	(10,991)	—	(10,991)
Balance at April 28, 2019	66,644,921	$785	$(327,442)	$433,021	$592,484	$(3,619)	$695,229	$—	$695,229
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	April 26, 2020	April 28, 2019
Cash flows from operating activities:
Net income	$9,632	$12,748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,541	10,824
Investment impairments and credit loss reserves	3,630	—
Accretion of deferred financing costs and debt discount	121	125
Deferred income taxes	(184)	122
Share-based compensation	9,379	11,978
Gain on disposition of assets	—	(106)
Changes in the fair value of contingent earn-out obligations	(33)	(2,161)
Equity in net losses of equity method investments	11	411
Corporate owned life insurance, net	(175)	1,025
Changes in assets and liabilities:
Accounts receivable, net	12,476	12,764
Inventories	(3,923)	(9,801)
Other assets	(3,207)	598
Accounts payable	(2,860)	(1,639)
Accrued liabilities	(5,466)	(26,671)
Income taxes payable	—	(2,105)
Other liabilities	(1,859)	(1,371)
Net cash provided by operating activities	26,083	6,741
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	—	113
Purchase of property, plant and equipment	(7,672)	(15,258)
Purchase of investments	(3,888)	(625)
Net cash used in investing activities	(11,560)	(15,770)
Cash flows from financing activities:
Payments of term loans	—	(4,688)
Payments of revolving line of credit	(4,000)	—
Deferred financing costs	(24)	—
Payment for employee share-based compensation payroll taxes	(5,764)	(12,372)
Proceeds from exercise of stock options	888	1,381
Repurchase of common stock	(30,000)	(110)
Net cash used in financing activities	(38,900)	(15,789)
Net decrease in cash and cash equivalents	(24,377)	(24,818)
Cash and cash equivalents at beginning of period	293,324	312,120
Cash and cash equivalents at end of period	$268,947	$287,302
Supplemental disclosure of cash flow information
Interest paid	$1,570	$2,212
Income taxes paid	$3,866	$1,730
Non-cash investing and financing activities:
Accounts payable related to capital expenditures	$2,435	$1,193
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Organization and Basis of Presentation
Nature of Business
Semtech Corporation (together with its consolidated subsidiaries, the "Company" or "Semtech") is a leading global supplier of high performance analog and mixed-signal semiconductors and advanced algorithms. The end customers for the Company’s products are primarily original equipment manufacturers ("OEMs") that produce and sell electronics.
Fiscal Year
The Company reports results on the basis of 52 and 53-week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in the fourth quarter of 53-week years. The first quarters of fiscal years 2021 and 2020 each consisted of 13 weeks.
Principles of Consolidation
The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company, in accordance with accounting principles generally accepted in the United States ("GAAP") and on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2020 ("Annual Report"). The Company’s interim unaudited condensed consolidated statements of income are referred to herein as the "Statements of Income." The Company’s interim unaudited condensed consolidated balance sheets are referred to herein as the "Balance Sheets" and interim unaudited condensed consolidated statements of cash flows as the "Statements of Cash Flows." In the opinion of the Company, these interim unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the financial position of the Company for the interim periods presented. All intercompany balances have been eliminated. Because the interim unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for a complete set of consolidated financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report. The results reported in these interim unaudited condensed consolidated financial statements should not be regarded as indicative of results that may be expected for any subsequent period or for the entire year.
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
Correction of Immaterial Errors
During the fourth quarter of fiscal year 2020, management identified certain immaterial errors related to share-based compensation expense of market-based awards granted during fiscal years 2018, 2019 and 2020. The errors resulted from adjustments to the grant date fair value of the market-based awards that were incorrectly accounted for as performance-based awards. The Company has corrected its consolidated financial statements for these errors for the impacted prior periods presented in this Quarterly Report on Form 10-Q. Refer to Note 16 for a discussion of the Company's assessment of the errors and impact on its consolidated financial statements.
Recently Adopted Accounting Guidance
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments–Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This guidance requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. It also requires credit losses on available-for-sale debt securities to be presented as an allowance, rather than reducing the carrying amount. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. The Company adopted ASU 2016-13 in the first quarter of fiscal year 2021, resulting in a $0.3 million reduction to beginning retained earnings, net of tax, and the recognition of a $0.4 million credit loss reserve.
Accounting Guidance Issued, but not yet Adopted as of April 26, 2020
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which modifies Accounting Standards Codification ("ASC") 740 to simplify the accounting for income taxes. This guidance impacts the accounting for hybrid tax regimes, the tax basis step-up in goodwill obtained in a transaction that is not a business combination, separate financial statements of legal entities not subject to tax, the intraperiod tax allocation exception to the incremental approach, ownership changes in investments from a subsidiary to an equity method investment and vice versa, interim period accounting for enacted changes in tax law and the year-to-date loss limitation in interim period tax accounting. This guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within this those fiscal years, with early adoption permitted. The Company will adopt this guidance in the first quarter of fiscal year 2022 and is still evaluating the impact on its consolidated financial statements.

Note 2: Earnings per Share
The computation of basic and diluted earnings per common share was as follows:

	Three Months Ended
(in thousands, except per share data)	April 26, 2020	April 28, 2019
Net income attributable to common stockholders	$9,635	$12,748

Weighted-average common shares outstanding–basic	65,589	66,105
Dilutive effect of share-based compensation	585	1,871
Weighted-average common shares outstanding–diluted	66,174	67,976

Basic earnings per common share	$0.15	$0.19
Diluted earnings per common share	$0.15	$0.19

Anti-dilutive shares not included in the above calculations	405	500

Diluted earnings per common share incorporates the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of non-qualified stock options and the vesting of restricted stock units and market-condition restricted stock unit awards if certain conditions have been met, but excludes such incremental shares that would have an anti-dilutive effect.

Note 3: Share-Based Compensation
Financial Statement Effects and Presentation
Pre-tax share-based compensation was included in the Statements of Income as follows:

	Three Months Ended
(in thousands)	April 26, 2020	April 28, 2019
Cost of sales	$530	$427
Selling, general and administrative	5,959	8,939
Product development and engineering	2,890	2,612
Total share-based compensation	$9,379	$11,978

Total Stockholder Return ("TSR") Market-Condition Restricted Stock Units
The Company grants TSR market-condition restricted stock units (the "TSR Awards") to certain executives of the Company. The TSR Awards have a pre-defined market condition, which determines the number of shares that ultimately vest, as well as a service condition. The TSR Awards are valued as of the measurement date using a Monte Carlo simulation which takes into consideration the possible outcomes pertaining to the TSR market condition and expense is recognized on a straight line basis over the vesting periods and is adjusted for any actual forfeitures.
In the first quarter of fiscal year 2021, the Company granted 137,224 TSR Awards, which are accounted for as equity awards. The market condition is determined based upon the Company’s total stockholder return ("TSR") benchmarked against the TSR of the S&P SPDR Semiconductor ETF (NYSE:XSD) over a one, two and three year period (one-third of the awards vesting each performance period). Generally, the fiscal year 2021 award recipients must be employed for the entire performance period and be an active employee at the time of vesting of the awards. The grant-date fair value per unit of the awards granted in the first quarter of fiscal year 2021 for each one, two and three year performance periods was $29.04, $32.94 and $35.99, respectively.
During the fourth quarter of fiscal year 2020, management identified certain immaterial errors related to share-based compensation expense of market-based awards granted during fiscal years 2018, 2019 and 2020. The impact of the errors was not material and the Company has corrected the consolidated financial statements and all other financial information presented in this Quarterly Report on Form 10-Q. Refer to Note 16 for a discussion of the Company's assessment of the errors and impact on its consolidated financial statements.
Restricted Stock Units, Employees
The Company grants restricted stock units to certain employees, which are expected to be settled with shares of the Company's common stock. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date, based on the fair value of the Company's common stock at the grant date, and recognized as share-based compensation expense over the requisite vesting period (typically 4 years). In the first quarter of fiscal year 2021, the Company granted 180,788 restricted stock units to employees.

Note 4: Available-for-sale securities
The following table summarizes the values of the Company’s available-for-sale securities:

	April 26, 2020			January 26, 2020
(in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gain/(Loss)	Fair Value	Amortized Cost	Gross Unrealized Gain/(Loss)
Convertible debt	$9,481	$9,519	$(38)	$10,700	$8,715	$1,985
Total available-for-sale securities	$9,481	$9,519	$(38)	$10,700	$8,715	$1,985

The following table summarizes the maturities of the Company’s available-for-sale securities:

	April 26, 2020		January 26, 2020
(in thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Within 1 year	$9,016	$8,760	$10,200	$8,215
After 1 year through 5 years	465	759	500	500
Total available-for-sale securities	$9,481	$9,519	$10,700	$8,715

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
Level 3—Unobservable inputs based on the Company’s own assumptions, requiring significant management judgment or estimation.
Instruments Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured and recorded at fair value on a recurring basis were presented in the Balance Sheets as follows:

	Fair Value as of April 26, 2020				Fair Value as of January 26, 2020
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Convertible debt	$9,481	$—	$—	$9,481	$10,700	$—	$—	$10,700
Total financial assets	$9,481	$—	$—	$9,481	$10,700	$—	$—	$10,700

Financial liabilities:
Cycleo Earn-out	$1,958	$—	$—	$1,958	$2,108	$—	$—	$2,108
Foreign currency forward contracts	148	—	148	—	—	—	—	—
Interest rate swap agreement	1,687	—	1,687	—	—	—	—	—
Total financial liabilities	$3,793	$—	$1,835	$1,958	$2,108	$—	$—	$2,108

During the three months ended April 26, 2020, the Company had no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3. As of April 26, 2020 and January 26, 2020, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
The convertible debt investments are valued utilizing a combination of estimates that are based on the estimated discounted cash flows associated with the debt and the fair value of the equity into which the debt may be converted, all of which are Level 3 inputs.
The following table presents a reconciliation of the changes in the convertible debt investments in the three months ended April 26, 2020:

(in thousands)
Balance at January 26, 2020	$10,700
Additions	550
Increase in credit loss reserve	(2,022)
Interest accrued	253
Balance at April 26, 2020	$9,481

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
The interest rate swap agreement is valued using readily available interest rate curves (Level 2 inputs). The fair value of the agreement is determined by comparing, for each settlement, the contract rate to the forward rate and discounting to the present value. Contracts in a gain position are recorded in "Other current assets" and "Other assets" in the Balance Sheets and the value of contracts in a loss position are recorded in "Accrued liabilities" and "Other long term liabilities" in the Balance Sheets. See Note 15 for further discussion of the Company’s derivative instruments.

The Cycleo Earn-out liability (see Note 11) is valued utilizing estimates of annual sales and operating income (Level 3 inputs) through April 2020. These estimates represent inputs for which market data is not available and are developed using the best information available about the assumptions that market participants would use when pricing the liability.
The Company measures contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The significant unobservable inputs used in the fair value measurements are sales projections over the earn-out period, and the probability outcome percentages assigned to each scenario. Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liabilities will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. For the Cycleo Earn-out, Cycleo SAS has a business profile comparable to a start-up company. Accordingly, its sales projections are subject to significant revisions. This characteristic can result in volatile changes to the measurement of fair value for a given earn-out.
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
The following table presents a reconciliation of the changes in the earn-out liability in the three months ended April 26, 2020:

(in thousands)
Balance at January 26, 2020	$2,108
Changes in the fair value of contingent earn-out obligations	(33)
Changes in the fair value of non-contingent earn-out obligations	(117)
Balance at April 26, 2020	$1,958

Instruments Not Recorded at Fair Value on a Recurring Basis
Some of the Company’s financial instruments are not measured at fair value on a recurring basis, but are recorded at amounts that approximate fair value due to their liquid or short-term nature. Such financial assets and financial liabilities include: cash and cash equivalents including money market deposits, net receivables, certain other assets, accounts payable, accrued expenses, accrued personnel costs, and other current liabilities. The Company’s long-term debt is recorded at cost, which approximates fair value as the long-term debt bears interest at a floating rate.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company reduces the carrying amounts of its goodwill, intangible assets, long-lived assets and non-marketable equity securities to fair value when held for sale or determined to be impaired.
Investment Impairments and Credit Loss Reserves
Upon the adoption of ASU 2016-13, the Company recorded expected credit loss reserves of $0.4 million related to its held-to-maturity debt securities. During the first quarter of fiscal year 2021, the Company increased its expected credit loss reserves by $2.0 million and $0.4 million for its available-for-sale debt securities and its held-to-maturity debt securities, respectively. These increases were, in-part, due to the impact of the COVID-19 pandemic on early-stage development companies. The total credit loss reserve for the Company's available-for-sale debt securities and held-to-maturity securities was $2.8 million as of April 26, 2020. In addition, during the first quarter of fiscal year 2021, the Company recorded $1.2 million of impairments on its non-marketable equity securities. During the first quarter of fiscal year 2020, there were no impairments on the Company's non-marketable equity securities, held-to-maturity debt investments, or available-for-sale debt securities.

Note 6: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

(in thousands)	April 26, 2020	January 26, 2020
Raw materials	$2,260	$2,223
Work in progress	53,692	50,640
Finished goods	20,981	20,147
Inventories	$76,933	$73,010

Note 7: Goodwill and Intangible Assets
Goodwill
The carrying amounts of goodwill by applicable reporting unit were as follows:

(in thousands)	Signal Integrity	Wireless and Sensing	Protection	Total
Balance at January 26, 2020	$274,085	$72,128	$4,928	$351,141
Balance at April 26, 2020	$274,085	$72,128	$4,928	$351,141

Goodwill is not amortized, but is tested for impairment at the reporting unit level using either a qualitative or quantitative assessment on an annual basis during the fourth quarter of each fiscal year, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. As of April 26, 2020, there was no indication of impairment of the Company's goodwill balances.
Purchased Intangibles
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions, which are amortized over their estimated useful lives:

		April 26, 2020			January 26, 2020
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technologies	3-8 years	$43,300	$(26,350)	$16,950	$82,857	$(63,434)	$19,423
Customer relationships	3 years	4,000	(3,778)	222	6,000	(5,411)	589
Total finite-lived intangible assets		$47,300	$(30,128)	$17,172	$88,857	$(68,845)	$20,012

Amortization expense of finite-lived intangible assets recorded in the Statements of Income for each period was as follows:

	Three Months Ended
(in thousands)	April 26, 2020	April 28, 2019
Core technologies	$2,473	$4,160
Customer relationships	367	983
Total amortization expense	$2,840	$5,143
Future amortization expense of finite-lived intangible assets is expected as follows:

(in thousands)
Fiscal Year Ending:	Core Technologies	Customer Relationships	Total
Fiscal year 2021 (remaining nine months)	$5,204	$222	$5,426
Fiscal year 2022	4,942	—	4,942
Fiscal year 2023	4,002	—	4,002
Fiscal year 2024	1,676	—	1,676
Fiscal year 2025	287	—	287
Thereafter	839	—	839
Total expected amortization expense	$16,950	$222	$17,172

Note 8: Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	Balance as of
(in thousands)	April 26, 2020	January 26, 2020
Revolving loans	$193,000	$197,000
Total long-term debt	193,000	197,000
Debt issuance costs	(2,160)	(2,257)
Total long-term debt, net of debt issuance costs	$190,840	$194,743
Effective interest rate [1]	2.00%	2.95%

(1) As of April 26, 2020, the effective interest rate is a weighted-average rate that represents interest on the first $150.0 million of the debt outstanding at a fixed LIBOR rate of 0.7275% plus a margin of 1.25% (total fixed rate of 1.9775%), and the remainder of the debt outstanding at a variable rate based on the one-month LIBOR rate, which was 0.83% as of April 26, 2020, plus a margin of 1.25% (total variable rate of 2.08%). As of January 26, 2020, the interest rate was a variable rate based on the one-month LIBOR rate, which was 1.7% as of January 26, 2020, plus a margin of 1.25% (total variable rate of 2.95%).
On November 7, 2019, the Company, with certain of its domestic subsidiaries as guarantors, entered into an amended and restated credit agreement (the "Credit Agreement") with the lenders party thereto and HSBC Bank USA, National Association, as administrative agent, swing line lender and letter of credit issuer in order to provide a more flexible borrowing structure by expanding the borrowing capacity of the revolving loans under the senior secured first lien credit facility (the "Credit Facility") to $600.0 million, eliminating the term loans under the prior facility and extending the maturity to November 7, 2024.
As of April 26, 2020, the Company was in compliance with the financial covenants required under the Credit Facility.
As of April 26, 2020, the Company had $193.0 million outstanding under its Credit Facility, which had $407.0 million of undrawn borrowing capacity. The outstanding borrowings are due at maturity on November 7, 2024.
Interest expense was comprised of the following components for the periods presented:

	Three Months Ended
(in thousands)	April 26, 2020	April 28, 2019
Contractual interest	$1,438	$2,342
Amortization of debt discount and issuance costs	121	125
Total interest expense	$1,559	$2,467
As of April 26, 2020, there were no amounts outstanding under the letters of credit, swing line loans and alternative currency sub-facilities.

Note 9: Income Taxes
The Company’s effective tax rate differs from the statutory federal income tax rate of 21% primarily due to the regional mix of income and research and development tax credits.
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (before the federal impact of state items) is as follows:

(in thousands)
Balance at January 26, 2020	$25,466
Additions/(decreases) based on tax positions related to the current fiscal year	(77)
Balance at April 26, 2020	$25,389

Included in the balance of gross unrecognized tax benefits at April 26, 2020 and January 26, 2020 are $8.4 million and $8.6 million, respectively, of net tax benefits (after the federal impact of state items), that, if recognized, would impact the effective tax rate, prior to consideration of any required valuation allowance.
The liability for UTP is reflected in the Balance Sheets as follows:

(in thousands)	April 26, 2020	January 26, 2020
Deferred tax assets - non-current	$15,626	$15,575
Other long-term liabilities	8,424	8,555
Total accrued taxes	$24,050	$24,130

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
The Company’s regional income (loss) from continuing operations before taxes and equity in net losses of equity method investments was as follows:

	Three Months Ended
(in thousands)	April 26, 2020	April 28, 2019
Domestic	$(6,978)	$(9,077)
Foreign	17,980	19,820
Total	$11,002	$10,743

Note 10: Leases
The Company has operating leases for real estate, vehicles, and office equipment. Real estate leases are used to secure office space for the Company's administrative, engineering, production support and manufacturing activities. The Company's leases have remaining lease terms of up to approximately 10 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.
The components of lease expense were as follows:

	Three Months Ended
(in thousands)	April 26, 2020	April 28, 2019
Operating lease cost	$1,177	$1,214
Short-term lease cost	—	78
Sublease income	(33)	(33)
Total lease cost	$1,144	$1,259
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
(in thousands)	April 26, 2020	April 28, 2019
Cash paid for amounts included in the measurement of lease liabilities	$1,144	$1,250
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,073	$—

Weighted-average remaining lease term–operating leases	5.5 years
Weighted-average discount rate–operating leases	6.8%

Supplemental balance sheet information related to leases was as follows:

	Balance as of
(in thousands)	April 26, 2020	January 26, 2020
Operating lease right-of-use assets in "Other assets"	$15,957	$10,958

Operating lease liabilities in "Accrued liabilities"	$3,894	$3,273
Operating lease liabilities in "Other long-term liabilities"	12,703	8,185
Total operating lease liabilities	$16,597	$11,458

Maturities of lease liabilities as of April 26, 2020 are as follows:

(in thousands)
Fiscal Year Ending:
2021 (remaining nine months)	$3,509
2022	4,062
2023	2,746
2024	2,488
2025	2,365
Thereafter	4,998
Total lease payments	20,168
Less: imputed interest	(3,571)
Total	$16,597

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
Settlements
On August 1, 2018, the Company announced the settlement of a lawsuit filed against HiLight Semiconductor Limited and related individual defendants in accordance with which the Company was paid approximately $9.0 million to cover damages for claims, costs and attorneys' fees. The Company recorded gains of $8.0 million during fiscal year 2019 and $1.0 million in the first quarter of fiscal year 2020 for recoveries related to this settlement. All recoveries were presented in "Selling, general and administrative" ("SG&A") expense in the Statements of Income in the respective periods in which the cash was received.
The Company’s currently pending legal matters of note are discussed below:
Environmental Matters
The Company vacated a former facility in Newbury Park, California in 2002, but continues to address groundwater and soil contamination at the site. The Company’s efforts to address site conditions have been at the direction of the Los Angeles Regional Water Quality Control Board (“RWQCB”). In October 2013, an order was issued including a scope of proposed additional site work, monitoring, and remediation activities. The Company has been complying with RWQCB orders and direction, and continues to implement an approved remedial action plan addressing the soil, groundwater, and soil vapor at the site.
The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based on the latest determinations by the RWQCB and the most recent actions taken pursuant to the remedial action plan, the Company estimates the range of probable loss between $5.9 million and $7.5 million. To date, the Company has made $4.7 million in payments towards the remedial action plan and, as of April 26, 2020, has a remaining accrual of $1.2 million related to this matter. Given the uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss. Therefore, the Company has recorded the minimum amount of probable loss. These estimates could change as a result of changes in planned remedial actions, further actions from the regulatory agency, remediation technology, and other factors.
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
The Company's liability for the deferred compensation plan is presented below:

(in thousands)	April 26, 2020	January 26, 2020
Accrued liabilities	$3,522	$1,365
Other long-term liabilities	29,858	35,243
Total deferred compensation liabilities under this plan	$33,380	$36,608

The Company has purchased whole life insurance on the lives of certain current deferred compensation plan participants. This Company-owned life insurance is held in a grantor trust and is intended to cover a majority of the Company's costs of the deferred compensation plan. The cash surrender value of the Company-owned life insurance was $21.5 million and $24.3 million as of April 26, 2020 and January 26, 2020, respectively, and is included in "Other assets" in the Balance Sheets.
Earn-out Liability
Pursuant to the terms of an amended earn-out arrangement ("Cycleo Earn-out") with the former shareholders of Cycleo SAS ("Cycleo Earn-out Beneficiaries"), which the Company acquired in March 2012, the Company must make payments based on the achievement of a combination of certain sales and operating income milestones over the period of April 27, 2015 to April 26, 2020. The Cycleo Earn-out liability as of April 26, 2020 represents management's best estimate of the final payment. For certain of the Cycleo Earn-out Beneficiaries, payment of the earn-out liability is contingent upon continued employment and is accounted for as post-acquisition compensation expense over the service period. The portion of the earn-out liability that is not dependent on continued employment is not considered as compensation expense.
A summary of the earn-out liability, which was included in "Accrued liabilities" in the Balance Sheets, follows:

(in thousands)	April 26, 2020	January 26, 2020
Compensation expense	$1,713	$1,830
Not conditional upon continued employment	245	278
Total liability	$1,958	$2,108

Amount expected to be settled within twelve months	$1,958

On July 1, 2017, the Company acquired AptoVision Technologies, Inc. ("Aptovision") for an upfront cash payment of $17.6 million at closing, net of acquired cash, and a commitment to pay an additional contingent consideration of up to a maximum of $47.0 million over three years if certain goals are achieved in each of the earn-out periods (the "AptoVision Earn-out"). These goals are based on the achievement of a combination of certain net sales, adjusted earnings and product development targets measured from the acquisition date through July 26, 2020. To date, the Company has made $9.4 million in payments related to the AptoVision Earn-out and based on the Company's assessment of performance, it does not expect to make any future AptoVision Earn-out payments.

Note 12: Concentration of Risk
The following significant customers accounted for at least 10% of net sales in one or more of the periods indicated:

	Three Months Ended
(percentage of net sales)	April 26, 2020	April 28, 2019
Trend-tek Technology Ltd. (and affiliates)	15%	12%
Frontek Technology Corporation (and affiliates)	12%	10%
CEAC International Limited	12%	4%
Premier Technical Sales Korea, Inc. (and affiliates) (1)	9%	5%
Samsung Electronics (and affiliates) (1)	2%	8%
Huawei Technologies Co. Ltd. (and affiliates)	7%	16%
(1) Premier is a distributor with a concentration of sales to Samsung. The above percentages represent the Company's estimate of the sales activity related to Samsung that is passing through this distributor.
The following table shows the customers that had an outstanding receivable balance that represented at least 10% of total net receivables as of one or more of the dates indicated:

	Balance as of
(percentage of net receivables)	April 26, 2020	January 26, 2020
CEAC International Limited	15%	11%
Trend-tek Technology Ltd. (and affiliates)	12%	13%
Frontek Technology Corporation (and affiliates)	8%	11%

Outside Subcontractors and Suppliers
The Company relies on a limited number of third-party subcontractors and suppliers for the production of silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, including due to the COVID-19 pandemic or natural disasters such as an earthquake or other causes, could delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. Several of the Company’s third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Israel and South Korea. A significant amount of the Company’s assembly and test operations are conducted by third-party contractors in China, Malaysia, Taiwan, Thailand, South Korea and the Philippines. During the three months ended April 26, 2020 and April 28, 2019, approximately 21% and 15%, respectively, of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in China, and approximately 8% and 12%, respectively, of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in Israel. These percentages could be higher in future periods.
For the three months ended April 26, 2020, authorized distributors accounted for approximately 78% of the Company’s net sales, compared to approximately 62% for the three months ended April 28, 2019. Generally, the Company does not have long-term contracts with its distributors and most can terminate their agreement with little or no notice. For the first quarter of fiscal year 2021, the Company's largest distributors were based in Asia.

Note 13: Segment Information
The Company’s CEO functions as the chief operating decision maker ("CODM"). The CODM makes operating decisions and assesses performance based on the Company's major product lines, which represent its operating segments. The Company has three operating segments—Signal Integrity, Wireless and Sensing, and Protection—that have similar economic characteristics and have been aggregated into one reportable segment identified as the "Semiconductor Products Group."
The Company’s assets are commingled among the three operating segments and the CODM does not use asset information in making operating decisions or assessing performance. Therefore, the Company has not included asset information by segment in the segment disclosures below.
Net sales by segment were as follows:

	Three Months Ended
(in thousands)	April 26, 2020	April 28, 2019
Semiconductor Products Group	$132,702	$131,354
Total	$132,702	$131,354

The following table presents a reconciliation of operating income by segment to consolidated income before taxes. Historical amounts have been adjusted to conform to the current presentation:

	Three Months Ended
(in thousands)	April 26, 2020	April 28, 2019
Semiconductor Products Group	$28,098	$28,628
Operating income by segment	28,098	28,628
Items to reconcile segment operating income to consolidated income before taxes:
Share-based compensation	9,379	11,978
Intangible amortization	2,840	5,143
Investment impairments and credit loss reserves	3,630	—
Changes in the fair value of contingent earn-out obligations	(33)	(2,161)
Restructuring and other reserves	—	140
Litigation cost, net of recoveries	146	(74)
Transaction and integration related	(2)	1,435
Interest expense	1,559	2,467
Non-operating income, net	(423)	(1,043)
Income before taxes and equity in net losses of equity method investments	$11,002	$10,743

Information by Product Line
The Company operates exclusively in the semiconductor industry and primarily within the analog and mixed-signal sector.
The table below provides net sales activity by product line on a comparative basis:

	Three Months Ended
(in thousands, except percentages)	April 26, 2020		April 28, 2019
Signal Integrity	$59,929	45%	$50,257	38%
Wireless and Sensing	32,958	25%	42,207	32%
Protection	39,815	30%	38,890	30%
Total net sales	$132,702	100%	$131,354	100%

Information by Sales Channel

	Three Months Ended
(in thousands)	April 26, 2020	April 28, 2019
Distributor	$103,948	$81,147
Direct	28,754	50,207
Total net sales	$132,702	$131,354

Geographic Information
Net sales activity by geographic region was as follows:

	Three Months Ended
	April 26, 2020	April 28, 2019
Asia-Pacific	80%	78%
North America	12%	12%
Europe	8%	10%
	100%	100%

The Company attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total net sales for at least one of the periods presented:

	Three Months Ended
(percentage of total sales)	April 26, 2020	April 28, 2019
China (including Hong Kong)	57%	53%
United States	9%	10%

Although a large percentage of our products is shipped into the Asia-Pacific region, a significant number of the products produced by these customers and incorporating our semiconductor products are then sold outside this region.

Note 14: Stock Repurchase Program
The Company maintains a stock repurchase program that was initially approved by its Board of Directors in March 2008. The stock repurchase program does not have an expiration date and the Company’s Board of Directors has authorized expansion of the program over the years. The following table summarizes activity under the program for the presented periods:

	Three Months Ended
	April 26, 2020		April 28, 2019
(in thousands, except number of shares)	Shares	Amount Paid	Shares	Amount Paid
Shares repurchased under the stock repurchase program	855,042	$30,000	2,211	$110

On May 24, 2018, the Company's Board of Directors authorized the expansion of the stock repurchase program by $250.0 million. As of April 26, 2020, the Company had repurchased $367.8 million in shares of its common stock under the program since inception and the remaining authorization under the program was $80.6 million. Under the program, the Company may repurchase its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. The Company’s repurchases may be made through Rule 10b5-1 and/or Rule 10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. The Company intends to fund repurchases under the program from cash on hand. The Company has no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.

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
The Company's foreign exchange contracts had the following outstanding balances:

	Balance as of
(in thousands)	April 26, 2020				January 26, 2020
Foreign Exchange Contracts	Number of Instruments	Sell Notional Value	Buy Notional Value		Number of Instruments	Sell Notional Value	Buy Notional Value
Sell USD/Buy CAD Forward Contract	9	$12,851	C$	18,000	—	—	—
Sell USD/Buy GBP Forward Contract	9	$6,760		£5,400	—	—	—
Total	18				—

These contracts have been designated as cash flows hedges and the unrealized gains or losses, net of tax, are recorded as a component of "Accumulated other comprehensive income or loss" ("AOCI") in the Balance Sheets. The effective portions of the cash flow hedges are recorded in AOCI until the hedged item is recognized in "SG&A expense" in the Statements of Income once the foreign exchange contract matures, offsetting the underlying hedged expenses. Any ineffective portions of the cash flow hedges are recorded in "Non-operating expense, net" in the Statements of Income.
During the first quarter of fiscal year 2021, the Company entered into an interest rate swap agreement with a three-year term to hedge the variability of interest payments on the first $150.0 million of debt outstanding under the Company's Credit Facility. Interest payments on $150.0 million of the Company's debt are now fixed at a rate of 1.9775%, based on the Company's current leverage ratio. The interest rate swap agreement has been designated as a cash flow hedge and unrealized gains or losses, net of income tax, are recorded as a component of AOCI in the Balance Sheets. As the various settlements are made on a monthly basis, the realized gain or loss on the settlements are recorded in "Interest expense" in the Statements of Income. The realized gain on the interest rate swap agreement was not material for the quarter ended April 26, 2020.
The fair values of the Company's derivative assets and liabilities that qualify as cash flow hedges in the Balance Sheets were as follows:

	Balance as of
(in thousands)	April 26, 2020	January 26, 2020
Foreign currency forward contracts	$148	$—
Interest rate swap agreement	693	—
Total accrued liabilities	$841	$—

Interest rate swap agreement	$994	$—
Total other long-term liabilities	$994	$—

Note 16: Correction of Immaterial Errors in Prior Period Financial Statements
During the fourth quarter of fiscal year 2020, management identified certain immaterial errors related to share-based compensation expense of market-based awards granted during fiscal years 2018, 2019 and 2020. At the inception of these grants, the Company appropriately determined that the awards contained a market condition and that the effect of the market condition should be reflected in the grant date fair value of the awards, with the resulting compensation expense fixed at inception and recognized ratably over the requisite service period, regardless of when, if ever, the market condition is satisfied. The actual awards, however, were incorrectly accounted for as performance-based awards, whereby the number of shares expected to vest and corresponding compensation expense was adjusted on a quarterly basis. The Company assessed the materiality of the errors from a qualitative and quantitative perspective, and concluded that the impact of the errors is not material. Therefore, the correction of the errors did not require the amendment of the Company's previously filed Annual Reports on Form 10-K or its Quarterly Reports on Form 10-Q for the impacted periods. The Company has corrected its consolidated financial statements for these errors for the impacted prior periods presented in this Quarterly Report on Form 10-Q.
The impact of the corrections on the Company's Statements of Income and Statements of Comprehensive Income for the three months ended April 28, 2019, are presented in the table below:

	Three Months Ended
	April 28, 2019
(in thousands)	As Reported	As Corrected
Selling, general and administrative	$38,377	$38,972
Product development and engineering	$27,099	$27,154
Total operating costs and expenses	$68,458	$69,108
Operating income	$12,817	$12,167
Income before taxes and equity in net losses of equity method investments	$11,393	$10,743
Benefit for income taxes	$(2,312)	$(2,416)
Net income before equity in net losses of equity method investments	$13,705	$13,159
Net income	$13,294	$12,748
Earnings per share:
Basic	$0.20	$0.19
Diluted	$0.20	$0.19

Comprehensive income	$13,282	$12,736

There was no impact to the Company's Balance Sheets or to total operating cash flows in the Statements of Cash Flows for any periods presented in this Quarterly Report on Form 10-Q.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following "Management’s Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with our interim unaudited condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this "Quarterly Report"), the "Special Note Regarding Forward-Looking and Cautionary Statements", and "Part II. Item 1A. Risk Factors" in this Quarterly Report.
Overview
Semtech Corporation (together with its consolidated subsidiaries, the "Company", "we", "our", or "us") designs, develops, manufactures and markets high-performance analog and mixed signal semiconductors and advanced algorithms. We operate and account for results in one reportable segment through three product lines: Signal Integrity, Wireless and Sensing, and Protection.
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
Our net sales by product line were as follows:

	Three Months Ended
(in thousands)	April 26, 2020	April 28, 2019
Signal Integrity	$59,929	$50,257
Wireless and Sensing	32,958	42,207
Protection	39,815	38,890
Total	$132,702	$131,354
The Company designs, develops and markets a wide range of products for commercial applications, the majority of which are sold into the infrastructure, high-end consumer and industrial end markets. During the first quarter of fiscal year 2021, the Company reviewed the process for mapping its net sales to its end markets. This process can be challenging for the semiconductor industry due to the large number of products that can be used across multiple customer platforms and in different end markets. As a result, effective as of the beginning of the first quarter of fiscal year 2021, the Company has combined its Enterprise Computing and Communications end markets, which were historically presented separately, into the Infrastructure end market, which we believe better reflects actual end-market consumption.

Infrastructure: data centers, passive optical networks, base stations, optical networks, servers, carrier networks, switches and routers, cable modems, wireless local area network ("LAN") and other communication infrastructure equipment.
High-End Consumer: smartphones, tablets, wearables, desktops, notebooks, and other handheld products, wireless charging, set-top boxes, digital televisions, monitors and displays, digital video recorders and other consumer equipment.
Industrial: Internet of Things ("IoT"), analog and digital video broadcast equipment, video-over-IP solutions, automated meter reading, smart grid, wireless charging, military and aerospace, medical, security systems, automotive, industrial and home automation and other industrial equipment.
Impact of COVID-19
The novel coronavirus (“COVID-19”) pandemic has significantly affected health and economic conditions throughout the United States and the rest of the world including Asia, where a significant percentage of our customers, suppliers, third party foundries and subcontractors are located. As a result of the pandemic, the operations at our facility in Reynosa, Mexico, one of our production and development facilities in Colorado, and certain of the third-party foundries and assembly and test contractors which we outsource our manufacturing functions to, have had to reduce or suspend operations. The disruption experienced during such closures has resulted in reduced production of our products, delays for delivery of our products to our customers, and reduced ability to receive supplies, which have had and may continue to have an adverse effect on our results.
Because a significant majority of our net sales is through authorized distributors, the financial health of our distributors is critical to our success. Our authorized distributors have also experienced disruptions to their operations, including temporary reductions or closures during which they have diminished ability or are unable to sell our products. The ability of our distributors to purchase our products may be materially impacted depending on the length and severity of the pandemic, including the impact on general economic conditions. Further, if credit conditions worsen in response to the COVID-19 pandemic, customers may ask for extension of payment terms and are more likely to default, thereby increasing the risk of receivables being uncollectible.
We believe our liquidity position will allow us to withstand some of the uncertainties in the current environment. As of April 26, 2020, we had $268.9 million of cash and cash equivalents and $407.0 million of undrawn capacity on our credit facility. Our business is structured in a manner that is not capital intensive which enhances our ability to preserve our overall liquidity even if conditions were to deteriorate.
As a result of the COVID-19 pandemic, we continue to evaluate the impact on long-lived assets, such as goodwill and intangible assets for possible impairment. We did not record a goodwill impairment charge during the first quarter of fiscal year 2021. We recorded $3.6 million in investment impairments and credit loss reserves during the first quarter of fiscal year 2021, some of which were in part due to the impact of the COVID-19 pandemic on our investees.
We expect the COVID-19 pandemic will negatively impact our financial results for fiscal year 2021, including having a potentially larger impact on our results of operations than that which has been reflected in our results for our first quarter of fiscal year 2021. However, we believe our strong liquidity position, continued strong bookings, and a predominantly fabless business model will help us to navigate through these uncertain times.
Factors Affecting Our Performance
Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and "just-in-time" deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Orders received and shipped in the first quarters of fiscal years 2021 and 2020 represented 34% and 47% of net sales, respectively. Sales made directly to customers during the first quarters of fiscal years 2021 and 2020 were 22% and 38% of net sales, respectively. The remaining sales were made through independent distributors. Our business relies on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan and Israel. For the first quarters of fiscal years 2021 and 2020, approximately 21% and 15%, respectively, of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in China, and approximately 8% and 12%, respectively, of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in Israel. These percentages could be higher in future periods. Foreign sales constituted approximately 91% and 90% of our net sales during the first quarters of fiscal years 2021 and 2020, respectively. Approximately 80% and 78% of foreign sales during the first quarters of fiscal years 2021 and 2020, respectively, were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.
We use several metrics as indicators of future potential growth. The indicators that we believe best correlate to potential future sales growth are design wins and new product releases. There are many factors that may cause a design win or new product release not to result in sales, including a customer's decision not to go to system production, a change in a customer’s perspective regarding a product’s value or a customer’s product failing in the end market. As a result, although a design win or new product introduction is an important step towards generating future sales, it does not inevitably result in us being awarded business or receiving a purchase commitment.
We are continuing to monitor the near term geopolitical uncertainty and the recent export restrictions on shipments to Huawei Technologies Co., Ltd. ("Huawei") and certain of its affiliates, as well as the recent COVID-19 pandemic. The following and above discussions reflect our current assessment of the near term impact of this uncertainty.
Results of Operations
The following table sets forth, for the periods indicated, our Statements of Income expressed as a percentage of net sales.

	Three Months Ended
	April 26, 2020	April 28, 2019
Net sales	100.0%	100.0%
Cost of sales	39.1%	38.1%
Gross profit	60.9%	61.9%
Operating costs and expenses:
Selling, general and administrative	26.1%	29.7%
Product development and engineering	20.8%	20.7%
Intangible amortization	2.1%	3.9%
Changes in the fair value of contingent earn-out obligations	—%	(1.6)%
Total operating costs and expenses	49.0%	52.6%
Operating income	11.9%	9.3%
Interest expense	(1.2)%	(1.9)%
Non-operating income, net	0.3%	0.8%
Investment impairments and credit loss reserves	(2.7)%	—%
Income before taxes and equity in net losses of equity method investments	8.3%	8.2%
Provision (benefit) for income taxes	1.0%	(1.8)%
Net income before equity in net losses of equity method investments	7.3%	10.0%
Equity in net losses of equity method investments	—%	(0.3)%
Net income	7.3%	9.7%
Net loss attributable to noncontrolling interest	—%	—%
Net income attributable to common stockholders	7.3%	9.7%
Percentages may not add precisely due to rounding.
Our regional mix of income (loss) from continuing operations before taxes and equity in net gains (losses) of equity method investments was as follows:

	Three Months Ended
(in thousands)	April 26, 2020	April 28, 2019
Domestic	$(6,978)	$(9,077)
Foreign	17,980	19,820
Total	$11,002	$10,743
Domestic performance from continuing operations includes higher levels of share-based compensation compared to foreign operations.

Comparison of the Three Months Ended April 26, 2020 and April 28, 2019
Reclassifications have been made to prior period amounts to conform to the current classification and all periods presented in the following summary of net sales by major end market reflect our current classification methodology (see the Overview earlier in this Management's Discussion and Analysis of Financial Condition and Results of Operations for a description of each end market category):

	Three Months Ended		Three Months Ended
(in thousands, except percentages)	April 26, 2020		April 28, 2019
Infrastructure	$58,038	43%	$47,586	36%
High-End Consumer	35,480	27%	44,660	34%
Industrial	39,184	30%	39,108	30%
Total	$132,702	100%	$131,354	100%
Net Sales
Net sales for the first quarter of fiscal year 2021 were $132.7 million, an increase of 1.0% compared to $131.4 million for the first quarter of fiscal year 2020. During the first quarter of fiscal year 2021, we experienced strong demand in our infrastructure end market, primarily driven by data center demand by cloud and hyperscale providers and increased 10G PON sales. These increases were partially offset by a decline in our high-end consumer end market due to lower proximity sensing products sales. In the same quarter a year ago, we experienced an increase in these sales as Huawei increased their inventories in anticipation of future export restrictions.
Despite the ongoing COVID-19 pandemic, our bookings remained strong during the first quarter of fiscal year 2021. However, certain shipments of our products were delayed during the first quarter of fiscal year 2021 due to COVID-19 related shutdowns of our plant in Reynosa, Mexico, as well as certain subcontractors in Malaysia. We expect that the delay in shipments will benefit our second fiscal quarter results as we recognize sales related to these delayed shipments. Based on booking trends and our backlog entering the quarter, we estimate net sales for the second quarter of fiscal year 2021 to be between $138.0 million and $146.0 million. The range of guidance reflects continued uncertainty regarding macro-related events and those associated with the COVID-19 pandemic discussed above.
Gross Profit
For the first quarter of fiscal year 2021, gross profit decreased to $80.8 million from $81.3 million for the first quarter of fiscal year 2020. Gross margins were 60.9% for the first quarter of fiscal year 2021 compared to 61.9% for the first quarter of fiscal year 2020. This decrease was primarily due to changes in product mix. For the first quarter of fiscal year 2021, our gross margins remained within our target range. For the second quarter of fiscal year 2021, we expect our gross margins to be in the range of 60.8% to 61.6%.
Operating Costs and Expenses

	Three Months Ended				Change
(in thousands, except percentages)	April 26, 2020		April 28, 2019
Selling, general and administrative	$34,600	54%	$38,972	57%	(11)%
Product development and engineering	27,586	42%	27,154	39%	2%
Intangible amortization	2,840	4%	5,143	7%	(45)%
Changes in the fair value of contingent earn-out obligations	(33)	—%	(2,161)	(3)%	(98)%
Total operating costs and expenses	$64,993	100%	$69,108	100%	(6)%
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses decreased for the first quarter of fiscal year 2021 compared to the same quarter of fiscal year 2020 primarily as a result of lower share-based compensation expense and deferred compensation expense.
Product Development and Engineering Expenses
Product development and engineering expenses increased for the first quarter of fiscal year 2021 compared to the first quarter of fiscal year 2020 as a result of fluctuations in the timing of development activities. The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period-over-period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services, which are typically recorded as a reduction to product development and engineering expense.

Intangible Amortization
Intangible amortization was $2.8 million and $5.1 million for the first quarters of fiscal years 2021 and 2020, respectively. This decrease was primarily due to certain finite-lived intangible assets associated with the acquisitions of Gennum Corporation and Triune Systems, L.L.C. that had become fully amortized during fiscal year 2020 and during first quarter of fiscal year 2021.
Changes in the Fair Value of Contingent Earn-out Obligations
The $2.1 million change in the fair value of contingent earn-out obligations for the first quarter of fiscal year 2021 compared to the first quarter of fiscal year 2020 reflects the impact of changes in the estimated probability of achievement of earn-out targets for AptoVision and Cycleo SAS. We measure contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The significant unobservable inputs used in the fair value measurements are revenue projections over the earn-out period, and the probability outcome percentages assigned to each scenario. Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings.
Interest Expense
Interest expense, including amortization of debt discounts and issuance costs, was $1.6 million and $2.5 million for the first quarters of fiscal years 2021 and 2020, respectively. This decrease was primarily due to lower interest rates and lower overall debt levels. During the first quarter of fiscal year 2021, we entered into an interest rate swap agreement with a three-year term to hedge the variability of interest payments on the first $150.0 million of our debt outstanding. Interest payments on $150.0 million of our debt are effectively locked in at a fixed rate of 1.9775%, based on our current leverage ratio. Interest payments on debt outstanding in excess of $150.0 million remain variable and are tied to the one-month LIBOR rate, which was 0.83% at April 26, 2020, plus a margin of 1.25%, based on our current leverage ratio.
Investment Impairments and Credit Loss Reserves
During the first quarter of fiscal year 2021, we increased our current expected credit loss reserve by $2.4 million for our available-for-sale debt securities and our held-to-maturity debt securities, in part, due to the adverse impact of COVID-19 on these early-stage companies. In addition, we tested our equity investments for other-than-temporary impairment and the results of this analysis indicated that two of our investments were other than temporarily impaired by an aggregate amount of $1.2 million, representing the entire carrying value of these investments. We had no investment impairments or changes in credit loss reserves during the first quarter of fiscal year 2020.
Provision (Benefit) for Income Taxes
The effective tax rates for the first quarters of fiscal years 2021 and 2020 were a provision rate of 12.4% and an income tax benefit rate of 23.4%, respectively. In the first quarter of fiscal year 2021, we recorded a provision of $1.4 million, compared to an income tax benefit of $2.4 million in the first quarter of fiscal year 2020. The effective tax rate in the first quarter of fiscal year 2021 differs from the statutory federal income tax rate of 21% primarily due to a regional mix of income and research and development tax credits. The effective tax rate in the first quarter of fiscal year 2020 differs from the statutory federal income tax rate of 21% primarily due to regional mix of income and excess tax benefits from share-based compensation.
As a global organization, we are subject to audit by taxing authorities in various jurisdictions. To the extent that an audit, or the closure of a statute of limitations, results in adjusting our reserves for uncertain tax positions, our effective tax rate could experience extreme volatility since any adjustment would be recorded as a discrete item in the period of adjustment.
Liquidity and Capital Resources
Our capital requirements depend on a variety of factors including, but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; sales growth or decline; potential acquisitions: the general economic environment in which we operate and our ability to generate cash flow from operations, which are more uncertain as a result of the COVID-19 pandemic and its impact on the general economy. Our liquidity needs during this uncertain time will depend on multiple factors, including our ability to continue operations and production of our products, the COVID-19 pandemic's effects on our customers, the availability of sufficient amounts of financing, and our operating performance. We believe that we have the financial resources necessary to meet business requirements for the next 12 months, including funds needed for working capital requirements.
As of April 26, 2020, our total stockholders’ equity was $661.5 million. At that date, we also had $268.9 million in cash and cash equivalents and $193.0 million of outstanding borrowings on our Credit Facility, which had $407.0 million of undrawn capacity.
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
A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of April 26, 2020, our foreign subsidiaries held approximately $219.8 million of cash and cash equivalents, compared to $261.9 million at January 26, 2020. In connection with the enactment of the Tax Cuts and Jobs Act, all historic and current foreign earnings are taxed in the U.S. and are subject to a 5% withholding tax, if repatriated. We have determined that we will repatriate back to the U.S. approximately $240.0 million of foreign earnings of which $156.1 million has been repatriated since fiscal year 2019. As of April 26, 2020, our foreign subsidiaries had $560.6 million of unremitted earnings for which no taxes have been provided. Those historical earnings have been and are expected to continue to be permanently reinvested.
Cash Flows
One of our primary goals is to continually improve the cash flows from our existing operating activities. Additionally, we will continue to seek to maintain and improve our existing business performance with capital expenditures and, potentially, acquisitions and other investments that support achievement of our business strategies. Acquisitions may be made for either cash or stock consideration, or a combination of both.
In summary, our cash flows for each period were as follows:

	Three Months Ended
(in thousands)	April 26, 2020	April 28, 2019
Net cash provided by operating activities	$26,083	$6,741
Net cash used in investing activities	(11,560)	(15,770)
Net cash used in financing activities	(38,900)	(15,789)
Net decrease in cash and cash equivalents	$(24,377)	$(24,818)
Operating Activities
Net cash provided by operating activities is due to net income adjusted for non-cash items and fluctuations in operating assets and liabilities.
Operating cash flows for the first three months of fiscal year 2021 were favorably impacted by a 1.0% increase in net sales, compared to the first three months of fiscal year 2020. Operating cash flows for the first three months of fiscal year 2020 were favorably impacted by $1.0 million of proceeds received from the settlement of the HiLight lawsuit.
Investing Activities
Net cash used in investing activities is primarily attributable to capital expenditures and purchases of investments, net of proceeds from sales of property, plant and equipment and proceeds from sales of investments. Investing activities are also impacted by acquisitions, net of any cash received.
Capital expenditures were $7.7 million for the first three months of fiscal year 2021, compared to $15.3 million for the first three months of fiscal year 2020. In the first three months of fiscal year 2020, we made significant investments to update and expand our production capabilities including the $4.0 million purchase of a facility in Colorado.
In the first three months of fiscal year 2021, we paid $3.9 million for strategic investments, including investments in companies that are enabling the LoRa®- and LoRaWAN®-based ecosystem, compared to $0.6 million of investments in the first three months of fiscal year 2020.
Financing Activities
Net cash used in financing activities is primarily attributable to repurchases of outstanding common stock, payments related to employee share-based compensation payroll taxes and principal payments related to our long-term debt, offset by proceeds from stock option exercises.
In the first three months of fiscal year 2021, we paid $5.8 million for employee share-based compensation payroll taxes and received $0.9 million in proceeds from the exercise of stock options, compared to payments of $12.4 million for employee share-based compensation payroll taxes and proceeds of $1.4 million from the exercise of stock options in the first three months of fiscal year 2020. We do not directly control the timing of the exercise of stock options. Such exercises are independent decisions made by grantees and are influenced most directly by the stock price and the expiration dates of stock option awards. Such proceeds are difficult to forecast, resulting from several factors that are outside our control. We believe that such proceeds will remain a nominal source of cash in the future.

Stock Repurchase Program
We currently have in effect a stock repurchase program that was initially approved by our Board of Directors in March 2008. On May 24, 2018, our Board of Directors increased the authorization by $250.0 million. This program represents one of our principal efforts to return value to our stockholders. We repurchased 855,042 shares under this program in the first three months of fiscal year 2021 for $30.0 million. In the first three months of fiscal year 2020, we repurchased 2,211 shares under this program for $0.1 million. As of April 26, 2020, the remaining authorization under this program was $80.6 million.
Credit Facility
On November 7, 2019, we, with certain of our domestic subsidiaries as guarantors, entered into an amended and restated credit agreement (the "Credit Agreement") with the lenders party thereto and HSBC Bank USA, National Association, as administrative agent, swing line lender and letter of credit issuer in order to provide a more flexible borrowing structure by expanding the borrowing capacity of the revolving loans under the senior secured first lien credit facility (the "Credit Facility") to $600.0 million, eliminating the term loans under the prior facility and extending the maturity to November 7, 2024.
In the first three months of fiscal year 2021, we made payments that totaled $4.0 million on our Credit Facility, compared to payments on our previous term loans that totaled $4.7 million in the first three months of fiscal year 2020. As of April 26, 2020, we had $193.0 million of outstanding borrowings on our Credit Facility, which had $407.0 million of undrawn capacity.
In the first three months of fiscal year 2021, we entered into an interest rate swap agreement with a three-year term to hedge the variability of interest payments on the first $150.0 million of debt outstanding under our Credit Facility. Interest payments on $150.0 million of our debt are now fixed at 1.9775%, based on our current leverage ratio.
No amortization is required with respect to the revolving loans and we may voluntarily prepay borrowings at any time and from time to time, without premium or penalty, other than customary "breakage costs" and fees for LIBOR-based loans.
The Credit Agreement contains customary covenants, including limitations on our ability to, among other things, incur indebtedness, create liens on assets, engage in certain fundamental corporate changes, make investments, repurchase stock, pay dividends or make similar distributions, engage in certain affiliate transactions, or enter into agreements that restrict our ability to create liens, pay dividends or make loan repayments. In addition, we must comply with financial covenants, including maintaining a maximum consolidated leverage ratio, determined as of the last day of each fiscal quarter, of 3.50 to 1.00 or less, provided that, such maximum consolidated leverage ratio may be increased to 4.00 to 1.00 for the four consecutive fiscal quarters ending on or after the date of consummation of a permitted acquisition that constitutes a "Material Acquisition" under the Credit Agreement, subject to the satisfaction of certain conditions. As of April 26, 2020, we were in compliance with the financial covenants in our Credit Agreement.
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
Contractual Obligations
There were no material changes in our contractual obligations during the first three months of fiscal year 2021 from those disclosed in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 26, 2020 filed with the SEC on March 20, 2020 (our "Annual Report").
Critical Accounting Policies and Estimates
Our critical accounting policies are disclosed in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of our Annual Report. There have been no significant changes to our policies during the three months ended April 26, 2020. For a discussion of recent accounting pronouncements, see Note 1 to our interim unaudited condensed consolidated financial statements.

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
We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign exchange rates of 10% for all currencies could be experienced in the near-term. These reasonably possible adverse changes were applied to our total monetary assets and liabilities denominated in currencies other than our functional currency as of the first quarter of fiscal year 2021. The adverse impact these changes would have had (after taking into account balance sheet hedges only) on our income before taxes is $1.2 million.
We are subject to interest rate risk in connection with the outstanding debt under our Credit Facility, which bears interest at variable rates as of April 26, 2020. In the first quarter of fiscal year 2021, we entered into an interest rate swap agreement with a three-year term to hedge the variability of interest payments on the first $150.0 million of debt outstanding under our Credit Facility. Interest payments on $150.0 million of our debt are now fixed at a rate of 1.9775% based on our current leverage ratio. As of April 26, 2020, a one percentage point increase in LIBOR would not have a material impact on our interest expense as only $43.0 million of our outstanding debt balance remains subject to a floating rate.
The Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate, or LIBOR, has announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. That announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Moreover, it is possible that LIBOR will be discontinued or modified prior to 2021. Our Credit Facility provides that, if it is publicly announced that the administrator of LIBOR has ceased or will cease to provide LIBOR, if it is publicly announced by the applicable regulatory supervisor that LIBOR is no longer representative, or if either the administrative agent or lenders holding 50% of the aggregate principal amount of our revolving commitments and term loans elect, we and the administrative agent may amend our Credit Agreement to replace LIBOR with an alternate benchmark rate. This alternative benchmark rate may include a forward-looking term rate that is based on the secured overnight financing rate, also known as SOFR, published by the Federal Reserve Bank of New York.
Interest rates also affect our return on excess cash and investments. As of April 26, 2020, we had $268.9 million of cash and cash equivalents. A majority of our cash and cash equivalents generate interest income based on prevailing interest rates. Investments and cash and cash equivalents generated interest income of $0.4 million in the first quarter of fiscal year 2021. A significant change in interest rates would impact the amount of interest income generated from our cash and investments. It would also impact the market value of our investments.
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
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our CEO and CFO concluded that, our disclosure controls and procedures were effective as of April 26, 2020.
Changes in Internal Controls
As of April 26, 2020, there were no changes to our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings
Information about legal proceedings is set forth in Note 11 to the interim unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

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
For example, on March 8, 2016, the U.S. Department of Commerce published a final rule in the Federal Register that amended the Export Administration Regulations ("EAR") by adding ZTE Corporation ("ZTE") and three of its affiliates to the “Entity List” for actions contrary to the national security and foreign policy interests of the U.S. This rule imposed new export licensing requirements on exports, re-exports, and in-country transfers of all U.S.-regulated products, software and technology to the designated ZTE entities, which prevented sales of our U.S. regulated products to ZTE since license requests were subject to a general policy of denial. On March 24, 2016, the U.S. Department of Commerce issued a temporary general license authorizing most exports to ZTE and one of its designated affiliates through June 30, 2016, thereby enabling us to resume sales to ZTE. The temporary license was repeatedly extended until the Bureau of Industry and Security removed ZTE from the Entity List on March 29, 2017, after ZTE entered a guilty plea and agreed to pay a combined penalty of up to $1.19 billion to settle civil and criminal allegations against it. However, part of this plea deal included the imposition of a Denial Order against ZTE and one of its affiliates, which was initially suspended, but later imposed on April 15, 2018, leading to restrictions on export, re-export or transfer of any items subject to U.S. regulations to ZTE and the listed affiliate. This again impacted our ability to sell certain items to ZTE until the Denial Order was terminated on July 13, 2018. ZTE is still subject to the terms of its settlement agreement that includes the potential for re-imposition of the Denial Order.
In addition, on May 16, 2019, the U.S. Department of Commerce amended the EAR by adding Huawei Technologies Co., Ltd. ("Huawei"), which was recently indicted by the U.S. government for violating U.S. sanctions and bank and wire fraud, among other charges, and 68 of its affiliates to the "Entity List" for actions contrary to the national security and foreign policy interests of the United States. On August 19, 2019, another 46 of Huawei’s non-U.S. affiliates were added to the “Entity List.” As with ZTE, this rule imposes new export licensing requirements on exports, re-exports, and in-country transfers of all U.S.- regulated products, software and technology to the designated Huawei entities. As noted above, license requests are subject to a general policy of denial and, therefore, we will not be able to sell most of our U.S. regulated products to Huawei. Sales of our products to Huawei accounted for less than 10% of our net sales during the first quarter of fiscal year 2021 and fiscal year 2020. Although the U.S. Department of Commerce granted certain temporary exemptions to Huawei on May 20, 2019 in the form of a temporary 90 day general license for specific activities, which was further extended for another 90 days on August 19, 2019 and again on November 18, 2019, on February 13, 2020, on March 10, 2020, and most recently on May 15, 2020, these exemptions are limited in scope and generally do not apply to the sale of our U.S. regulated products to Huawei. In addition, on May 15, 2020, the U.S. Department of Commerce amended the EAR to expand the controls on certain foreign products based on U.S. technology and sold to Huawei and certain other companies on the Entity List.  As of the date of this report, we are unable to predict the duration of the export restrictions imposed on Huawei and the corresponding future effects on our business.
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
The novel coronavirus (“COVID-19”) pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, and those of our customers, distributors, suppliers, third-party foundries and subcontractors thereby adversely affecting our business, financial condition and results of operations.
The COVID-19 pandemic has significantly affected health and economic conditions throughout the United States and the rest of the world including Asia, where a significant percentage of our customers, suppliers, third party foundries and subcontractors are located. As the pandemic continues to grow, consumer fear about becoming ill with the virus and recommendations and/or mandates from authorities to avoid large gatherings of people or self-quarantine have increased. As a result of the pandemic, the operations at our facility in Reynosa, Mexico, one of our production and development facilities in Colorado, and certain of the third-party foundries and assembly and test contractors which we outsource our manufacturing functions to, have had to reduce or suspend operations. The disruption experienced during such closures has resulted in reduced production of our products, delays for delivery of our products to our customers and reduced ability to receive supplies. Our customers have experienced, and may continue to or again experience, reductions or closures of their manufacturing facilities or inability to obtain other components, either of which could negatively impact demand for our products which are incorporated into our customers’ devices and solutions. We cannot assure you that such facilities will not have to reduce or suspend operations again, and such reductions or closures could extend for a longer term than the prior shutdown of such facilities, thereby causing a disruption to the manufacturing and shipping of our products.
We expect the COVID-19 pandemic will continue to negatively impact our financial results, including having a potentially larger impact on our results of operations than which has been reflected in our results for our first quarter of fiscal year 2021. While we cannot predict the ultimate impact of the COVID-19 virus on our business at this time, the pandemic and related efforts to mitigate the pandemic could impact our business in a number of ways, including but not limited to:

•	decreasing demand and pricing for our products as a result of the economic impact of the pandemic;

•
disrupting our manufacturing processes, as has already occurred with the temporary reductions or closures of our facilities, third-party foundries and contractors, and the delay of supplies being received;

•	disrupting freight infrastructure, thereby delaying shipment from vendors to assembly and test sites and shipments of our final product to customers;

•
adversely impacting the business of our suppliers, which could result in, among other things, price increases and delays for delivery of raw materials and components needed for the production of our products;

•	impacting our ability to maintain our workforce during this uncertain time;

•	increasing employee absenteeism due to recommendations and/or mandates from authorities, infection or the fear of infection;

•	possible lawsuits or additional regulatory actions due to COVID-19 spread in the workplace and potential increases in costs to implement health safety measures;

•	suffering from reputational risk if we experience COVID-19 spread in our workplace; and

•	adversely impacting the productivity of management and our employees that are working remotely.
Any or all of these items may occur, which individually or in the aggregate, may have a material adverse effect on our business, financial condition and results of operations. These risks could accelerate or intensify depending on the severity and length of the pandemic. In addition, if a resurgence of the COVID-19 virus occurs after the initial outbreak subsides, these factors may arise again, continue for a prolonged period of time, and/or be exacerbated.
Given that the COVID-19 pandemic has caused a significant economic slowdown, it appears increasingly likely that it could cause a global recession, which could be of an unknown duration, and as a result, we expect sales of our products to be negatively impacted. If general economic conditions deteriorate further, we cannot predict the duration or strength of an economic recovery, either in the United States, Asia, Europe or in the other specific markets where we sell our products. Sales to our customers are generally made on open account, subject to credit limits we may impose, and the receivables are subject to the risk of being uncollectible. If credit conditions worsen in response to the COVID-19 pandemic, customers may ask for extension of payment terms and are more likely to default, thereby increasing the risk of receivables being uncollectible.

Our authorized distributors have also experienced disruptions to their operations, including temporary reductions or closures during which they have diminished ability or are unable to sell our products. Because a significant majority of our net sales is through authorized distributors, the financial health of our distributors is critical to our success. Some of our distributors are small organizations with limited working capital. The ability of our distributors to purchase our products may be materially impacted depending on the length and severity of the pandemic, including the impact on general economic conditions. If our distributors suffer material economic harm during the pandemic, the distributors may no longer be able to continue in business or may continue in a reduced capacity.
Our suppliers have also experienced temporary reductions or closures, thereby impacting our ability and the ability of our subcontractors to receive certain raw materials, including silicon wafers, which are essential to the manufacturing of our products. We may experience delays in production of our products if we or our subcontractors do not receive sufficient supplies of materials or if we are required to replace one or more suppliers, which could cause a decrease in products available for sale or an increase in our cost of sales, either of which would adversely affect our business, financial condition and results of operations.
As of April 26, 2020, we had $268.9 million of cash and cash equivalents and $407.0 million of undrawn capacity on our Credit Facility. Our cash position will depend on multiple factors, including our ability to continue operations and production of our products, the COVID-19 pandemic’s effects on our customers, the availability of sufficient amounts of financing, and our operating performance.
Much of our workforce has been able to work remotely during this time and many may continue to work remotely for an indefinite period of time. Remote working arrangements could impact employees’ productivity. We expect our employees will return to their office and manufacturing locations in a phased approach, and we have continued to implement safety precautions, including enhanced and more frequent cleaning of our facilities, providing face masks to each employee, enforcing social distancing guidelines and screening employees for potential symptoms. These additional safety precautions may also impact the productivity and profitability at our facilities. In addition, we may experience higher levels of absenteeism during the pandemic due to the fear of becoming ill.
As a result of the COVID-19 pandemic, we continue to evaluate the impact on long-lived assets, such as goodwill and intangible assets for possible impairment. We did not record a goodwill impairment charge during the first quarter of fiscal year 2021. However, depending on future events, we may be required to record future impairment charges related to our goodwill, intangible assets or other long-lived assets. In addition, depending on the ongoing impact of the pandemic, we may also be required to reserve for incremental expected credit losses on our minority investments. For example, we recorded $3.6 million in investment impairments and increases in credit loss reserves during the first quarter of fiscal year 2021, some of which were, in part, due to the impact of the COVID-19 pandemic on our investees. Any material increase in our impairments or allowances for credit losses would have a corresponding effect on our results of operations and related cash flows.
The ultimate magnitude of the COVID-19 pandemic, including the extent of its impact on our financial condition and results of operations, which could be material, will depend on all of the factors noted above, including other factors that we may not be able to forecast at this time. While we expect the impacts of the COVID-19 pandemic to have an adverse effect on our business, financial condition and results of operations, we are unable to predict the extent of these impacts at this time.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchase of Equity Securities
This table provides information with respect to purchases by us of shares of our common stock during the first quarter of fiscal year 2021.

Fiscal Month/Year	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
February 2020 (01/27/20-02/23/20)	—	$—	—	$110.6	million
March 2020 (02/24/20-03/22/20)	345,500	32.03	345,500	$99.5	million
April 2020 (03/23/20-04/26/20)	509,542	37.16	509,542	$80.6	million
Total activity	855,042	$35.09	855,042

(1)
The Company maintains an active stock repurchase program that was initially approved by our Board of Directors in March 2008. The stock repurchase program does not have an expiration date and our Board of Directors has authorized expansion of the program over the years. As of April 26, 2020, we have repurchased $367.8 million in shares of our common stock under the program since inception and the current remaining authorization under our stock repurchase program is $80.6 million. Under our stock repurchase program, we may repurchase our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. Our repurchases may be made through Rule 10b5-1 and/or Rule10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. We intend to fund repurchases under the program from cash on hand. We have no obligation to repurchase any shares under the stock repurchase program and may suspend or discontinue it at any time.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
None.

ITEM 6.	Exhibits
Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

Exhibit No.	Description	Location

3.1	Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended October 26, 2003

3.2	Bylaws of Semtech Corporation	Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended January 27, 2008

4.1	Description of Common Stock	Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended January 26, 2020

10.1	Transition Agreement dated as of March 3, 2020 by and between the Company and James J. Kim	Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 6, 2020

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 26, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flow and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 26, 2020, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMTECH CORPORATION
Registrant

Date:	May 27, 2020	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer

Date:	May 27, 2020	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Executive Vice President and
Chief Financial Officer