Form 10-Q
period 2020-07-26
SEMTECH CORP
filed 2020-08-26
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 26, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Number of shares of common stock, $0.01 par value per share, outstanding at August 21, 2020: 65,162,169

SEMTECH CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JULY 26, 2020

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
Special Note Regarding Forward-Looking and Cautionary Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as future financial performance, future operational performance, the anticipated impact of specific items on future earnings, and our plans, objectives and expectations. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "estimate," "should," "will," "designed to," "projections," or "business outlook," or other similar expressions constitute forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results and events to differ materially from those projected. Potential factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: the uncertainty surrounding the impact and duration of the COVID-19 pandemic on global economic conditions and on the Company’s business and results of operations; export restrictions and laws affecting the Company’s trade and investments including with respect to Huawei and certain of its affiliates, and tariffs or the occurrence of trade wars; competitive changes in the marketplace including, but not limited to, the pace of growth or adoption rates of applicable products or technologies; downturns in the business cycle; decreased average selling prices of the Company’s products; the Company’s reliance on a limited number of suppliers and subcontractors for components and materials; changes in projected or anticipated end-user markets; the Company’s ability to forecast its effective tax rates due to changing income in higher or lower tax jurisdictions and other factors that contribute to the volatility of the Company’s effective tax rates and impact anticipated tax benefits; and the Company's ability to forecast and achieve anticipated net sales and earnings estimates in light of periodic economic uncertainty, to include impacts arising from Asian, European, and global economic dynamics. Additionally, forward-looking statements should be considered in conjunction with the cautionary statements contained in this Quarterly Report on Form 10-Q, including, without limitation, information under the captions "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" and additional factors that accompany the related forward-looking statements in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the fiscal year ended January 26, 2020 including, without limitation, information under the caption "Risk Factors," in our other filings with the U.S. Securities and Exchange Commission (“SEC”), and in material incorporated herein and therein by reference. In light of the significant risks and uncertainties inherent in the forward-looking information included herein that may cause actual performance and results to differ materially from those predicted, any such forward-looking information should not be regarded as representations or guarantees by the Company of future performance or results, or that its objectives or plans will be achieved, or that any of its operating expectations or financial forecasts will be realized. Reported results should not be considered an indication of future performance. Investors are cautioned not to place undue reliance on any forward-looking information contained herein, which reflect management’s analysis only as of the date hereof. Except as required by law, the Company assumes no obligation to publicly release the results of any update or revision to any forward-looking statement that may be made to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated or future events, or otherwise.
The factors noted above and the risks included in our SEC filings may be increased or intensified as a result of the COVID-19 pandemic. The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted. See the risk factors in "Part II - Item 1A. Risk Factors" in this Quarterly Report on Form 10-Q. In addition to regarding forward-looking statements with caution, you should consider that the preparation of the consolidated financial statements requires us to draw conclusions and make interpretations, judgments, assumptions and estimates with respect to certain factual, legal, and accounting matters. Our financial statements might have been materially impacted if we had reached different conclusions or made different interpretations, judgments, assumptions or estimates.

PART I - FINANCIAL INFORMATION

ITEM 1.Financial Statements

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 26, 2020	July 28, 2019	July 26, 2020	July 28, 2019
Net sales	$143,660	$137,146	$276,362	$268,500
Cost of sales	55,409	52,262	107,350	102,341
Gross profit	88,251	84,884	169,012	166,159
Operating costs and expenses:
Selling, general and administrative	38,255	43,325	72,855	82,297
Product development and engineering	29,220	25,882	56,806	53,036
Intangible amortization	2,020	3,908	4,860	9,051
Changes in the fair value of contingent earn-out obligations	—	—	(33)	(2,161)
Total operating costs and expenses	69,495	73,115	134,488	142,223
Operating income	18,756	11,769	34,524	23,936
Interest expense	(1,252)	(2,597)	(2,811)	(5,064)
Non-operating (expense) income, net	(176)	1,213	247	2,256
Investment impairments and credit loss reserves	(1,485)	—	(5,115)	—
Income before taxes and equity in net (losses) gains of equity method investments	15,843	10,385	26,845	21,128
(Benefit) provision for income taxes	(416)	8,361	943	5,945
Net income before equity in net (losses) gains of equity method investments	16,259	2,024	25,902	15,183
Equity in net (losses) gains of equity method investments	(137)	168	(148)	(243)
Net income	16,122	2,192	25,754	14,940
Net loss attributable to noncontrolling interest	(3)	—	(6)	—
Net income attributable to common stockholders	$16,125	$2,192	$25,760	$14,940
Earnings per share:
Basic	$0.25	$0.03	$0.39	$0.23
Diluted	$0.24	$0.03	$0.39	$0.22
Weighted-average number of shares used in computing earnings per share:
Basic	65,084	66,519	65,337	66,312
Diluted	66,004	67,746	66,099	67,814
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	July 26, 2020	July 28, 2019	July 26, 2020	July 28, 2019
Net income	$16,122	$2,192	$25,754	$14,940
Other comprehensive loss, net:
Unrealized gain (loss) on foreign currency cash flow hedges, net	479	(229)	358	(280)
Reclassifications of realized loss on foreign currency cash flow hedges, net to net income	6	38	6	9
Unrealized loss on interest rate cash flow hedges, net	(317)	—	(1,620)	—
Reclassifications of realized loss on interest rate cash flow hedges, net to net income	94	—	73	—
Unrealized gain on available-for-sale securities	133	—	386	—
Reclassification of realized gain on available-for-sale securities, net to net income	(757)	—	(757)	—
Change in defined benefit plans, net	193	69	379	137
Other comprehensive loss, net	(169)	(122)	(1,175)	(134)
Comprehensive income	15,953	2,070	$24,579	$14,806
Comprehensive loss attributable to noncontrolling interest	(3)	—	(6)	—
Comprehensive income attributable to common stockholders	$15,956	$2,070	$24,585	$14,806
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	July 26, 2020	January 26, 2020
Assets
Current assets:
Cash and cash equivalents	$281,456	$293,324
Accounts receivable, less allowances of $529 and $633, respectively	51,672	61,927
Inventories	77,548	73,010
Prepaid taxes	20,990	10,718
Other current assets	22,205	21,757
Total current assets	453,871	460,736
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $225,807 and $214,787, respectively	125,542	124,418
Deferred tax assets	26,929	20,094
Goodwill	351,141	351,141
Other intangible assets, net	15,152	20,012
Other assets	81,396	76,032
TOTAL ASSETS	$1,054,031	$1,052,433
Liabilities and Equity
Current liabilities:
Accounts payable	$39,319	$48,009
Accrued liabilities	62,753	50,632
Total current liabilities	102,072	98,641
Non-current liabilities:
Deferred tax liabilities	3,735	3,600
Long term debt	186,955	194,743
Other long-term liabilities	83,536	78,249

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 65,019,501 outstanding and 78,136,144 issued and 65,758,115 outstanding, respectively	785	785
Treasury stock, at cost, 13,116,643 shares and 12,378,029 shares, respectively	(424,095)	(387,851)
Additional paid-in capital	471,091	458,579
Retained earnings	637,053	611,607
Accumulated other comprehensive loss	(7,341)	(6,166)
Total stockholders’ equity	677,493	676,954
Noncontrolling interest	240	246
Total equity	677,733	677,200
TOTAL LIABILITIES AND EQUITY	$1,054,031	$1,052,433
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended July 26, 2020
	Common Stock					Accumulated Other Comprehensive Loss
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Earnings		Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at April 26, 2020	65,132,030	$785	$(414,028)	$460,961	$620,928	$(7,172)	$661,474	$243	$661,717
Net income	—	—	—	—	16,125	—	16,125	(3)	16,122
Other comprehensive loss	—	—	—	—	—	(169)	(169)	—	(169)
Share-based compensation	—	—	—	11,343	—	—	11,343	—	11,343
Repurchase of common stock	(232,871)	—	(12,387)	—	—	—	(12,387)	—	(12,387)
Treasury stock reissued	120,342	—	2,320	(1,213)	—	—	1,107	—	1,107
Balance at July 26, 2020	65,019,501	$785	$(424,095)	$471,091	$637,053	$(7,341)	$677,493	$240	$677,733

	Six Months Ended July 26, 2020
	Common Stock
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at January 26, 2020	65,758,115	$785	$(387,851)	$458,579	$611,607	$(6,166)	$676,954	$246	$677,200
Cumulative-effect adjustment to beginning balance from adoption of ASU 2016-13	—	—	—	—	(314)	—	(314)	—	(314)
Net income	—	—	—	—	25,760	—	25,760	(6)	25,754
Other comprehensive loss	—	—	—	—	—	(1,175)	(1,175)	—	(1,175)
Share-based compensation	—	—	—	22,424	—	—	22,424	—	22,424
Repurchase of common stock	(1,087,913)	—	(42,387)	—	—	—	(42,387)	—	(42,387)
Treasury stock reissued	349,299	—	6,143	(9,912)	—	—	(3,769)	—	(3,769)
Balance at July 26, 2020	65,019,501	$785	$(424,095)	$471,091	$637,053	$(7,341)	$677,493	$240	$677,733
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands, except share data)
(unaudited)

	Three Months Ended July 28, 2019
	Common Stock					Accumulated Other Comprehensive Loss
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Earnings		Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at April 28, 2019	66,644,921	$785	$(327,442)	$433,021	$592,484	$(3,619)	$695,229	$—	$695,229
Net income	—	—	—	—	2,192	—	2,192	—	2,192
Other comprehensive loss	—	—	—	—	—	(122)	(122)	—	(122)
Share-based compensation	—	—	—	12,305	—	—	12,305	—	12,305
Repurchase of common stock	(446,270)	—	(20,000)	—	—	—	(20,000)	—	(20,000)
Treasury stock reissued	116,282	—	1,633	(1,088)	—	—	545	—	545
Balance at July 28, 2019	66,314,933	$785	$(345,809)	$444,238	$594,676	$(3,741)	$690,149	$—	$690,149

	Six Months Ended July 28, 2019
	Common Stock					Accumulated Other Comprehensive Loss
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Earnings		Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at January 27, 2019	65,238,255	$785	$(346,218)	$451,884	$579,736	$(3,607)	$682,580	$—	$682,580
Net income	—	—	—	—	14,940	—	14,940	—	14,940
Other comprehensive loss	—	—	—	—	—	(134)	(134)	—	(134)
Share-based compensation	—	—	—	23,319	—	—	23,319	—	23,319
Repurchase of common stock	(448,481)	—	(20,110)	—	—	—	(20,110)	—	(20,110)
Treasury stock reissued	1,525,159	—	20,519	(30,965)	—	—	(10,446)	—	(10,446)
Balance at July 28, 2019	66,314,933	$785	$(345,809)	$444,238	$594,676	$(3,741)	$690,149	$—	$690,149
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	July 26, 2020	July 28, 2019
Cash flows from operating activities:
Net income	$25,754	$14,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,281	20,543
Investment impairments and credit loss reserves	5,115	—
Accretion of deferred financing costs and debt discount	242	247
Deferred income taxes	(6,209)	2,544
Share-based compensation	22,565	24,403
(Gain) loss on disposition of assets	(20)	426
Changes in the fair value of contingent earn-out obligations	(33)	(2,161)
Equity in net losses of equity method investments	148	243
Corporate owned life insurance, net	2,030	756
Changes in assets and liabilities:
Accounts receivable, net	10,255	20,580
Inventories	(4,538)	(11,381)
Other assets	(3,798)	(6,950)
Accounts payable	(5,820)	(2,256)
Accrued liabilities	543	(18,041)
Income taxes payable	—	(2,105)
Other liabilities	784	(1,695)
Net cash provided by operating activities	63,299	40,093
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	20	143
Purchase of property, plant and equipment	(14,640)	(16,893)
Purchase of investments	(6,688)	(7,692)
Proceeds from sale of investments	327	—
Net cash used in investing activities	(20,981)	(24,442)
Cash flows from financing activities:
Payments of term loans	—	(9,375)
Payments of revolving line of credit	(8,000)	—
Deferred financing costs	(30)	—
Payment for employee share-based compensation payroll taxes	(6,750)	(13,401)
Proceeds from exercise of stock options	2,981	2,954
Repurchase of common stock	(42,387)	(20,110)
Net cash used in financing activities	(54,186)	(39,932)
Net decrease in cash and cash equivalents	(11,868)	(24,281)
Cash and cash equivalents at beginning of period	293,324	312,120
Cash and cash equivalents at end of period	$281,456	$287,839
Supplemental disclosure of cash flow information:
Interest paid	$2,664	$4,348
Income taxes paid	$4,632	$7,580
Non-cash investing and financing activities:
Accounts payable related to capital expenditures	$1,377	$2,024
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
Fiscal Year
The Company reports results on the basis of 52 and 53-week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in the fourth quarter of 53-week years. The second quarters of fiscal years 2021 and 2020 each consisted of 13 weeks.
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
Correction of Immaterial Errors
During the fourth quarter of fiscal year 2020, management identified certain immaterial errors related to share-based compensation expense of market-condition awards granted during fiscal years 2018, 2019 and 2020. The errors resulted from adjustments to the grant date fair value of the market-condition awards that were incorrectly accounted for as performance-based awards. The Company has corrected its consolidated financial statements for these errors for the impacted prior periods presented in this Quarterly Report on Form 10-Q. Refer to Note 16 for a discussion of the Company's assessment of the errors and impact on its consolidated financial statements.
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
Accounting Guidance Issued, but not yet Adopted as of July 26, 2020
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which modifies Accounting Standards Codification ("ASC") 740 to simplify the accounting for income taxes. This guidance impacts the accounting for hybrid tax regimes, the tax basis step-up in goodwill obtained in a transaction that is not a business combination, separate financial statements of legal entities not subject to tax, the intraperiod tax allocation exception to the incremental approach, ownership changes in investments from a subsidiary to an equity method investment and vice versa, interim period accounting for enacted changes in tax law and the year-to-date loss limitation in interim period tax accounting. This guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within this those fiscal years, with early adoption permitted. The Company will adopt this guidance in the first quarter of fiscal year 2022 and is still evaluating the impact on its consolidated financial statements.

Note 2: Earnings per Share
The computation of basic and diluted earnings per common share was as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	July 26, 2020	July 28, 2019	July 26, 2020	July 28, 2019
Net income attributable to common stockholders	$16,125	$2,192	$25,760	$14,940

Weighted-average common shares outstanding–basic	65,084	66,519	65,337	66,312
Dilutive effect of share-based compensation	920	1,227	762	1,502
Weighted-average common shares outstanding–diluted	$66,004	67,746	66,099	67,814

Basic earnings per common share	$0.25	$0.03	$0.39	$0.23
Diluted earnings per common share	$0.24	$0.03	$0.39	$0.22

Anti-dilutive shares not included in the above calculations	201	525	306	443
Diluted earnings per common share incorporates the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of non-qualified stock options and the vesting of restricted stock units and market-condition restricted stock unit awards if certain conditions have been met, but excludes such incremental shares that would have an anti-dilutive effect.

Note 3: Share-Based Compensation
Financial Statement Effects and Presentation
Pre-tax share-based compensation was included in the Statements of Income as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 26, 2020	July 28, 2019	July 26, 2020	July 28, 2019
Cost of sales	$550	$402	$1,080	$829
Selling, general and administrative	9,501	9,532	15,460	18,471
Product development and engineering	3,135	2,491	6,025	5,103
Total share-based compensation	$13,186	$12,425	$22,565	$24,403
Total Stockholder Return ("TSR") Market-Condition Restricted Stock Units
The Company grants TSR market-condition restricted stock units (the "TSR Awards") to certain executives of the Company. The TSR Awards have a pre-defined market-condition, which determines the number of shares that ultimately vest, as well as a service condition. The TSR Awards are valued as of the measurement date using a Monte Carlo simulation which takes into consideration the possible outcomes pertaining to the TSR market condition and expense is recognized on a straight line basis over the vesting periods and is adjusted for any actual forfeitures.
In the six months ended July 26, 2020, the Company granted 137,224 TSR Awards, which are accounted for as equity awards. The market condition is determined based upon the Company’s TSR benchmarked against the TSR of the S&P SPDR Semiconductor ETF (NYSE:XSD) over a one, two and three year period (one-third of the awards vesting each performance period). Generally, the fiscal year 2021 award recipients must be employed for the entire performance period and be an active employee at the time of vesting of the awards. The grant-date fair value per unit of the awards granted in the six months ended July 26, 2020 for each one, two and three year performance periods was $29.04, $32.94 and $35.99, respectively.
During the fourth quarter of fiscal year 2020, management identified certain immaterial errors related to share-based compensation expense of market-condition awards granted during fiscal years 2018, 2019 and 2020. The impact of the errors was not material and the Company has corrected the consolidated financial statements and all other financial information presented in this Quarterly Report on Form 10-Q. Refer to Note 16 for a discussion of the Company's assessment of the errors and impact on its consolidated financial statements.
Restricted Stock Units, Employees
The Company grants restricted stock units to certain employees, which are expected to be settled with shares of the Company's common stock. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date, based on the fair value of the Company's common stock at the grant date, and recognized as share-based compensation expense over the requisite vesting period (typically 4 years). In the six months ended July 26, 2020, the Company granted 255,370 restricted stock units to employees.
Restricted Stock Units, Non-Employee Directors
The Company maintains a compensation program pursuant to which restricted stock units are granted to the Company’s directors that are not employed by the Company or any of its subsidiaries. Under the Company's director compensation program, a portion of the restricted stock units granted under the program will be settled in cash and a portion will be settled in shares of the Company's common stock. Restricted stock units awarded under the program are scheduled to vest on the earlier of (i) one year after the grant date or (ii) the day immediately preceding the annual meeting of stockholders in the year following the grant. The portion of a restricted stock unit award under the program that is to be settled in cash will, subject to vesting, be settled when the director who received the award separates from the board of directors. The portion of a restricted stock unit award under the program that is to be settled in shares of the Company's common stock will, subject to vesting, be settled promptly following vesting. In the six months ended July 26, 2020, the Company granted 12,536 restricted stock units that settle in cash and 10,968 restricted stock units that settle in shares.

Note 4: Available-for-sale securities
The following table summarizes the values of the Company’s available-for-sale securities:

	July 26, 2020			January 26, 2020
(in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gain/(Loss)	Fair Value	Amortized Cost	Gross Unrealized Gain/(Loss)
Convertible debt	$10,638	$11,042	$(404)	$10,700	$8,715	$1,985
Total available-for-sale securities	$10,638	$11,042	$(404)	$10,700	$8,715	$1,985
The following table summarizes the maturities of the Company’s available-for-sale securities:

	July 26, 2020		January 26, 2020
(in thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Within 1 year	$9,418	$9,276	$10,200	$8,215
After 1 year through 5 years	1,220	1,766	500	500
Total available-for-sale securities	$10,638	$11,042	$10,700	$8,715
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
Level 3—Unobservable inputs based on the Company’s own assumptions, requiring significant management judgment or estimation.
Instruments Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured and recorded at fair value on a recurring basis were presented in the Balance Sheets as follows:

	Fair Value as of July 26, 2020				Fair Value as of January 26, 2020
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Convertible debt	$10,638	$—	$—	$10,638	$10,700	$—	$—	$10,700
Foreign currency forward contracts	473	—	473	—	—	—	—	—
Total financial assets	$11,111	$—	$473	$10,638	$10,700	$—	$—	$10,700

Financial liabilities:
Cycleo Earn-out	$1,958	$—	$—	$1,958	$2,108	$—	$—	$2,108
Interest rate swap agreement	1,971	—	1,971	—	—	—	—	—
Total financial liabilities	$3,929	$—	$1,971	$1,958	$2,108	$—	$—	$2,108
During the six months ended July 26, 2020, the Company had no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3. As of July 26, 2020 and January 26, 2020, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
The convertible debt investments are valued utilizing a combination of estimates that are based on the estimated discounted cash flows associated with the debt and the fair value of the equity into which the debt may be converted, all of which are Level 3 inputs.
The following table presents a reconciliation of the changes in the convertible debt investments in the six months ended July 26, 2020:

(in thousands)
Balance at January 26, 2020	$10,700
Additions	1,850
Increase in credit loss reserve	(2,389)
Interest accrued	477
Balance at July 26, 2020	$10,638
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
The following table presents a reconciliation of the changes in the earn-out liability in the six months ended July 26, 2020:

(in thousands)
Balance at January 26, 2020	$2,108
Changes in the fair value of contingent earn-out obligations	(33)
Changes in the fair value of non-contingent earn-out obligations	(117)
Balance at July 26, 2020	$1,958
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
Investment Impairments and Credit Loss Reserves
Upon the adoption of ASU 2016-13, the Company recorded expected credit loss reserves of $0.4 million related to its held-to-maturity debt securities. During the three and six months ended July 26, 2020, the Company increased its expected credit loss reserves by zero and $2.4 million, respectively, for its held-to-maturity debt securities and available-for-sale debt securities. These increases were, in-part, due to the impact of the COVID-19 pandemic on early-stage development companies. The total credit loss reserve for the Company's available-for-sale debt securities and held-to-maturity debt securities was $2.9 million as of July 26, 2020. In addition, during the three and six months ended July 26, 2020, the Company recorded $1.7 million and $2.9 million, respectively, of impairments on its non-marketable equity securities as the Company determined that these investments were other than temporarily impaired. During the three and six months ended July 28, 2019, there were no impairments on the Company's non-marketable equity securities, held-to-maturity debt investments, or available-for-sale debt securities.

Note 6: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

(in thousands)	July 26, 2020	January 26, 2020
Raw materials	$2,957	$2,223
Work in progress	50,714	50,640
Finished goods	23,877	20,147
Inventories	$77,548	$73,010

Note 7: Goodwill and Intangible Assets
Goodwill
The carrying amounts of goodwill by applicable reporting unit were as follows:

(in thousands)	Signal Integrity	Wireless and Sensing	Protection	Total
Balance at January 26, 2020	$274,085	$72,128	$4,928	$351,141
Balance at July 26, 2020	$274,085	$72,128	$4,928	$351,141
Goodwill is not amortized, but is tested for impairment at the reporting unit level using either a qualitative or quantitative assessment on an annual basis during the fourth quarter of each fiscal year, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. As of July 26, 2020, there was no indication of impairment of the Company's goodwill balances.
Purchased Intangibles
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions, which are amortized over their estimated useful lives:

		July 26, 2020			January 26, 2020
(in thousands, except estimated useful life)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technologies	3-8 years	$43,300	$(28,148)	$15,152	$82,857	$(63,434)	$19,423
Customer relationships		—	—	—	6,000	(5,411)	589
Total finite-lived intangible assets		$43,300	$(28,148)	$15,152	$88,857	$(68,845)	$20,012
 Amortization expense of finite-lived intangible assets recorded in the Statements of Income for each period was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 26, 2020	July 28, 2019	July 26, 2020	July 28, 2019
Core technologies	$1,798	$3,475	$4,271	$7,634
Customer relationships	222	433	589	1,417
Total amortization expense	$2,020	$3,908	$4,860	$9,051
Future amortization expense of finite-lived intangible assets is expected as follows:

(in thousands)
Fiscal Year Ending:
Fiscal year 2021 (remaining six months)	$3,406
Fiscal year 2022	4,942
Fiscal year 2023	4,002
Fiscal year 2024	1,676
Fiscal year 2025	287
Thereafter	839
Total expected amortization expense	$15,152

Note 8: Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	Balance as of
(in thousands, except percentages)	July 26, 2020	January 26, 2020
Revolving loans	$189,000	$197,000
Debt issuance costs	(2,045)	(2,257)
Total long-term debt, net of debt issuance costs	$186,955	$194,743
Effective interest rate (1)	1.87%	2.95%
(1) As of July 26, 2020, the effective interest rate is a weighted-average rate that represents interest on the first $150.0 million of the debt outstanding at a fixed LIBOR rate of 0.7275% plus a margin of 1.25% (total fixed rate of 1.9775%), and the remainder of the debt outstanding at a variable rate based on the one-month LIBOR rate, which was 0.19% as of July 26, 2020, plus a margin of 1.25% (total variable rate of 1.44%). As of January 26, 2020, the interest rate was a variable rate based on the one-month LIBOR rate, which was 1.7% as of January 26, 2020, plus a margin of 1.25% (total variable rate of 2.95%).
On November 7, 2019, the Company, with certain of its domestic subsidiaries as guarantors, entered into an amended and restated credit agreement with the lenders party thereto and HSBC Bank USA, National Association, as administrative agent, swing line lender and letter of credit issuer in order to provide a more flexible borrowing structure by expanding the borrowing capacity of the revolving loans under the senior secured first lien credit facility (the "Credit Facility") to $600.0 million, eliminating the term loans under the prior facility and extending the maturity to November 7, 2024. As of July 26, 2020, the Company had $189.0 million outstanding under its Credit Facility, which had $411.0 million of undrawn borrowing capacity, and the Company was in compliance with the financial covenants required under the Credit Facility.
Interest expense was comprised of the following components for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands)	July 26, 2020	July 28, 2019	July 26, 2020	July 28, 2019
Contractual interest	$1,131	$2,475	$2,569	$4,817
Amortization of debt discount and issuance costs	121	122	242	247
Total interest expense	$1,252	$2,597	$2,811	$5,064
As of July 26, 2020, there were no amounts outstanding under the letters of credit, swing line loans and alternative currency sub-facilities.

Note 9: Income Taxes
The Company’s effective tax rate differs from the statutory federal income tax rate of 21% primarily due to the regional mix of income, return-to-provision adjustments, withholding taxes on certain foreign earnings and research and development tax credits.
The Company uses a two-step approach to recognize and measure uncertain tax positions ("UTP"). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained in audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (before the federal impact of state items) is as follows:

(in thousands)
Balance at January 26, 2020	$25,466
Additions/(decreases) based on tax positions related to the current fiscal year	2,471
Additions/(decreases) based on tax positions related to the prior fiscal years	(943)
Balance at July 26, 2020	$26,994
Included in the balance of gross unrecognized tax benefits at July 26, 2020 and January 26, 2020 are $9.5 million and $8.6 million, respectively, of net tax benefits (after the federal impact of state items), that, if recognized, would impact the effective tax rate, prior to consideration of any required valuation allowance.
The liability for UTP is reflected in the Balance Sheets as follows:

(in thousands)	July 26, 2020	January 26, 2020
Deferred tax assets - non-current	$16,113	$15,575
Other long-term liabilities	9,539	8,555
Total accrued taxes	$25,652	$24,130
The Company’s policy is to include net interest and penalties related to unrecognized tax benefits in the "(Benefit) provision for income taxes" in the Statements of Income.
Tax years prior to 2013 (the Company’s fiscal year 2014) are generally not subject to examination by the U.S. Internal Revenue Service except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. For state returns, the Company is generally not subject to income tax examinations for calendar years prior to 2012 (the Company’s fiscal year 2013). The Company has a significant tax presence in Switzerland for which Swiss tax filings have been examined through fiscal year 2019. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates. The Company believes that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with the Company's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.
The Company’s regional income (loss) from continuing operations before taxes and equity in net gains (losses) of equity method investments was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 26, 2020	July 28, 2019	July 26, 2020	July 28, 2019
Domestic	$(10,125)	$(9,902)	$(17,012)	$(19,062)
Foreign	25,968	20,287	43,857	40,190
Total	$15,843	$10,385	$26,845	$21,128

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
The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 26, 2020	July 28, 2019	July 26, 2020	July 28, 2019
Operating lease cost	$1,178	$1,214	$2,355	$2,428
Short-term lease cost	—	83	—	161
Sublease income	(34)	(32)	(67)	(65)
Total lease cost	$1,144	$1,265	$2,288	$2,524
Supplemental cash flow information related to leases was as follows:

	Six Months Ended
(in thousands, except percentage)	July 26, 2020	July 28, 2019
Cash paid for amounts included in the measurement of lease liabilities	$2,283	$2,560
Right-of-use assets obtained in exchange for new operating lease liabilities	$8,298	$25

Weighted-average remaining lease term–operating leases	5.93 years
Weighted-average discount rate–operating leases	6.8%
Supplemental balance sheet information related to leases was as follows:

	Balance as of
(in thousands)	July 26, 2020	January 26, 2020
Operating lease right-of-use assets in "Other assets"	$17,206	$10,958

Operating lease liabilities in "Accrued liabilities"	$3,870	$3,273
Operating lease liabilities in "Other long-term liabilities"	14,020	8,185
Total operating lease liabilities	$17,890	$11,458
Maturities of lease liabilities as of July 26, 2020 are as follows:

(in thousands)
Fiscal Year Ending:
2021 (remaining six months)	$2,489
2022	4,405
2023	3,068
2024	2,806
2025	2,684
Thereafter	6,563
Total lease payments	22,015
Less: imputed interest	(4,125)
Total	$17,890

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
Settlement
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
The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based on the latest determinations by the RWQCB and the most recent actions taken pursuant to the remedial action plan, the Company estimates the range of probable loss between $6.4 million and $8.0 million. To date, the Company has made $5.1 million in payments towards the remedial action plan and, as of July 26, 2020, has a remaining accrual of $1.3 million related to this matter. Given the uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss. Therefore, the Company has recorded the minimum amount of probable loss. These estimates could change as a result of changes in planned remedial actions, further actions from the regulatory agency, remediation technology, and other factors.
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
The Company's liability for the deferred compensation plan is presented below:

(in thousands)	July 26, 2020	January 26, 2020
Accrued liabilities	$5,054	$1,365
Other long-term liabilities	32,819	35,243
Total deferred compensation liabilities under this plan	$37,873	$36,608
The Company has purchased whole life insurance on the lives of certain current deferred compensation plan participants. This Company-owned life insurance is held in a grantor trust and is intended to cover a majority of the Company's costs of the deferred compensation plan. The cash surrender value of the Company-owned life insurance was $24.1 million and $24.3 million as of July 26, 2020 and January 26, 2020, respectively, and is included in "Other assets" in the Balance Sheets.
Earn-out Liability
Pursuant to the terms of an amended earn-out arrangement ("Cycleo Earn-out") with the former shareholders of Cycleo SAS ("Cycleo Earn-out Beneficiaries"), which the Company acquired in March 2012, the Company must make payments based on the achievement of a combination of certain sales and operating income milestones over the period of April 27, 2015 to April 26, 2020. The Cycleo Earn-out liability as of July 26, 2020 represents management's best estimate of the final payment. For certain of the Cycleo Earn-out Beneficiaries, payment of the earn-out liability is contingent upon continued employment and is accounted for as post-acquisition compensation expense over the service period. The portion of the earn-out liability that is not dependent on continued employment is not considered as compensation expense.
A summary of the earn-out liability, which was included in "Accrued liabilities" in the Balance Sheets, follows:

(in thousands)	July 26, 2020	January 26, 2020
Compensation expense	$1,713	$1,830
Not conditional upon continued employment	245	278
Total liability	$1,958	$2,108

Amount expected to be settled within twelve months	$1,958
Restructuring
From time to time, the Company takes steps to realign the business to focus on high-growth areas, provide customer value and make the Company more efficient. As a result, the Company has re-aligned resources and infrastructure predominantly related to its wireless charging business, which resulted in restructuring expense of $2.0 million and $2.1 million in the three and six months ended July 28, 2019, respectively, which were included in SG&A expenses in the Statements of Income. The Company did not have any restructuring expense during the three and six months ended July 26, 2020.

Note 12: Concentration of Risk
The following significant customers accounted for at least 10% of net sales in one or more of the periods indicated:

	Three Months Ended		Six Months Ended
(percentage of net sales)	July 26, 2020	July 28, 2019	July 26, 2020	July 28, 2019
Trend-tek Technology Ltd. (and affiliates)	21%	14%	18%	13%
Frontek Technology Corporation (and affiliates)	15%	10%	13%	10%
CEAC International Limited	12%	8%	12%	6%
Arrow Electronics (and affiliates)	10%	9%	9%	9%
Premier Technical Sales Korea, Inc. (and affiliates) (1)	2%	8%	5%	7%
Samsung Electronics (and affiliates) (1)	2%	3%	2%	6%
Huawei Technologies Co. Ltd. (and affiliates)	4%	5%	5%	10%
(1) Premier is a distributor with a concentration of sales to Samsung. The above percentages represent the Company's estimate of the sales activity related to Samsung that is passing through this distributor.
The following table shows the customers that had an outstanding receivable balance that represented at least 10% of total net receivables as of one or more of the dates indicated:

	Balance as of
(percentage of net receivables)	July 26, 2020	January 26, 2020
CEAC International Limited	14%	11%
Trend-tek Technology Ltd. (and affiliates)	13%	13%
Frontek Technology Corporation (and affiliates)	13%	11%
Outside Subcontractors and Suppliers
The Company relies on a limited number of third-party subcontractors and suppliers for the production of silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, including due to the COVID-19 pandemic or natural disasters such as an earthquake or other causes, could delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. Several of the Company’s third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Israel and South Korea. A significant amount of the Company’s assembly and test operations are conducted by third-party contractors in China, Malaysia, Taiwan, Thailand, South Korea and the Philippines. During the three months ended July 26, 2020 and July 28, 2019, approximately 18% and 23%, respectively, of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in China, and approximately 10% and 14%, respectively, of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in Israel. During the six months ended July 26, 2020 and July 28, 2019, approximately 20% and 20%, respectively, of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in China, and approximately 9% and 13%, respectively, of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in Israel. These percentages could be higher in future periods.

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
Net sales by segment were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 26, 2020	July 28, 2019	July 26, 2020	July 28, 2019
Semiconductor Products Group	$143,660	$137,146	$276,362	$268,500
Total	$143,660	$137,146	$276,362	$268,500
The following table presents a reconciliation of operating income by segment to consolidated income before taxes. Historical amounts have been adjusted to conform to the current presentation:

	Three Months Ended		Six Months Ended
(in thousands)	July 26, 2020	July 28, 2019	July 26, 2020	July 28, 2019
Semiconductor Products Group	$34,818	$31,505	$62,916	$60,133
Operating income by segment	34,818	31,505	62,916	60,133
Items to reconcile segment operating income to consolidated income before taxes:
Share-based compensation	13,186	12,425	22,565	24,403
Intangible amortization	2,020	3,908	4,860	9,051
Investment impairments and credit loss reserves	1,485	—	5,115	—
Changes in the fair value of contingent earn-out obligations	—	—	(33)	(2,161)
Restructuring and other reserves	502	2,571	502	2,711
Litigation cost, net of recoveries	105	799	251	725
Transaction and integration related	249	33	247	1,468
Interest expense	1,252	2,597	2,811	5,064
Non-operating expense (income), net	176	(1,213)	(247)	(2,256)
Income before taxes and equity in net (losses) gains of equity method investments	$15,843	$10,385	$26,845	$21,128
Information by Product Line
The Company operates exclusively in the semiconductor industry and primarily within the analog and mixed-signal sector.
The table below provides net sales activity by product line on a comparative basis:

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	July 26, 2020		July 28, 2019		July 26, 2020		July 28, 2019
Signal Integrity	$71,645	50%	$55,094	40%	$131,574	48%	$105,350	39%
Wireless and Sensing	38,830	27%	41,696	30%	71,788	26%	83,903	31%
Protection	33,185	23%	40,356	30%	73,000	26%	79,247	30%
Total net sales	$143,660	100%	$137,146	100%	$276,362	100%	$268,500	100%

Information by Sales Channel

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	July 26, 2020		July 28, 2019		July 26, 2020		July 28, 2019
Distributor	$116,545	81%	$99,138	72%	$220,493	80%	$180,280	67%
Direct	27,115	19%	38,008	28%	55,869	20%	88,220	33%
Total net sales	$143,660	100%	$137,146	100%	$276,362	100%	$268,500	100%
Generally, the Company does not have long-term contracts with its distributors and most can terminate their agreement with little or no notice. For the second quarter of fiscal year 2021, the Company's largest distributors were based in Asia.
Geographic Information
Net sales activity by geographic region was as follows:

	Three Months Ended		Six Months Ended
(percentage of total net sales)	July 26, 2020	July 28, 2019	July 26, 2020	July 28, 2019
Asia-Pacific	80%	74%	80%	76%
North America	12%	16%	12%	14%
Europe	8%	10%	8%	10%
	100%	100%	100%	100%
The Company attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total net sales for at least one of the periods presented:

	Three Months Ended		Six Months Ended
(percentage of total net sales)	July 26, 2020	July 28, 2019	July 26, 2020	July 28, 2019
China (including Hong Kong)	63%	52%	60%	52%
United States	9%	9%	9%	10%
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

Note 14: Stock Repurchase Program
The Company maintains a stock repurchase program that was initially approved by its Board of Directors in March 2008. The stock repurchase program does not have an expiration date and the Company’s Board of Directors has authorized expansion of the program over the years. The following table summarizes activity under the program for the presented periods:

	Three Months Ended				Six Months Ended
	July 26, 2020		July 28, 2019		July 26, 2020		July 28, 2019
(in thousands, except number of shares)	Shares	Amount Paid	Shares	Amount Paid	Shares	Price Paid	Shares	Price Paid
Shares repurchased under the stock repurchase program	232,871	$12,387	446,270	$20,000	1,087,913	$42,387	448,481	$20,110

On May 24, 2018, the Company's Board of Directors authorized the expansion of the stock repurchase program by $250.0 million. As of July 26, 2020, the Company had repurchased $380.2 million in shares of its common stock under the program since inception and the remaining authorization under the program was $68.2 million. Under the program, the Company may repurchase its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. The Company’s repurchases may be made through Rule 10b5-1 and/or Rule 10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. The Company intends to fund repurchases under the program from cash on hand. The Company has no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.

Note 15: Derivatives and Hedging Activities
The Company is exposed to certain risk arising from both its business operations and economic conditions and principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company, on a routine basis and in the normal course of business, experiences expenses denominated in Swiss Franc ("CHF"), Canadian Dollar ("CAD") and Great British Pound ("GBP"). Such expenses expose the Company to exchange rate fluctuations between these foreign currencies and the U.S. Dollar ("USD"). The Company occasionally uses derivative financial instruments, in the form of forward contracts, to mitigate a portion of the risk associated with adverse movements in these foreign currency exchange rates during a twelve-month window. Currency forward contracts involve fixing the exchange rate for delivery of a specified amount of foreign currency on a specified date.
The Company’s accounting treatment for these instruments is based on whether or not the instruments are designated as a hedging instrument. The Company is currently applying hedge accounting to all foreign currency derivatives and has designated these hedges as cash flow hedges.
The Company's foreign exchange contracts had the following outstanding balances:

	Balance as of
(in thousands, except number of instruments data)	July 26, 2020				January 26, 2020
Foreign Exchange Contracts	Number of Instruments	Sell Notional Value	Buy Notional Value		Number of Instruments	Sell Notional Value	Buy Notional Value
Sell USD/Buy CAD Forward Contract	6	$8,571	C$	12,000	—	$—	C$	—
Sell USD/Buy GBP Forward Contract	6	$4,508		£3,600	—	$—		£—
Total	12				—
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
In the first quarter of fiscal year 2021, the Company entered into an interest rate swap agreement with a three-year term to hedge the variability of interest payments on the first $150.0 million of debt outstanding under the Company's Credit Facility. Interest payments on $150.0 million of the Company's debt are now fixed at a rate of 1.9775%, based on the Company's current leverage ratio. The interest rate swap agreement has been designated as a cash flow hedge and unrealized gains or losses, net of income tax, are recorded as a component of AOCI in the Balance Sheets. As the various settlements are made on a monthly basis, the realized gain or loss on the settlements are recorded in "Interest expense" in the Statements of Income. The realized loss on the interest rate swap agreement was not material for the three and six months ended July 26, 2020.
The fair values of the Company's derivative assets and liabilities that qualify as cash flow hedges in the Balance Sheets were as follows:

	Balance as of
(in thousands)	July 26, 2020	January 26, 2020
Foreign currency forward contracts	$473	$—
Total other current assets	$473	$—

Interest rate swap agreement	$795	$—
Total accrued liabilities	$795	$—

Interest rate swap agreement	$1,176	$—
Total other long-term liabilities	$1,176	$—

Note 16: Correction of Immaterial Errors in Prior Period Financial Statements
During the fourth quarter of fiscal year 2020, management identified certain immaterial errors related to share-based compensation expense of market-condition awards granted during fiscal years 2018, 2019 and 2020. At the inception of these grants, the Company appropriately determined that the awards contained a market condition and that the effect of the market condition should be reflected in the grant date fair value of the awards, with the resulting compensation expense fixed at inception and recognized ratably over the requisite service period, regardless of when, if ever, the market condition is satisfied. The actual awards, however, were incorrectly accounted for as performance-based awards, whereby the number of shares expected to vest and corresponding compensation expense was adjusted on a quarterly basis. The Company assessed the materiality of the errors from a qualitative and quantitative perspective, and concluded that the impact of the errors is not material. Therefore, the correction of the errors did not require the amendment of the Company's previously filed Annual Reports on Form 10-K or its Quarterly Reports on Form 10-Q for the impacted periods. The Company has corrected its consolidated financial statements for these errors for the impacted prior periods presented in this Quarterly Report on Form 10-Q.
The impact of the corrections on the Company's Statements of Income and Statements of Comprehensive Income for the three and six months ended July 28, 2019, are presented in the table below:

	Three Months Ended		Six Months Ended
	July 28, 2019		July 28, 2019
(in thousands, except per share data)	As Reported	As Corrected	As Reported	As Corrected
Selling, general and administrative	$39,875	$43,325	$78,252	$82,297
Product development and engineering	$25,553	$25,882	$52,652	$53,036
Total operating costs and expenses	$69,336	$73,115	$137,794	$142,223
Operating income	$15,548	$11,769	$28,365	$23,936
Income before taxes and equity in net gains (losses) of equity method investments	$14,164	$10,385	$25,557	$21,128
Provision for income taxes	$8,966	$8,361	$6,654	$5,945
Net income before equity in net gains (losses) of equity method investments	$5,198	$2,024	$18,903	$15,183
Net income	$5,366	$2,192	$18,660	$14,940
Earnings per share:
Basic	$0.08	$0.03	$0.28	$0.23
Diluted	$0.08	$0.03	$0.28	$0.22

Comprehensive income	$5,244	$2,070	$18,526	$14,806
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
Wireless and Sensing. We design, develop and market a portfolio of specialized radio frequency products used in a wide variety of industrial, medical and communications applications, and specialized sensing products used in industrial and consumer applications. Our wireless products, which include our LoRa® devices and wireless radio frequency technology ("LoRa Technology"), feature industry leading and longest range industrial, scientific and medical radio, enabling a lower total cost of ownership and increased reliability in all environments. This makes these products particularly suitable for machine to machine and Internet-of-Things ("IoT") applications. Our unique sensing technology enables proximity sensing and advanced user interface solutions for our mobile and consumer products. Our wireless and sensing products can be found in a broad range of applications in the industrial, medical, and consumer markets. We also design, develop, and market power product devices that control, alter, regulate, and condition the power within electronic systems focused on the LoRa and IoT infrastructure segment. The highest volume product types within this category are switching voltage regulators, combination switching and linear regulators, smart regulators, isolated switches, and wireless charging.
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
Our net sales by product line were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 26, 2020	July 28, 2019	July 26, 2020	July 28, 2019
Signal Integrity	$71,645	$55,094	$131,574	$105,350
Wireless and Sensing	38,830	41,696	71,788	83,903
Protection	33,185	40,356	73,000	79,247
Total	$143,660	$137,146	$276,362	$268,500
We design, develop and market a wide range of products for commercial applications, the majority of which are sold into the infrastructure, high-end consumer and industrial end markets. During the first quarter of fiscal year 2021, we reviewed the process for mapping our net sales to our end markets. This process can be challenging for the semiconductor industry due to the large number of products that can be used across multiple customer platforms and in different end markets. As a result, effective as of the beginning of the first quarter of fiscal year 2021, we combined our Enterprise Computing and Communications end markets, which were historically presented separately, into our Infrastructure end market, which we believe better reflects actual end-market consumption. Accordingly, we now categorize our net sales into the following three end markets:

Infrastructure: data centers, PON, base stations, optical networks, servers, carrier networks, switches and routers, cable modems, wireless local area network ("LAN") and other communication infrastructure equipment.
High-End Consumer: smartphones, tablets, wearables, desktops, notebooks, and other handheld products, wireless charging, set-top boxes, digital televisions, monitors and displays, digital video recorders and other consumer equipment.
Industrial: IoT, analog and digital video broadcast equipment, video-over-IP solutions, automated meter reading, smart grid, wireless charging, military and aerospace, medical, security systems, automotive, industrial and home automation and other industrial equipment.
Impact of COVID-19
The COVID-19 pandemic has significantly affected health and economic conditions throughout the United States and the rest of the world including Asia, where a significant percentage of our customers, suppliers, third party foundries and subcontractors are located. As a result of the pandemic, certain of our facilities and the third-party foundries and assembly and test contractors which we outsource our manufacturing functions to, have had to periodically reduce or suspend operations. The disruption experienced during such closures has resulted in reduced production of our products, delays for delivery of our products to our customers, and reduced ability to receive supplies, which have had and may continue to have an adverse effect on our results. Our customers have also experienced and may continue to or again experience, reductions or closures of their manufacturing facilities or inability to obtain other components, either of which could negatively impact demand for our products, which are incorporated into our customers' devices and solutions. We cannot assure you that such facilities will not have to reduce or suspend operations again, and such reductions or closures could extend for a longer term than the prior shutdown of such facilities, thereby causing a disruption to the manufacturing and shipping of our products.
Because a significant majority of our net sales is through authorized distributors, the financial health of our distributors is critical to our success. Our authorized distributors have experienced disruptions to their operations, including temporary reductions or closures during which they have diminished ability or are unable to sell our products. The ability of our distributors to purchase our products may be materially impacted depending on the length and severity of the pandemic, including the impact on general economic conditions. Further, if credit conditions worsen in response to the COVID-19 pandemic, our customers may ask for extension of payment terms and are more likely to default, thereby increasing risk of receivables being uncollectible.
We believe our liquidity position will allow us to withstand some of the uncertainties in the current environment. As of July 26, 2020, we had $281.5 million of cash and cash equivalents and $411.0 million of undrawn capacity on our credit facility. Our business is structured in a manner that is not capital intensive, which enhances our ability to preserve our overall liquidity even if conditions were to deteriorate further.
As a result of the COVID-19 pandemic, we continue to evaluate the impact on long-lived assets, such as goodwill and intangible assets for possible impairment. We did not record a goodwill impairment charge during the first six months of fiscal year 2021. We recorded $1.5 million and $5.1 million of investment impairments and credit loss reserves during the three and six months ended July 26, 2020, respectively, some of which were in part due to the impact of the COVID-19 pandemic on our investees.
Although some of the government measures implemented to reduce the spread of the virus have been lifted or scaled back, a recent resurgence of COVID-19 in the United States and some other countries has resulted in the reinstatement of restrictions and may lead to other restrictions being reinstated in a response to efforts to reduce the spread of the virus. The COVID-19 pandemic has negatively impacted our financial results by decreasing sales in the high-end consumer and industrial end markets and increasing impairments for the first half of fiscal year 2021. We expect it to continue to have an adverse impact on our financial results for the remainder of fiscal year 2021, including having a potentially larger impact on our results of operations than that which has been reflected in our results for our first six months of fiscal year 2021. We believe, however, that our strong liquidity position, continued strong bookings, and a predominantly fabless business model will help us to navigate through these uncertain times.
Factors Affecting Our Performance
Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and "just-in-time" deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Orders received and shipped in the second quarters of fiscal years 2021 and 2020 represented 24% and 41% of net sales, respectively. Sales made directly to customers during the second quarters of fiscal years 2021 and 2020 were 19% and 28% of net sales, respectively. The remaining sales were made through independent distributors. Our business relies on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan and Israel. For the second quarters of fiscal years 2021 and 2020, approximately 18% and 23%, respectively, of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in China, and approximately 10% and 14%, respectively, of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in Israel. These percentages could be higher in future periods. Foreign sales constituted approximately 91% of our net sales during the second quarters for each of fiscal years 2021 and 2020. Approximately 80% and 74% of sales during the second quarters of fiscal years 2021 and 2020, respectively, were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.
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
We are continuing to monitor the near term geopolitical uncertainty and export restrictions on shipments to certain customers, such as Huawei Technologies Co., Ltd. ("Huawei") and certain of its affiliates. For example, on August 17, 2020 the U.S. Department of Commerce expanded the scope of the foreign product rule as applied to products sold to or for Huawei, which we expect will further impact our ability to ship to Huawei, as well as certain other customers who we believe incorporate our products into their products sold to Huawei. As of the date of this report, we are unable to predict the magnitude of the impact or duration of the export restrictions imposed on Huawei and the corresponding future effects on our business. The following and above discussions reflect our current assessment of the near term impact of these uncertainties, as well as the recent COVID-19 pandemic.
Results of Operations
The following table sets forth, for the periods indicated, our Statements of Income expressed as a percentage of net sales.

	Three Months Ended		Six Months Ended
	July 26, 2020	July 28, 2019	July 26, 2020	July 28, 2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	38.6%	38.1%	38.8%	38.1%
Gross profit	61.4%	61.9%	61.2%	61.9%
Operating costs and expenses:
Selling, general and administrative	26.6%	31.6%	26.4%	30.7%
Product development and engineering	20.3%	18.9%	20.6%	19.8%
Intangible amortization	1.4%	2.8%	1.8%	3.4%
Changes in the fair value of contingent earn-out obligations	—%	—%	—%	(0.8)%
Total operating costs and expenses	48.4%	53.3%	48.7%	53.0%
Operating income	13.1%	8.6%	12.5%	8.9%
Interest expense	(0.9)%	(1.9)%	(1.0)%	(1.9)%
Non-operating (expense) income, net	(0.1)%	0.9%	0.1%	0.8%
Investment impairments and credit loss reserves	(1.0)%	—%	(1.9)%	—%
Income before taxes and equity in net (losses) gains of equity method investments	11.0%	7.6%	9.7%	7.9%
(Benefit) provision for income taxes	(0.3)%	6.1%	0.3%	2.2%
Net income before equity in net (losses) gains of equity method investments	11.3%	1.5%	9.4%	5.7%
Equity in net (losses) gains of equity method investments	(0.1)%	0.1%	(0.1)%	(0.1)%
Net income	11.2%	1.6%	9.3%	5.6%
Net loss attributable to noncontrolling interest	—%	—%	—%	—%
Net income attributable to common stockholders	11.2%	1.6%	9.3%	5.6%
Percentages may not add precisely due to rounding.
Our regional mix of income (loss) from continuing operations before taxes and equity in net gains (losses) of equity method investments was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 26, 2020	July 28, 2019	July 26, 2020	July 28, 2019
Domestic	$(10,125)	$(9,902)	$(17,012)	$(19,062)
Foreign	25,968	20,287	43,857	40,190
Total	$15,843	$10,385	$26,845	$21,128
Domestic performance from continuing operations includes higher levels of share-based compensation compared to foreign operations.
Comparison of the Three Months Ended July 26, 2020 and July 28, 2019
As noted above in "Overview", we revised the end market categories for our net sales at the beginning of the first quarter of fiscal year 2021. All net sale amounts shown below for our end markets, including periods prior to the first quarter of fiscal year 2021, have been reclassified to conform to our current classification of end markets. The following table summarizes our net sales by major end market:

	Three Months Ended
(in thousands)	July 26, 2020		July 28, 2019
Infrastructure	$68,129	47%	$49,979	36%
High-End Consumer	31,706	22%	38,401	28%
Industrial	43,825	31%	48,766	36%
Total	$143,660	100%	$137,146	100%
Net Sales
Net sales for the second quarter of fiscal year 2021 were $143.7 million, an increase of 4.7% compared to $137.1 million for the second quarter of fiscal year 2020. During the second quarter of fiscal year 2021, we experienced strong demand in our infrastructure end market, primarily driven by data center demand by cloud and hyperscale providers, increased wireless infrastructure and 10G PON sales. These increases were partially offset by a decline in our high-end consumer end market due in part to COVID-19 related disruptions. In addition, the decline in our industrial end market was driven by lower broadcast application sales, which was partially due to lower demand as COVID-19 has adversely impacted the volume of large venue events.
Despite the ongoing COVID-19 pandemic, our bookings remained strong during the first half of fiscal year 2021. Based on booking trends and our backlog entering the quarter, we estimate net sales for the third quarter of fiscal year 2021 to be between $145.0 million and $155.0 million. The range of guidance reflects continued uncertainty regarding macro-related events and those associated with the COVID-19 pandemic discussed above.
Gross Profit
For the second quarter of fiscal year 2021, gross profit increased to $88.3 million from $84.9 million for the second quarter of fiscal year 2020. Gross margins were 61.4% for the second quarter of fiscal year 2021 compared to 61.9% for the second quarter of fiscal year 2020. This decrease was primarily due to changes in product mix. For the second quarter of fiscal year 2021, our gross margins remained within our target range. For the third quarter of fiscal year 2021, we expect our gross margins to be in the range of 60.5% to 61.5%.
Operating Costs and Expenses

	Three Months Ended				Change
(in thousands, except percentages)	July 26, 2020		July 28, 2019
Selling, general and administrative	$38,255	55%	$43,325	60%	(12)%
Product development and engineering	29,220	42%	25,882	35%	13%
Intangible amortization	2,020	3%	3,908	5%	(48)%
Total operating costs and expenses	$69,495	100%	$73,115	100%	(5)%
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses decreased for the second quarter of fiscal year 2021 compared to the same quarter of fiscal year 2020 primarily as a result of lower supplemental compensation costs and travel expense, as well as the absence of restructuring expenses related to our wireless charging business, of which $2.0 million were recorded in the prior year.
Product Development and Engineering Expenses

Product development and engineering expenses increased for the second quarter of fiscal year 2021 compared to the second quarter of fiscal year 2020 as a result of fluctuations in the timing of development activities. The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period-over-period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services, which are typically recorded as a reduction to product development and engineering expense.
Intangible Amortization
Intangible amortization was $2.0 million and $3.9 million for the second quarters of fiscal years 2021 and 2020, respectively. This decrease was primarily due to certain finite-lived intangible assets associated with the acquisitions of Gennum Corporation, Triune Systems, L.L.C. and AptoVision Technologies, Inc. that had become fully amortized during fiscal years 2020 and 2021.
Interest Expense
Interest expense, including amortization of debt discounts and issuance costs, was $1.3 million and $2.6 million for the second quarters of fiscal years 2021 and 2020, respectively. This decrease was primarily due to lower interest rates and lower overall debt levels. Interest payments on $150.0 million of our debt, or approximately 79% of our debt outstanding, are effectively locked in at an all-in fixed rate of 1.9775%, based on our current leverage ratio.
Investment Impairments and Credit Loss Reserves
During the second quarter of fiscal year 2021, investment impairments and credit loss reserves totaled a loss of $1.5 million and primarily reflected an other-than-temporary impairment of a cost method equity investment. We had no investment impairments or changes in credit loss reserves during the second quarter of fiscal year 2020.
(Benefit) Provision for Income Taxes
The effective tax rates for the second quarters of fiscal years 2021 and 2020 were a benefit rate of 2.6% and a provision rate of 79.2%, respectively. In the second quarter of fiscal year 2021, we recorded an income tax benefit of $0.4 million, compared to income tax expense of $8.4 million in the second quarter of fiscal year 2020. The effective tax rate in the second quarter of fiscal year 2021 differs from the statutory federal income tax rate of 21% primarily due to a regional mix of income, return-to-provision adjustments, withholding taxes on certain foreign earnings and research and development tax credits. The effective tax rate in the second quarter of fiscal year 2020 differs from the statutory federal income tax rate of 21% primarily due to regional mix of income and the impact of final regulations on the U.S. transition tax.
As a global organization, we are subject to audit by taxing authorities in various jurisdictions. To the extent that an audit, or the closure of a statute of limitations, results in adjusting our reserves for uncertain tax positions, our effective tax rate could experience extreme volatility since any adjustment would be recorded as a discrete item in the period of adjustment.
Comparison of the Six Months Ended July 26, 2020 and July 28, 2019
As noted above in "Overview", we revised the end market categories for our net sales at the beginning of the first quarter of fiscal year 2021. All net sale amounts shown below for our end markets, including periods prior to the first quarter of fiscal year 2021, have been reclassified to conform to our current classification of end markets. The following table summarizes our net sales by major end market:

	Six Months Ended
(in thousands, except percentages)	July 26, 2020		July 28, 2019
Infrastructure	$126,167	46%	$97,565	36%
High-End Consumer	67,186	24%	83,061	31%
Industrial	83,009	30%	87,874	33%
Total	$276,362	100%	$268,500	100%
Net Sales
Net sales for the first six months of fiscal year 2021 were $276.4 million, an increase of 2.9% compared to $268.5 million for the first six months of fiscal year 2020. During the first six months of fiscal year 2021, we experienced strong demand in our infrastructure end market, primarily driven by data center demand by cloud and hyperscale providers and increased 10G PON sales. These increases were partially offset by a decline in our high-end consumer end market due to certain COVID-19 disruptions and lower proximity sensing products sales. In the first quarter of fiscal 2020, we experienced an increase in these sales as Huawei increased their inventories in anticipation of future export restrictions.
Gross Profit
For the first six months of fiscal year 2021, gross profit increased to $169.0 million from $166.2 million for the first six months of fiscal year 2020 as a result of higher sales. Gross margins were 61.2% for the first six months of fiscal year 2021 compared to 61.9% for the first six months of fiscal year 2020, reflecting a slightly unfavorable product mix.
Operating Costs and Expenses

	Six Months Ended				Change
(in thousands, except percentages)	July 26, 2020		July 28, 2019
Selling, general and administrative	$72,855	54%	82,297	59%	(11)%
Product development and engineering	56,806	42%	53,036	37%	7%
Intangible amortization	4,860	4%	9,051	6%	(46)%
Changes in the fair value of contingent earn-out obligations	(33)	—%	(2,161)	(2)%	98%
Total operating costs and expenses	$134,488	100%	$142,223	100%	(5)%
Selling, General and Administrative Expenses
SG&A expenses decreased for the first six months of fiscal year 2021 compared to the first six months of fiscal year 2020 primarily as a result of lower share-based and supplemental compensation expense, as well as reduced travel expenses due to COVID-19. Additionally, certain restructuring costs of $2.1 million were recorded in the first half of fiscal 2020, which did not repeat in the current year.
Product Development and Engineering Expenses
Product development and engineering expenses increased in the first six months of fiscal year 2021 compared to the first six months of fiscal year 2020 as a result of fluctuations in the timing of development activities and higher supplemental compensation. The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services, which are typically recorded as a reduction to product development and engineering expense.
Intangible Amortization
Intangible amortization was $4.9 million and $9.1 million for the first six months of fiscal years 2021 and 2020, respectively. This decrease was primarily due to certain finite-lived intangible assets associated with the acquisition of Gennum Corporation, Triune Systems, LLC and AptoVision Technologies, Inc. that had become fully amortized during fiscal years 2020 and 2021.
Changes in the Fair Value of Contingent Earn-out Obligations
The change in the fair value of contingent earn-out obligations for the first six months of fiscal year 2021 compared to the first six months of fiscal year 2020 reflects the impact of changes in the estimated probability of achievement of earn-out targets for AptoVision Technologies, Inc. and Cycleo SAS. We measure contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The significant unobservable inputs used in the fair value measurements are revenue projections over the earn-out period, and the probability outcome percentages assigned to each scenario. Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings.
Interest Expense
Interest expense, including amortization of debt discounts and issuance costs, was $2.8 million and $5.1 million for the first six months of fiscal years 2021 and 2020, respectively. This decrease was primarily due to lower interest rates and lower overall debt levels. Interest payments on $150.0 million of our debt, or approximately 79% of our debt outstanding, are effectively locked in at an all-in fixed rate of 1.9775%, based on our current leverage ratio.
Investment Impairments and Credit Loss Reserves
During the first six months of fiscal year 2021, investment impairments and credit loss reserves totaled a loss of $5.1 million. We increased our current expected credit loss reserve by $2.4 million for our available-for-sale debt securities consisting of our convertible debt investments in privately-held companies, in part, due to the adverse impact of COVID-19 on these early-stage companies. In addition, we tested our equity investments for other-than-temporary impairment and the results of this analysis indicated that three of our investments were other than temporarily impaired by an aggregate amount of $2.9 million. We had no investment impairments or changes in credit loss reserves during the first six months of fiscal year 2020.
(Benefit) Provision for Income Taxes
The effective tax rates for the first six months of fiscal years 2021 and 2020 were a provision rate of 3.5% and a provision rate of 28.5%, respectively. In the first six months of fiscal year 2021, we recorded a provision of $0.9 million, compared to a provision of $5.9 million in the first six months of fiscal year 2020. The effective tax rate in the first six months of fiscal year 2021 was lower than the effective tax rate in the first six months of fiscal year 2020 primarily due to the impact of the final regulations of the U.S. transition tax that went into effect during fiscal year 2020. The effective tax rate in the first six months of fiscal year 2021 differs from the statutory federal income tax rate of 21% primarily due to a regional mix of income, return-to-provision adjustments, withholding taxes on certain foreign earnings and research and development tax credits. The effective tax rate in the first six months of fiscal year 2020 differs from the statutory federal income tax rate of 21% primarily due to regional mix of income and the impact of the final regulations on the U.S. transition tax.
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
As of July 26, 2020, our total stockholders’ equity was $677.5 million. At that date, we also had $281.5 million in cash and cash equivalents and $411.0 million of undrawn capacity on our Credit Facility (as defined below).
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
A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of July 26, 2020, our foreign subsidiaries held approximately $166.4 million of cash and cash equivalents, compared to $261.9 million at January 26, 2020. In connection with the enactment of the Tax Cuts and Jobs Act, all historic and current foreign earnings are taxed in the U.S. and are subject to a 5% withholding tax, if repatriated. In fiscal year 2018, we determined that we would repatriate back to the U.S. approximately $240.0 million of foreign earnings. As of the second quarter of fiscal year 2021, the full amount has been repatriated. In the second quarter of fiscal year 2021, we determined an additional $50 million of current earnings will not be permanently reinvested. As of July 26, 2020, our foreign subsidiaries had $547.9 million of unremitted earnings for which no taxes have been provided. Those historical earnings have been and are expected to continue to be permanently reinvested.
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
In summary, our cash flows for each period were as follows:

	Six Months Ended
(in thousands)	July 26, 2020	July 28, 2019
Net cash provided by operating activities	$63,299	$40,093
Net cash used in investing activities	(20,981)	(24,442)
Net cash used in financing activities	(54,186)	(39,932)
Net decrease in cash and cash equivalents	$(11,868)	$(24,281)
Operating Activities
Net cash provided by operating activities is due to net income adjusted for non-cash items and fluctuations in operating assets and liabilities.

Operating cash flows for the first six months of fiscal year 2021 were favorably impacted by a 2.9% increase in net sales, compared to the first six months of fiscal year 2020. Operating cash flows for the first six months of fiscal year 2020 were adversely impacted by $9.3 million of cash-settled equity payments and favorably impacted by $1.0 million of proceeds received from the settlement of the HiLight lawsuit.
Investing Activities
Net cash used in investing activities was primarily attributable to capital expenditures and purchases of investments, net of proceeds from sales of property, plant and equipment and proceeds from sales of investments.
Capital expenditures were $14.6 million for the first six months of fiscal year 2021, compared to $16.9 million for the first six months of fiscal year 2020. In the first six months of fiscal year 2020, we made significant investments to update and expand our production capabilities including the $4.0 million purchase of a facility in Colorado.
In the first six months of fiscal year 2021, we paid $6.7 million for strategic investments, including investments in companies that are enabling the LoRa and LoRaWAN®-based ecosystem, compared to $7.7 million of investments in the first six months of fiscal year 2020.
Financing Activities
Net cash used in financing activities is primarily attributable to repurchases of outstanding common stock, payments related to employee share-based compensation payroll taxes and principal payments related to our long-term debt, offset by proceeds from stock option exercises.
In the first six months of fiscal year 2021, we paid $6.8 million for employee share-based compensation payroll taxes and received $3.0 million in proceeds from the exercise of stock options, compared to payments of $13.4 million for employee share-based compensation payroll taxes and proceeds of $3.0 million from the exercise of stock options in the first six months of fiscal year 2020. We do not directly control the timing of the exercise of stock options. Such exercises are independent decisions made by grantees and are influenced most directly by the stock price and the expiration dates of stock option awards. Such proceeds are difficult to forecast, resulting from several factors that are outside our control. We believe that such proceeds will remain a nominal source of cash in the future.
Stock Repurchase Program
We currently have in effect a stock repurchase program that was initially approved by our Board of Directors in March 2008. On May 24, 2018, our Board of Directors increased the authorization by $250.0 million. This program represents one of our principal efforts to return value to our stockholders. We repurchased 1,087,913 shares under this program in the first six months of fiscal year 2021 for $42.4 million. In the first six months of fiscal year 2020, we repurchased 448,481 shares under this program for $20.1 million. As of July 26, 2020, the remaining authorization under this program was $68.2 million.
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
In the first six months of fiscal year 2021, we made payments that totaled $8.0 million on our Credit Facility, compared to payments on our previous term loans that totaled $9.4 million in the first six months of fiscal year 2020. As of July 26, 2020, we had $189.0 million of outstanding borrowings on our Credit Facility, which had $411.0 million of undrawn capacity.
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
The Credit Agreement contains customary covenants, including limitations on our ability to, among other things, incur indebtedness, create liens on assets, engage in certain fundamental corporate changes, make investments, repurchase stock, pay dividends or make similar distributions, engage in certain affiliate transactions, or enter into agreements that restrict our ability to create liens, pay dividends or make loan repayments. In addition, we must comply with financial covenants, including maintaining a maximum consolidated leverage ratio, determined as of the last day of each fiscal quarter, of 3.50 to 1.00 or less, provided that, such maximum consolidated leverage ratio may be increased to 4.00 to 1.00 for the four consecutive fiscal quarters ending on or after the date of consummation of a permitted acquisition that constitutes a "Material Acquisition" under the Credit Agreement, subject to the satisfaction of certain conditions. As of July 26, 2020, we were in compliance with the financial covenants in our Credit Agreement.
The Credit Agreement also contains customary provisions pertaining to events of default. If any event of default occurs, the obligations under the Credit Agreement may be declared due and payable, terminated upon written notice to us and existing letters of credit may be required to be cash collateralized.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as those arrangements are defined by the U.S. Securities and Exchange Commission ("SEC"), that are reasonably likely to have a material effect on our financial condition, revenues or expenses, operating results, liquidity, capital expenditures or capital resources.
We do not have any unconsolidated subsidiaries or affiliated entities. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity or market or credit risk support. We do not engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the condensed consolidated financial statements.
Contractual Obligations
There were no material changes in our contractual obligations during the first six months of fiscal year 2021 from those disclosed in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 26, 2020 filed with the SEC on March 20, 2020 (our "Annual Report").
Critical Accounting Policies and Estimates
Our critical accounting policies are disclosed in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of our Annual Report. There have been no significant changes to our policies during the six months ended July 26, 2020. For a discussion of recent accounting pronouncements, see Note 1 to our interim unaudited condensed consolidated financial statements.
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
ITEM 3.Quantitative and Qualitative Disclosures About Market Risk
We are subject to a variety of market risks, including commodity risk and the risks related to foreign currency, interest rates and market performance that are discussed in Item 7A of our Annual Report. Many of the factors that can have an impact on our market risk are external to us, and so we are unable to fully predict them.
We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign exchange rates of 10% for all currencies could be experienced in the near-term. These reasonably possible adverse changes were applied to our total monetary assets and liabilities denominated in currencies other than our functional currency as of the second quarter of fiscal year 2021. The adverse impact these changes would have had (after taking into account balance sheet hedges only) on our income before taxes is $1.3 million.
We are subject to interest rate risk in connection with the outstanding debt under our Credit Facility, which bears interest at variable rates as of July 26, 2020. In the first quarter of fiscal year 2021, we entered into an interest rate swap agreement with a three-year term to hedge the variability of interest payments on the first $150.0 million of debt outstanding under our Credit Facility. Interest payments on $150.0 million of our debt are now fixed at a rate of 1.9775% based on our current leverage ratio. As of July 26, 2020, a one percentage point increase in LIBOR would not have a material impact on our interest expense as only $39.0 million of our outstanding debt balance remains subject to a floating rate.
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
Interest rates also affect our return on excess cash and investments. As of July 26, 2020, we had $281.5 million of cash and cash equivalents. A majority of our cash and cash equivalents generate interest income based on prevailing interest rates. Investments and cash and cash equivalents generated interest income of $0.2 million in the second quarter of fiscal year 2021. A significant change in interest rates would impact the amount of interest income generated from our cash and investments. It would also impact the market value of our investments.
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
ITEM 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our CEO and CFO concluded that, our disclosure controls and procedures were effective as of July 26, 2020.
Changes in Internal Controls
As of July 26, 2020, there were no changes to our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.Legal Proceedings
Information about legal proceedings is set forth in Note 11 to the interim unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

ITEM 1A.Risk Factors
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
In addition, on May 16, 2019, the U.S. Department of Commerce amended the EAR by adding Huawei Technologies Co., Ltd. ("Huawei"), which was indicted by the U.S. government for violating U.S. sanctions and bank and wire fraud, among other charges, and 68 of its affiliates to the "Entity List" for actions contrary to the national security and foreign policy interests of the United States. On August 19, 2019, another 46 of Huawei’s non-U.S. affiliates were added to the “Entity List.” As with ZTE, this rule imposes new export licensing requirements on exports, re-exports, and in-country transfers of all U.S.-regulated products, software and technology to the designated Huawei entities. As noted above, license requests are subject to a general policy of denial and, therefore, we will not be able to sell most of our U.S. regulated products to Huawei. Sales of our products to Huawei accounted for less than 10% of our net sales during the second quarter of fiscal year 2021 and fiscal year 2020. Although the U.S. Department of Commerce granted certain temporary exemptions to Huawei on May 20, 2019 in the form of a temporary 90 day general license for specific activities, which was further extended for another 90 days on August 19, 2019 and again on November 18, 2019, on February 13, 2020, on March 10, 2020, and most recently on May 15, 2020, these exemptions expired on August 13, 2020 and were in any event limited in scope and generally did not apply to the sale of our U.S. regulated products to Huawei. In addition, on May 15, 2020, the U.S. Department of Commerce amended the EAR to expand the controls on certain foreign products based on U.S. technology and sold to Huawei and certain other companies on the Entity List and on August 17, 2020, the U.S. Department of Commerce expanded the scope of the foreign product rule as applied to products sold to or for Huawei, which we expect will further impact our ability to ship to Huawei, as well as certain other customers who we believe incorporate our products into their products sold to Huawei.  As of the date of this report, we are unable to predict the magnitude of the impact or the duration of the export restrictions imposed on Huawei and the corresponding future effects on our business.
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
The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, and those of our customers, distributors, suppliers, third-party foundries and subcontractors thereby adversely affecting our business, financial condition and results of operations.
The COVID-19 pandemic has significantly affected health and economic conditions throughout the United States and the rest of the world including Asia, where a significant percentage of our customers, suppliers, third party foundries and subcontractors are located. Consumer fear about becoming ill with the virus and recommendations and/or mandates from authorities to avoid large gatherings of people or self-quarantine have been imposed. Although some of these measures have since been lifted or scaled back, a recent resurgence of COVID-19 in the United States and in some parts of Asia has resulted in the reimposition of certain restrictions and may lead to other restrictions being reimplemented in response to efforts to reduce the spread of COVID-19.
As a result of the pandemic, certain of our facilities and the third-party foundries and assembly and test contractors which we outsource our manufacturing functions to, have had to periodically reduce or suspend operations. The disruption experienced during such closures has resulted in reduced production of our products, delays for delivery of our products to our customers and reduced ability to receive supplies, which have had and may continue to have an adverse effect on our results. For example, in the first quarter of fiscal year 2021, certain shipments of our products were delayed due to COVID-19 related shutdowns of the plant in Reynosa, Mexico, as well as certain subcontractors in Malaysia. Our customers have experienced, and may continue to or again experience, reductions or closures of their manufacturing facilities or inability to obtain other components, either of which could negatively impact demand for our products, which are incorporated into our customers' devices and solutions. We cannot assure you that such facilities will not have to reduce or suspend operations again, and such reductions or closures could extend for a longer term than the prior shutdown of such facilities, thereby causing a disruption to the manufacturing and shipping of our products.
The COVID-19 pandemic has negatively impacted our financial results by decreasing sales in the high-end consumer and industrial end markets and increasing impairments for the first half of fiscal year 2021. We expect it to continue to negatively impact our financial results, including having a potentially larger impact on our results of operations than which has been reflected in our results for our first six months of fiscal year 2021. While we cannot predict the ultimate impact of the COVID-19 virus on our business at this time, the pandemic and related efforts to mitigate the pandemic could impact our business in a number of ways, including but not limited to:
•decreasing demand and pricing for our products as a result of the economic impact of the pandemic;
•disrupting our manufacturing processes, as has already occurred with the temporary reductions or closures of our facilities, third-party foundries and contractors, and the delay of supplies being received;
•disrupting freight infrastructure, thereby delaying shipment from vendors to assembly and test sites and shipments of our final product to customers;
•adversely impacting the business of our suppliers, which could result in, among other things, price increases and delays for delivery of raw materials and components needed for the production of our products;
•impacting our ability to maintain our workforce during this uncertain time;
•increasing employee absenteeism due to recommendations and/or mandates from authorities, infection or the fear of infection;
•possible lawsuits or additional regulatory actions due to COVID-19 spread in the workplace and potential increases in costs to implement health safety measures;
•suffering from reputational risk if we experience COVID-19 spread in our workplace; and
•adversely impacting the productivity of management and our employees that are working remotely.

Any or all of these items may occur, which individually or in the aggregate, may have a material adverse effect on our business, financial condition and results of operations. These risks could accelerate or intensify depending on the severity and length of the pandemic. In addition, other countries as well as the United States are currently experiencing a resurgence of the COVID-19 virus and if the rate of infections continues to rise, these factors will be exacerbated.
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
As of July 26, 2020, we had $281.5 million of cash and cash equivalents and $411.0 million of undrawn capacity on our Credit Facility. Our cash position will depend on multiple factors, including our ability to continue operations and production of our products, the COVID-19 pandemic’s effects on our customers, the availability of sufficient amounts of financing, and our operating performance.
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
Additionally, there is an increased risk that we may experience cybersecurity-related events such as COVID-19 themed phishing attacks and other security challenges as a result of most of our employees and our service providers working remotely from non-corporate managed networks during the ongoing COVID-19 pandemic and potentially continuing working remotely even after the COVID-19 pandemic has subsided.
As a result of the COVID-19 pandemic, we continue to evaluate the impact on long-lived assets, such as goodwill and intangible assets for possible impairment. We did not record a goodwill impairment charge during the first six months of fiscal year 2021. However, depending on future events, we may be required to record future impairment charges related to our goodwill, intangible assets or other long-lived assets. In addition, depending on the ongoing impact of the pandemic, we may also be required to reserve for incremental expected credit losses on our minority investments. For example, we recorded a loss of $1.5 million and $5.1 million in investment impairments and credit loss reserves during the three and six months ended July 26, 2020, respectively, some of which were, in part, due to the impact of the COVID-19 pandemic on our investees. Any material increase in our impairments or allowances for credit losses would have a corresponding effect on our results of operations and related cash flows.
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

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchase of Equity Securities
This table provides information with respect to purchases by us of shares of our common stock during the second quarter of fiscal year 2021.

Fiscal Month/Year	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
May 2020 (04/27/20-05/24/20)	—	$—	—	$80.6	million
June 2020 (05/25/20-06/21/20)	232,871	53.19	232,871	$68.2	million
July 2020 (06/22/20-07/26/20)	—	—	—	$68.2	million
Total activity	232,871	$53.19	232,871
(1)The Company maintains an active stock repurchase program that was initially approved by our Board of Directors in March 2008. The stock repurchase program does not have an expiration date and our Board of Directors has authorized expansion of the program over the years. As of July 26, 2020, we have repurchased $380.2 million in shares of our common stock under the program since inception and the current remaining authorization under our stock repurchase program is $68.2 million. Under our stock repurchase program, we may repurchase our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. Our repurchases may be made through Rule 10b5-1 and/or Rule10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. We intend to fund repurchases under the program from cash on hand. We have no obligation to repurchase any shares under the stock repurchase program and may suspend or discontinue it at any time.

ITEM 3.Defaults Upon Senior Securities
None.

ITEM 4.Mine Safety Disclosures
Not applicable.

ITEM 5.Other Information
None.

ITEM 6.Exhibits
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
Furnished herewith

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 26, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flow and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 26, 2020, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMTECH CORPORATION
Registrant

Date:	August 26, 2020	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer

Date:	August 26, 2020	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Executive Vice President and
Chief Financial Officer