Form 10-Q
period 2020-10-25
SEMTECH CORP
filed 2020-12-02
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 25, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Number of shares of common stock, $0.01 par value per share, outstanding at November 27, 2020: 65,003,286

SEMTECH CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 25, 2020

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
Special Note Regarding Forward-Looking and Cautionary Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as future financial performance, future operational performance, the anticipated impact of specific items on future earnings, and our plans, objectives and expectations. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "estimate," "should," "will," "designed to," "projections," or "business outlook," or other similar expressions constitute forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results and events to differ materially from those projected. Potential factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: the uncertainty surrounding the impact and duration of the COVID-19 pandemic on global economic conditions and on the Company’s business and results of operations; export restrictions and laws affecting the Company’s trade and investments including with respect to Huawei and certain of its affiliates, and tariffs or the occurrence of trade wars; competitive changes in the marketplace including, but not limited to, the pace of growth or adoption rates of applicable products or technologies; downturns in the business cycle; decreased average selling prices of the Company’s products; the Company’s reliance on a limited number of suppliers and subcontractors for components and materials; changes in projected or anticipated end-user markets; the Company’s ability to forecast its effective tax rates due to changing income in higher or lower tax jurisdictions and other factors that contribute to the volatility of the Company’s effective tax rates and impact anticipated tax benefits; and the Company's ability to forecast and achieve anticipated net sales and earnings estimates in light of periodic economic uncertainty, to include impacts arising from Asian, European, and global economic dynamics. Additionally, forward-looking statements should be considered in conjunction with the cautionary statements contained in this Quarterly Report on Form 10-Q, including, without limitation, information under the captions "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" and additional factors that accompany the related forward-looking statements in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the fiscal year ended January 26, 2020 and Quarterly Report on Form 10-Q for the quarter ended July 26,2020 including, without limitation, information under the caption "Risk Factors," in our other filings with the U.S. Securities and Exchange Commission (“SEC”), and in material incorporated herein and therein by reference. In light of the significant risks and uncertainties inherent in the forward-looking information included herein that may cause actual performance and results to differ materially from those predicted, any such forward-looking information should not be regarded as representations or guarantees by the Company of future performance or results, or that its objectives or plans will be achieved, or that any of its operating expectations or financial forecasts will be realized. Reported results should not be considered an indication of future performance. Investors are cautioned not to place undue reliance on any forward-looking information contained herein, which reflect management’s analysis only as of the date hereof. Except as required by law, the Company assumes no obligation to publicly release the results of any update or revision to any forward-looking statement that may be made to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated or future events, or otherwise.
The factors noted above, and the risks included in our SEC filings, may be increased or intensified as a result of the COVID-19 pandemic. The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted. In addition to regarding forward-looking statements with caution, you should consider that the preparation of the consolidated financial statements requires us to draw conclusions and make interpretations, judgments, assumptions and estimates with respect to certain factual, legal, and accounting matters. Our financial statements might have been materially impacted if we had reached different conclusions or made different interpretations, judgments, assumptions or estimates.

PART I - FINANCIAL INFORMATION

ITEM 1.Financial Statements

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 25, 2020	October 27, 2019	October 25, 2020	October 27, 2019
Net sales	$154,082	$141,011	$430,444	$409,511
Cost of sales	60,021	54,763	167,371	157,104
Gross profit	94,061	86,248	263,073	252,407
Operating costs and expenses:
Selling, general and administrative	42,891	37,777	115,746	120,074
Product development and engineering	27,890	26,976	84,696	80,012
Intangible amortization	1,798	3,770	6,658	12,821
Changes in the fair value of contingent earn-out obligations	—	(152)	(33)	(2,313)
Total operating costs and expenses	72,579	68,371	207,067	210,594
Operating income	21,482	17,877	56,006	41,813
Interest expense	(1,008)	(2,183)	(3,819)	(7,247)
Non-operating (expense) income, net	(236)	644	11	2,900
Investment impairments and credit loss reserves	(335)	—	(5,450)	—
Income before taxes and equity in net gains of equity method investments	19,903	16,338	46,748	37,466
Provision for income taxes	1,580	2,693	2,523	8,638
Net income before equity in net gains of equity method investments	18,323	13,645	44,225	28,828
Equity in net gains of equity method investments	159	352	11	109
Net income	18,482	13,997	44,236	28,937
Net loss attributable to noncontrolling interest	(5)	—	(11)	—
Net income attributable to common stockholders	$18,487	$13,997	$44,247	$28,937
Earnings per share:
Basic	$0.28	$0.21	$0.68	$0.44
Diluted	$0.28	$0.21	$0.67	$0.43
Weighted-average number of shares used in computing earnings per share:
Basic	65,136	66,387	65,270	66,337
Diluted	65,967	67,318	66,050	67,630
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 25, 2020	October 27, 2019	October 25, 2020	October 27, 2019
Net income	$18,482	$13,997	$44,236	$28,937
Other comprehensive income (loss), net:
Unrealized gain (loss) on foreign currency cash flow hedges, net	173	30	531	(249)
Reclassifications of realized (gain) loss on foreign currency cash flow hedges, net to net income	(244)	133	(238)	142
Unrealized loss on interest rate cash flow hedges, net	(82)	—	(1,702)	—
Reclassifications of realized loss on interest rate cash flow hedges, net to net income	173	—	246	—
Unrealized gain on available-for-sale securities	—	195	386	195
Reclassification of realized gain on available-for-sale securities, net to net income	—	—	(757)	—
Change in defined benefit plans, net	202	68	581	204
Other comprehensive income (loss), net:	222	426	(953)	292
Comprehensive income	18,704	14,423	$43,283	$29,229
Comprehensive loss attributable to noncontrolling interest	(5)	—	(11)	—
Comprehensive income attributable to common stockholders	$18,709	$14,423	$43,294	$29,229
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	October 25, 2020	January 26, 2020
Assets
Current assets:
Cash and cash equivalents	$262,271	$293,324
Accounts receivable, less allowances of $586 and $633, respectively	58,700	61,927
Inventories	78,367	73,010
Prepaid taxes	22,677	10,718
Other current assets	25,731	21,757
Total current assets	447,746	460,736
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $229,514 and $214,787, respectively	127,472	124,418
Deferred tax assets	24,983	20,094
Goodwill	351,141	351,141
Other intangible assets, net	13,354	20,012
Other assets	83,276	76,032
TOTAL ASSETS	$1,047,972	$1,052,433
Liabilities and Equity
Current liabilities:
Accounts payable	$47,338	$48,009
Accrued liabilities	58,535	50,632
Total current liabilities	105,873	98,641
Non-current liabilities:
Deferred tax liabilities	877	3,600
Long term debt	183,075	194,743
Other long-term liabilities	81,521	78,249

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 64,966,293 outstanding and 78,136,144 issued and 65,758,115 outstanding, respectively	785	785
Treasury stock, at cost, 13,169,851 shares and 12,378,029 shares, respectively	(438,246)	(387,851)
Additional paid-in capital	465,431	458,579
Retained earnings	655,540	611,607
Accumulated other comprehensive loss	(7,119)	(6,166)
Total stockholders’ equity	676,391	676,954
Noncontrolling interest	235	246
Total equity	676,626	677,200
TOTAL LIABILITIES AND EQUITY	$1,047,972	$1,052,433
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended October 25, 2020
	Common Stock					Accumulated Other Comprehensive Loss
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Earnings		Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at July 26, 2020	65,019,501	$785	$(424,095)	$471,091	$637,053	$(7,341)	$677,493	$240	$677,733
Net income	—	—	—	—	18,487	—	18,487	(5)	18,482
Other comprehensive income	—	—	—	—	—	222	222	—	222
Share-based compensation	—	—	—	12,333	—	—	12,333	—	12,333
Repurchase of common stock	(439,921)	—	(24,046)	—	—	—	(24,046)	—	(24,046)
Treasury stock reissued	386,713	—	9,895	(17,993)	—	—	(8,098)	—	(8,098)
Balance at October 25, 2020	64,966,293	$785	$(438,246)	$465,431	$655,540	$(7,119)	$676,391	$235	$676,626

	Nine Months Ended October 25, 2020
	Common Stock
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at January 26, 2020	65,758,115	$785	$(387,851)	$458,579	$611,607	$(6,166)	$676,954	$246	$677,200
Cumulative-effect adjustment to beginning balance from adoption of ASU 2016-13	—	—	—	—	(314)	—	(314)	—	(314)
Net income	—	—	—	—	44,247	—	44,247	(11)	44,236
Other comprehensive loss	—	—	—	—	—	(953)	(953)	—	(953)
Share-based compensation	—	—	—	34,757	—	—	34,757	—	34,757
Repurchase of common stock	(1,527,834)	—	(66,433)	—	—	—	(66,433)	—	(66,433)
Treasury stock reissued	736,012	—	16,038	(27,905)	—	—	(11,867)	—	(11,867)
Balance at October 25, 2020	64,966,293	$785	$(438,246)	$465,431	$655,540	$(7,119)	$676,391	$235	$676,626
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands, except share data)
(unaudited)

	Three Months Ended October 27, 2019
	Common Stock					Accumulated Other Comprehensive Loss
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Earnings		Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at July 28, 2019	66,314,933	$785	$(345,809)	$444,238	$594,676	$(3,741)	$690,149	$—	$690,149
Net income	—	—	—	—	13,997	—	13,997	—	13,997
Other comprehensive income	—	—	—	—	—	426	426	—	426
Capital contribution from outside interest to a consolidated subsidiary	—	—	—	—	—	—	—	251	251
Share-based compensation	—	—	—	13,591	—	—	13,591	—	13,591
Repurchase of common stock	(477,262)	—	(22,526)	—	—	—	(22,526)	—	(22,526)
Treasury stock reissued	363,711	—	6,495	(12,117)	—	—	(5,622)	—	(5,622)
Balance at October 27, 2019	66,201,382	$785	$(361,840)	$445,712	$608,673	$(3,315)	$690,015	$251	$690,266

	Nine Months Ended October 27, 2019
	Common Stock					Accumulated Other Comprehensive Loss
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Earnings		Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at January 27, 2019	65,238,255	$785	$(346,218)	$451,884	$579,736	$(3,607)	$682,580	$—	$682,580
Net income	—	—	—	—	28,937	—	28,937	—	28,937
Other comprehensive income	—	—	—	—	—	292	292	—	292
Capital contribution from outside party to a consolidated subsidiary	—	—	—	—	—	—	—	251	251
Share-based compensation	—	—	—	36,910	—	—	36,910	—	36,910
Repurchase of common stock	(925,743)	—	(42,636)	—	—	—	(42,636)	—	(42,636)
Treasury stock reissued	1,888,870	—	27,014	(43,082)	—	—	(16,068)	—	(16,068)
Balance at October 27, 2019	66,201,382	$785	$(361,840)	$445,712	$608,673	$(3,315)	$690,015	$251	$690,266
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	October 25, 2020	October 27, 2019
Cash flows from operating activities:
Net income	$44,236	$28,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,207	30,270
Investment impairments and credit loss reserves	5,450	—
Accretion of deferred financing costs and debt discount	362	365
Deferred income taxes	(7,121)	422
Share-based compensation	36,103	37,458
(Gain) loss on disposition of assets	(20)	292
Changes in the fair value of contingent earn-out obligations	(33)	(2,313)
Equity in net gains of equity method investments	(11)	(109)
Corporate owned life insurance, net	4,197	3,358
Changes in assets and liabilities:
Accounts receivable, net	3,227	17,779
Inventories	(5,357)	(6,429)
Other assets	(15,109)	(2,663)
Accounts payable	157	(8,592)
Accrued liabilities	1,992	(21,126)
Income taxes payable	—	(2,105)
Other liabilities	(604)	(2,183)
Net cash provided by operating activities	91,676	73,361
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	20	329
Purchase of property, plant and equipment	(21,808)	(20,409)
Purchase of investments	(10,938)	(9,592)
Proceeds from sale of investments	327	—
Net cash used in investing activities	(32,399)	(29,672)
Cash flows from financing activities:
Payments of term loans	—	(14,062)
Payments of revolving line of credit	(12,000)	—
Deferred financing costs	(30)	—
Payments of earn-out	—	(237)
Payment for employee share-based compensation payroll taxes	(16,957)	(20,514)
Proceeds from exercise of stock options	5,090	4,446
Repurchase of common stock	(66,433)	(42,636)
Contributions from noncontrolling interest	—	251
Net cash used in financing activities	(90,330)	(72,752)
Net decrease in cash and cash equivalents	(31,053)	(29,063)
Cash and cash equivalents at beginning of period	293,324	312,120
Cash and cash equivalents at end of period	$262,271	$283,057
Supplemental disclosure of cash flow information:
Interest paid	$4,976	$6,641
Income taxes paid	$8,086	$8,531
Non-cash investing and financing activities:
Accounts payable related to capital expenditures	$3,419	$1,157
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
Fiscal Year
The Company reports results on the basis of 52 and 53-week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in the fourth quarter of 53-week years. The third quarters of fiscal years 2021 and 2020 each consisted of 13 weeks.
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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and London Interbank Offered Rate (“LIBOR”). The guidance includes practical expedients for contract modifications due to reference rate reform. Generally, contract modifications related to reference rate reform may be considered an event that does not require remeasurement or reassessment of a previous accounting determination at the modification date. This guidance is effective immediately and is only available through December 31, 2022. The Company adopted this guidance in the third quarter of fiscal year 2021 and there was no impact on its consolidated financial statements.
Accounting Guidance Issued, but not yet Adopted as of October 25, 2020
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which modifies Accounting Standards Codification ("ASC") 740 to simplify the accounting for income taxes. This guidance impacts the accounting for hybrid tax regimes, the tax basis step-up in goodwill obtained in a transaction that is not a business combination, separate financial statements of legal entities not subject to tax, the intraperiod tax allocation exception to the incremental approach, ownership changes in investments from a subsidiary to an equity method investment and vice versa, interim period accounting for enacted changes in tax law and the year-to-date loss limitation in interim period tax accounting. This guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within this those fiscal years, with early adoption permitted. The Company will adopt this guidance in the first quarter of fiscal year 2022 and is still evaluating the impact on its consolidated financial statements.

Note 2: Earnings per Share
The computation of basic and diluted earnings per common share was as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	October 25, 2020	October 27, 2019	October 25, 2020	October 27, 2019
Net income attributable to common stockholders	$18,487	$13,997	$44,247	$28,937

Weighted-average common shares outstanding–basic	65,136	66,387	65,270	66,337
Dilutive effect of share-based compensation	831	931	780	1,293
Weighted-average common shares outstanding–diluted	65,967	67,318	66,050	67,630

Basic earnings per common share	$0.28	$0.21	$0.68	$0.44
Diluted earnings per common share	$0.28	$0.21	$0.67	$0.43

Anti-dilutive shares not included in the above calculations	523	237	274	223
Diluted earnings per common share incorporates the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of non-qualified stock options and the vesting of restricted stock units and market-condition restricted stock unit awards if certain conditions have been met, but excludes such incremental shares that would have an anti-dilutive effect.

Note 3: Share-Based Compensation
Financial Statement Effects and Presentation
Pre-tax share-based compensation was included in the Statements of Income as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 25, 2020	October 27, 2019	October 25, 2020	October 27, 2019
Cost of sales	$654	$552	$1,734	$1,381
Selling, general and administrative	9,404	9,323	24,864	27,794
Product development and engineering	3,480	3,180	9,505	8,283
Total share-based compensation	$13,538	$13,055	$36,103	$37,458
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
In the nine months ended October 25, 2020, the Company granted 137,224 TSR Awards, which are accounted for as equity awards. The market condition is determined based upon the Company’s TSR benchmarked against the TSR of the S&P SPDR Semiconductor ETF (NYSE:XSD) over one, two and three year periods (one-third of the awards vesting each performance period). Generally, the fiscal year 2021 award recipients must be employed for the entire performance period and be an active employee at the time of vesting of the awards. The grant-date fair value per unit of the awards granted in the nine months ended October 25, 2020 for each one, two and three year performance period was $29.04, $32.94 and $35.99, respectively.
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
Restricted Stock Units, Employees
The Company grants restricted stock units to certain employees, which are expected to be settled with shares of the Company's common stock. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date, based on the fair value of the Company's common stock at the grant date, and recognized as share-based compensation expense over the requisite vesting period (typically 4 years). In the nine months ended October 25, 2020, the Company granted 822,162 restricted stock units to employees.
Restricted Stock Units, Non-Employee Directors
The Company maintains a compensation program pursuant to which restricted stock units are granted to the Company’s directors that are not employed by the Company or any of its subsidiaries. Under the Company's director compensation program, a portion of the restricted stock units granted under the program will be settled in cash and a portion will be settled in shares of the Company's common stock. Restricted stock units awarded under the program are scheduled to vest on the earlier of (i) one year after the grant date or (ii) the day immediately preceding the annual meeting of stockholders in the year following the grant. The portion of a restricted stock unit award under the program that is to be settled in cash will, subject to vesting, be settled when the director who received the award separates from the board of directors. The portion of a restricted stock unit award under the program that is to be settled in shares of the Company's common stock will, subject to vesting, be settled promptly following vesting. In the nine months ended October 25, 2020, the Company granted 14,742 restricted stock units that settle in cash and 12,898 restricted stock units that settle in shares.

Note 4: Available-for-sale securities
The following table summarizes the values of the Company’s available-for-sale securities:

	October 25, 2020			January 26, 2020
(in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gain/(Loss)	Fair Value	Amortized Cost	Gross Unrealized Gain/(Loss)
Convertible debt	$11,233	$11,968	$(735)	$10,700	$8,715	$1,985
Total available-for-sale securities	$11,233	$11,968	$(735)	$10,700	$8,715	$1,985
The following table summarizes the maturities of the Company’s available-for-sale securities:

	October 25, 2020		January 26, 2020
(in thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Within 1 year	$9,829	$9,920	$10,200	$8,215
After 1 year through 5 years	1,404	2,048	500	500
Total available-for-sale securities	$11,233	$11,968	$10,700	$8,715
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
Level 3—Unobservable inputs based on the Company’s own assumptions, requiring significant management judgment or estimation.
Instruments Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured and recorded at fair value on a recurring basis were presented in the Balance Sheets as follows:

	Fair Value as of October 25, 2020				Fair Value as of January 26, 2020
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Convertible debt	$11,233	$—	$—	$11,233	$10,700	$—	$—	$10,700
Foreign currency forward contracts	377	—	377	—	—	—	—	—
Total financial assets	$11,610	$—	$377	$11,233	$10,700	$—	$—	$10,700

Financial liabilities:
Cycleo Earn-out	$—	$—	$—	$—	$2,108	$—	$—	$2,108
Interest rate swap agreement	1,854	—	1,854	—	—	—	—	—
Total financial liabilities	$1,854	$—	$1,854	$—	$2,108	$—	$—	$2,108
During the nine months ended October 25, 2020, the Company had no transfers of financial assets or liabilities between Level 1 or Level 2. During April 2020, the Cycleo Earn-out (as defined in Note 11) period ended, and the Cycleo Earn-out liability was transferred out of Level 3. Subsequent to the earn-out period, the Cycleo Earn-out liability is not measured at fair value on a recurring basis and instead, it is measured based on a combination of certain sales and operating income results achieved during the earn-out period (see Note 11). During the nine months ended October 25, 2020, there were no other transfers of financial assets or liabilities into or out of Level 3. As of October 25, 2020 and January 26, 2020, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
The following table presents a reconciliation of the changes in the earn-out liability categorized within Level 3 in the nine months ended October 25, 2020:

(in thousands)
Balance at January 26, 2020	$2,108
Changes in fair value of contingent earn-out obligations	(33)
Changes in fair value of non-contingent earn-out obligations	(117)
Transferred out of Level 3	(1,958)
Balance at October 25, 2020	$—
The convertible debt investments are valued utilizing a combination of estimates that are based on the estimated discounted cash flows associated with the debt and the fair value of the equity into which the debt may be converted, all of which are Level 3 inputs.
The following table presents a reconciliation of the changes in the convertible debt investments in the nine months ended October 25, 2020:

(in thousands)
Balance at January 26, 2020	$10,700
Additions	2,500
Increase in credit loss reserve	(2,719)
Interest accrued	752
Balance at October 25, 2020	$11,233

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
Investment Impairments and Credit Loss Reserves
Upon the adoption of ASU 2016-13, the Company recorded expected credit loss reserves of $0.4 million related to its held-to-maturity debt securities. During the three and nine months ended October 25, 2020, the Company increased its expected credit loss reserves by $0.3 million and $2.7 million, respectively, for its held-to-maturity debt securities and available-for-sale debt securities. These increases were, in-part, due to the impact of the COVID-19 pandemic on early-stage development companies. The total credit loss reserve for the Company's held-to-maturity debt securities and available-for-sale debt securities was $3.2 million as of October 25, 2020. In addition, during the three and nine months ended October 25, 2020, the Company recorded zero and $2.9 million, respectively, of impairments on its non-marketable equity securities as the Company determined that these investments were other than temporarily impaired. During the three and nine months ended October 27, 2019, there were no impairments on the Company's non-marketable equity securities, held-to-maturity debt investments, or available-for-sale debt securities.

Note 6: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

(in thousands)	October 25, 2020	January 26, 2020
Raw materials	$3,054	$2,223
Work in progress	55,439	50,640
Finished goods	19,874	20,147
Inventories	$78,367	$73,010

Note 7: Goodwill and Intangible Assets
Goodwill
The carrying amounts of goodwill by applicable reporting unit were as follows:

(in thousands)	Signal Integrity	Wireless and Sensing	Protection	Total
Balance at January 26, 2020	$274,085	$72,128	$4,928	$351,141
Balance at October 25, 2020	$274,085	$72,128	$4,928	$351,141
Goodwill is not amortized, but is tested for impairment at the reporting unit level using either a qualitative or quantitative assessment on an annual basis during the fourth quarter of each fiscal year, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. As of October 25, 2020, there was no indication of impairment of the Company's goodwill balances.
Purchased Intangibles
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions, which are amortized over their estimated useful lives:

		October 25, 2020			January 26, 2020
(in thousands, except estimated useful life)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technologies	3-8 years	$43,300	$(29,946)	$13,354	$82,857	$(63,434)	$19,423
Customer relationships		—	—	—	6,000	(5,411)	589
Total finite-lived intangible assets		$43,300	$(29,946)	$13,354	$88,857	$(68,845)	$20,012
 Amortization expense of finite-lived intangible assets recorded in the Statements of Income for each period was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 25, 2020	October 27, 2019	October 25, 2020	October 27, 2019
Core technologies	$1,798	$3,337	$6,069	$10,971
Customer relationships	—	433	589	1,850
Total amortization expense	$1,798	$3,770	$6,658	$12,821
Future amortization expense of finite-lived intangible assets is expected as follows:

(in thousands)
Fiscal Year Ending:
Fiscal year 2021 (remaining three months)	$1,608
Fiscal year 2022	4,942
Fiscal year 2023	4,002
Fiscal year 2024	1,676
Fiscal year 2025	288
Thereafter	838
Total expected amortization expense	$13,354

Note 8: Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	Balance as of
(in thousands, except percentages)	October 25, 2020	January 26, 2020
Revolving loans	$185,000	$197,000
Debt issuance costs	(1,925)	(2,257)
Total long-term debt, net of debt issuance costs	$183,075	$194,743
Effective interest rate (1)	1.87%	2.95%
(1) The revolving loans bear interest at a variable rate based on LIBOR or a Base Rate, at the Company’s option, plus an applicable margin that varies based on the Company’s consolidated leverage ratio. In the first quarter of fiscal year 2021, the Company entered into an interest rate swap agreement that fixed the interest on the first $150.0 million of debt outstanding under the revolving loans at 1.9775%. As of October 25, 2020, the effective interest rate is a weighted-average rate that represents interest on the first $150.0 million of the debt outstanding at a fixed LIBOR rate of 0.7275% plus a margin of 1.25% (total fixed rate of 1.9775%), and the remainder of the debt outstanding at a variable rate based on the one-month LIBOR rate, which was 0.15% as of October 25, 2020, plus a margin of 1.25% (total variable rate of 1.40%). As of January 26, 2020, the interest rate was a variable rate based on the one-month LIBOR rate, which was 1.7% as of January 26, 2020, plus a margin of 1.25% (total variable rate of 2.95%).
On November 7, 2019, the Company, with certain of its domestic subsidiaries as guarantors, entered into an amended and restated credit agreement with the lenders party thereto and HSBC Bank USA, National Association, as administrative agent, swing line lender and letter of credit issuer in order to provide a more flexible borrowing structure by expanding the borrowing capacity of the revolving loans under the senior secured first lien credit facility (the "Credit Facility") to $600.0 million, eliminating the term loans under the prior facility and extending the maturity to November 7, 2024. As of October 25, 2020, the Company had $185.0 million outstanding under its Credit Facility, which had $415.0 million of undrawn borrowing capacity, and the Company was in compliance with the financial covenants required under the Credit Facility.
Interest expense was comprised of the following components for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands)	October 25, 2020	October 27, 2019	October 25, 2020	October 27, 2019
Contractual interest (1)	$888	$2,064	$3,457	$6,881
Amortization of debt discount and issuance costs	120	119	362	366
Total interest expense	$1,008	$2,183	$3,819	$7,247
(1) Contractual interest represents the interest on the Company's outstanding debt after giving effect to the interest rate swap agreement.
As of October 25, 2020, there were no amounts outstanding under the letters of credit, swing line loans and alternative currency sub-facilities.

Note 9: Income Taxes
The Company’s effective tax rate differs from the statutory federal income tax rate of 21% primarily due to the regional mix of income, return-to-provision adjustments, excess tax benefits from share-based compensation, withholding taxes on certain foreign earnings and research and development tax credits.
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (before the federal impact of state items) is as follows:

(in thousands)
Balance at January 26, 2020	$25,466
Additions/(decreases) based on tax positions related to the current fiscal year	278
Additions/(decreases) based on tax positions related to the prior fiscal years	1,240
Balance at October 25, 2020	$26,984
Included in the balance of gross unrecognized tax benefits at October 25, 2020 and January 26, 2020 are $9.9 million and $8.6 million, respectively, of net tax benefits (after the federal impact of state items), that, if recognized, would impact the effective tax rate, prior to consideration of any required valuation allowance.
The liability for UTP is reflected in the Balance Sheets as follows:

(in thousands)	October 25, 2020	January 26, 2020
Deferred tax assets - non-current	$15,736	$15,575
Other long-term liabilities	9,903	8,555
Total accrued taxes	$25,639	$24,130
The Company’s policy is to include net interest and penalties related to unrecognized tax benefits in the "Provision for income taxes" in the Statements of Income.
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
The Company’s regional income (loss) from continuing operations before taxes and equity in net gains of equity method investments was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 25, 2020	October 27, 2019	October 25, 2020	October 27, 2019
Domestic	$(2,054)	$(1,845)	$(19,065)	$(20,907)
Foreign	21,957	18,183	65,813	58,373
Total	$19,903	$16,338	$46,748	$37,466

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
The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 25, 2020	October 27, 2019	October 25, 2020	October 27, 2019
Operating lease cost	$1,178	$1,183	$3,533	$3,610
Short-term lease cost	—	81	—	242
Sublease income	(35)	(33)	(102)	(98)
Total lease cost	$1,143	$1,231	$3,431	$3,754

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
(in thousands)	October 25, 2020	October 27, 2019
Cash paid for amounts included in the measurement of lease liabilities	$3,546	$3,874
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,119	$149

October 25, 2020
Weighted-average remaining lease term–operating leases	4.53 years
Weighted-average discount rate on remaining lease payments–operating leases	6.8%
Supplemental balance sheet information related to leases was as follows:

	Balance as of
(in thousands)	October 25, 2020	January 26, 2020
Operating lease right-of-use assets in "Other assets"	$12,159	$10,958

Operating lease liabilities in "Accrued liabilities"	$3,643	$3,273
Operating lease liabilities in "Other long-term liabilities"	9,114	8,185
Total operating lease liabilities	$12,757	$11,458
Maturities of lease liabilities as of October 25, 2020 are as follows:

(in thousands)
Fiscal Year Ending:
2021 (remaining three months)	$1,241
2022	4,078
2023	2,639
2024	2,231
2025	2,103
Thereafter	2,611
Total lease payments	14,903
Less: imputed interest	(2,146)
Total	$12,757

As of October 25, 2020, we have entered into two additional operating leases with a total of $4.5 million lease liabilities that have not been recorded on our consolidated financial statements because the leases had not commenced as of the end of the third quarter of fiscal year 2021. Subsequent to October 25, 2020, both leases have commenced and have lease terms of 10 years.

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
The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based on the latest determinations by the RWQCB and the most recent actions taken pursuant to the remedial action plan, the Company estimates the range of probable loss between $6.4 million and $8.0 million. To date, the Company has made $5.2 million in payments towards the remedial action plan and, as of October 25, 2020, has a remaining accrual of $1.2 million related to this matter. Given the uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss. Therefore, the Company has recorded the minimum amount of probable loss. These estimates could change as a result of changes in planned remedial actions, further actions from the regulatory agency, remediation technology, and other factors.
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
The Company's liability for the deferred compensation plan is presented below:

(in thousands)	October 25, 2020	January 26, 2020
Accrued liabilities	$5,353	$1,365
Other long-term liabilities	36,279	35,243
Total deferred compensation liabilities under this plan	$41,632	$36,608
The Company has purchased whole life insurance on the lives of certain current deferred compensation plan participants. This Company-owned life insurance is held in a grantor trust and is intended to cover a majority of the Company's costs of the deferred compensation plan. The cash surrender value of the Company-owned life insurance was $25.8 million and $24.3 million as of October 25, 2020 and January 26, 2020, respectively, and is included in "Other assets" in the Balance Sheets.
Earn-out Liability
Pursuant to the terms of an amended earn-out arrangement ("Cycleo Earn-out") with the former shareholders of Cycleo SAS ("Cycleo Earn-out Beneficiaries"), which the Company acquired in March 2012, the Company must make payments based on the achievement of a combination of certain sales and operating income milestones over the period of April 27, 2015 to April 26, 2020. No payments have been made during the first nine months of fiscal year 2021 for the remaining earn-out milestone. Any payment for the earn-out is not expected to be material.
Restructuring
From time to time, the Company takes steps to realign the business to focus on high-growth areas, provide customer value and make the Company more efficient. As a result, the Company has re-aligned resources and infrastructure predominantly related to its wireless charging business, which resulted in restructuring expense of zero and $2.1 million in the three and nine months ended October 27, 2019, respectively, which were included in SG&A expenses in the Statements of Income. The Company did not have any restructuring expense during the three and nine months ended October 25, 2020.

Note 12: Concentration of Risk
The following significant customers accounted for at least 10% of net sales in one or more of the periods indicated:

	Three Months Ended		Nine Months Ended
(percentage of net sales)	October 25, 2020	October 27, 2019	October 25, 2020	October 27, 2019
Trend-tek Technology Ltd. (and affiliates)	16%	13%	17%	13%
Frontek Technology Corporation (and affiliates)	16%	12%	14%	11%
CEAC International Limited	10%	10%	11%	7%
Arrow Electronics (and affiliates)	9%	10%	9%	9%
Premier Technical Sales Korea, Inc. (and affiliates) (1)	6%	8%	6%	7%
Samsung Electronics (and affiliates) (1)	3%	4%	2%	5%
(1) Premier is a distributor with a concentration of sales to Samsung. The above percentages represent the Company's estimate of the sales activity related to Samsung that is passing through this distributor.
The following table shows the customers that had an outstanding receivable balance that represented at least 10% of total net receivables as of one or more of the dates indicated:

	Balance as of
(percentage of net receivables)	October 25, 2020	January 26, 2020
Trend-tek Technology Ltd (and affiliates)	16%	13%
CEAC International Limited	11%	11%
Frontek Technology Corporation (and affiliates)	10%	11%
Outside Subcontractors and Suppliers
The Company relies on a limited number of third-party subcontractors and suppliers for the production of silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, including due to the COVID-19 pandemic or natural disasters such as an earthquake or other causes, have delayed and could delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. Several of the Company’s third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Israel and South Korea. A significant amount of the Company’s assembly and test operations are conducted by third-party contractors in China, Malaysia, Taiwan, Thailand, South Korea and the Philippines. During the three months ended October 25, 2020 and October 27, 2019, approximately 15% and 30%, respectively, of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in China, and approximately 4% and 10%, respectively, of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in Israel. During the nine months ended October 25, 2020 and October 27, 2019, approximately 18% and 23%, respectively, of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in China, and approximately 7% and 12%, respectively, of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in Israel. These percentages could be higher in future periods.

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
Net sales by segment were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 25, 2020	October 27, 2019	October 25, 2020	October 27, 2019
Semiconductor Products Group	$154,082	$141,011	$430,444	$409,511
Total	$154,082	$141,011	$430,444	$409,511
The following table presents a reconciliation of operating income by segment to consolidated income before taxes. Historical amounts have been adjusted to conform to the current presentation:

	Three Months Ended		Nine Months Ended
(in thousands)	October 25, 2020	October 27, 2019	October 25, 2020	October 27, 2019
Semiconductor Products Group	$37,668	$33,904	$100,584	$94,037
Operating income by segment	37,668	33,904	100,584	94,037
Items to reconcile segment operating income to consolidated income before taxes:
Share-based compensation	13,538	13,055	36,103	37,458
Intangible amortization	1,798	3,770	6,658	12,821
Investment impairments and credit loss reserves	335	—	5,450	—
Changes in the fair value of contingent earn-out obligations	—	(152)	(33)	(2,313)
Restructuring and other reserves	—	—	502	2,711
Litigation cost, net of recoveries	558	205	809	930
Transaction and integration related	292	(851)	539	617
Interest expense	1,008	2,183	3,819	7,247
Non-operating expense (income), net	236	(644)	(11)	(2,900)
Income before taxes and equity in net gains of equity method investments	$19,903	$16,338	$46,748	$37,466
Information by Product Line
The Company operates exclusively in the semiconductor industry and primarily within the analog and mixed-signal sector.
The table below provides net sales activity by product line on a comparative basis:

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	October 25, 2020		October 27, 2019		October 25, 2020		October 27, 2019
Signal Integrity	$61,553	40%	$58,563	42%	$193,127	44%	$163,913	40%
Wireless and Sensing	51,145	33%	42,287	30%	122,933	29%	126,190	31%
Protection	41,384	27%	40,161	28%	114,384	27%	119,408	29%
Total net sales	$154,082	100%	$141,011	100%	$430,444	100%	$409,511	100%

Information by Sales Channel

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	October 25, 2020		October 27, 2019		October 25, 2020		October 27, 2019
Distributor	$125,610	82%	$107,383	76%	$346,103	80%	$287,642	70%
Direct	28,472	18%	33,628	24%	84,341	20%	121,869	30%
Total net sales	$154,082	100%	$141,011	100%	$430,444	100%	$409,511	100%
Generally, the Company does not have long-term contracts with its distributors and most can terminate their agreement with little or no notice. For the third quarter of fiscal year 2021, the Company's largest distributors were based in Asia.
Geographic Information
Net sales activity by geographic region was as follows:

	Three Months Ended		Nine Months Ended
(percentage of total net sales)	October 25, 2020	October 27, 2019	October 25, 2020	October 27, 2019
Asia-Pacific	80%	75%	80%	76%
North America	12%	16%	12%	15%
Europe	8%	9%	8%	9%
	100%	100%	100%	100%
The Company attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total net sales for at least one of the periods presented:

	Three Months Ended		Nine Months Ended
(percentage of total net sales)	October 25, 2020	October 27, 2019	October 25, 2020	October 27, 2019
China (including Hong Kong)	58%	50%	59%	52%
United States	10%	10%	10%	10%
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

Note 14: Stock Repurchase Program
The Company maintains a stock repurchase program that was initially approved by its Board of Directors in March 2008. The stock repurchase program does not have an expiration date and the Company’s Board of Directors has authorized expansion of the program over the years. The following table summarizes activity under the program for the presented periods:

	Three Months Ended				Nine Months Ended
	October 25, 2020		October 27, 2019		October 25, 2020		October 27, 2019
(in thousands, except number of shares)	Shares	Amount Paid	Shares	Amount Paid	Shares	Price Paid	Shares	Price Paid
Shares repurchased under the stock repurchase program	439,921	$24,046	477,262	$22,526	1,527,834	$66,433	925,743	$42,636

On May 24, 2018, the Company's Board of Directors authorized the expansion of the stock repurchase program by $250.0 million. As of October 25, 2020, the Company had repurchased $404.2 million in shares of its common stock under the program since inception and the remaining authorization under the program was $44.2 million. Under the program, the Company may repurchase its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. The Company’s repurchases may be made through Rule 10b5-1 and/or Rule 10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. The Company intends to fund repurchases under the program from cash on hand. The Company has no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.

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
The Company's foreign exchange contracts had the following outstanding balances:

	Balance as of
(in thousands, except number of instruments data)	October 25, 2020				January 26, 2020
Foreign Exchange Contracts	Number of Instruments	Sell Notional Value	Buy Notional Value		Number of Instruments	Sell Notional Value	Buy Notional Value
Sell USD/Buy CAD Forward Contract	3	$4,287	C$	6,000	—	$—	C$	—
Sell USD/Buy GBP Forward Contract	3	$2,255		£1,800	—	$—		£—
Total	6				—
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
In the first quarter of fiscal year 2021, the Company entered into an interest rate swap agreement with a three-year term to hedge the variability of interest payments on the first $150.0 million of debt outstanding under the Company's Credit Facility. Interest payments on $150.0 million of the Company's debt are now fixed at a rate of 1.9775%, based on the Company's current leverage ratio. The interest rate swap agreement has been designated as a cash flow hedge and unrealized gains or losses, net of income tax, are recorded as a component of AOCI in the Balance Sheets. As the various settlements are made on a monthly basis, the realized gain or loss on the settlements are recorded in "Interest expense" in the Statements of Income. The realized loss on the interest rate swap agreement was not material for the three and nine months ended October 25, 2020.
The fair values of the Company's derivative assets and liabilities that qualify as cash flow hedges in the Balance Sheets were as follows:

	Balance as of
(in thousands)	October 25, 2020	January 26, 2020
Foreign currency forward contracts	$377	$—
Total other current assets	$377	$—

Interest rate swap agreement	$813	$—
Total accrued liabilities	$813	$—

Interest rate swap agreement	$1,041	$—
Total other long-term liabilities	$1,041	$—

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
The impact of the corrections on the Company's Statements of Income and Statements of Comprehensive Income for the three and nine months ended October 27, 2019, are presented in the table below:

	Three Months Ended		Nine Months Ended
	October 27, 2019		October 27, 2019
(in thousands, except per share data)	As Reported	As Corrected	As Reported	As Corrected
Selling, general and administrative	$33,795	$37,777	$112,047	$120,074
Product development and engineering	$26,670	$26,976	$79,322	$80,012
Total operating costs and expenses	$64,083	$68,371	$201,877	$210,594
Operating income	$22,165	$17,877	$50,530	$41,813
Income before taxes and equity in net gains of equity method investments	$20,626	$16,338	$46,183	$37,466
Provision for income taxes	$3,379	$2,693	$10,033	$8,638
Net income before equity in net gains of equity method investments	$17,247	$13,645	$36,150	$28,828
Net income	$17,599	$13,997	$36,259	$28,937
Earnings per share:
Basic	$0.27	$0.21	$0.55	$0.44
Diluted	$0.26	$0.21	$0.54	$0.43

Comprehensive income	$18,025	$14,423	$36,551	$29,229
There was no impact to the Company's Balance Sheets or to total operating cash flows in the Statements of Cash Flows for any periods presented in this Quarterly Report on Form 10-Q.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following "Management’s Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with our interim unaudited condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this "Quarterly Report"), and the "Special Note Regarding Forward-Looking and Cautionary Statements" in this Quarterly Report.
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
Our net sales by product line were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 25, 2020	October 27, 2019	October 25, 2020	October 27, 2019
Signal Integrity	$61,553	$58,563	$193,127	$163,913
Wireless and Sensing	51,145	42,287	122,933	126,190
Protection	41,384	40,161	114,384	119,408
Total	$154,082	$141,011	$430,444	$409,511

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
We believe our liquidity position will allow us to withstand some of the uncertainties in the current environment. As of October 25, 2020, we had $262.3 million of cash and cash equivalents and $415.0 million of undrawn capacity on our credit facility. Our business is structured in a manner that is not capital intensive, which enhances our ability to preserve our overall liquidity even if conditions were to deteriorate further.
As a result of the COVID-19 pandemic, we continue to evaluate the impact on long-lived assets, such as goodwill and intangible assets for possible impairment. We did not record a goodwill impairment charge during the first nine months of fiscal year 2021. We recorded $0.3 million and $5.5 million of investment impairments and credit loss reserves during the three and nine months ended October 25, 2020, respectively, some of which were in part due to the impact of the COVID-19 pandemic on our investees.
Although some of the government measures implemented to reduce the spread of the virus have been lifted or scaled back, a recent resurgence of COVID-19 in the United States and some other countries has resulted in the reinstatement of restrictions and may lead to other restrictions being reinstated in a response to efforts to reduce the spread of the virus. The COVID-19 pandemic has negatively impacted our financial results for the first nine months of fiscal year 2021 compared to the same period last year by decreasing sales in the high-end consumer and industrial end markets and increasing impairments. We expect it to continue to have an adverse impact on our financial results. We believe, however, that our strong liquidity position, continued strong bookings, and a predominantly fabless business model will help us to navigate through these uncertain times.

Factors Affecting Our Performance
Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and "just-in-time" deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Orders received and shipped in the third quarters of fiscal years 2021 and 2020 represented 26% and 42% of net sales, respectively. Sales made directly to customers during the third quarters of fiscal years 2021 and 2020 were 18% and 24% of net sales, respectively. The remaining sales were made through independent distributors. Our business relies on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan and Israel. For the third quarters of fiscal years 2021 and 2020, approximately 15% and 30%, respectively, of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in China, and approximately 4% and 10%, respectively, of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in Israel. Our concentration of wafer purchases from China has decreased as a percentage of total wafer purchases due to our strategy to diversify our supply base to improve business continuity. Foreign sales constituted approximately 90% of our net sales during the third quarters of fiscal years 2021 and 2020. Approximately 80% and 75% of sales during the third quarters of fiscal years 2021 and 2020, respectively, were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.
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
We are continuing to monitor the near term geopolitical uncertainty and export restrictions on shipments to certain customers, such as Huawei Technologies Co., Ltd. ("Huawei") and certain of its affiliates. On May 15, 2020, the U.S. Department of Commerce issued an interim final rule (the final rule was issued on August 17, 2020) that amended the Export Administration Regulations ("EAR") to expand the controls on foreign-produced direct products based on certain U.S. software and technology and sold to or for Huawei, which we expect will further impact our ability to ship to Huawei, as well as certain other customers who we believe incorporate our products into their products sold to Huawei. As of the date of this report, we are unable to predict the magnitude of the impact or duration of the export restrictions imposed on Huawei and the corresponding future effects on our business. The following and above discussions reflect our current assessment of the near-term impact of these uncertainties, as well as the recent COVID-19 pandemic.

Results of Operations
The following table sets forth, for the periods indicated, our Statements of Income expressed as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	October 25, 2020	October 27, 2019	October 25, 2020	October 27, 2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	39.0%	38.8%	38.9%	38.4%
Gross profit	61.0%	61.2%	61.1%	61.6%
Operating costs and expenses:
Selling, general and administrative	27.8%	26.8%	26.9%	29.3%
Product development and engineering	18.1%	19.1%	19.7%	19.5%
Intangible amortization	1.2%	2.7%	1.5%	3.1%
Changes in the fair value of contingent earn-out obligations	—%	(0.1)%	—%	(0.6)%
Total operating costs and expenses	47.1%	48.5%	48.1%	51.4%
Operating income	13.9%	12.7%	13.0%	10.2%
Interest expense	(0.7)%	(1.5)%	(0.9)%	(1.8)%
Non-operating (expense) income, net	(0.2)%	0.5%	—%	0.7%
Investment impairments and credit loss reserves	(0.2)%	—%	(1.3)%	—%
Income before taxes and equity in net gains of equity method investments	12.9%	11.6%	10.9%	9.1%
Provision for income taxes	1.0%	1.9%	0.6%	2.1%
Net income before equity in net gains of equity method investments	11.9%	9.7%	10.3%	7.0%
Equity in net gains of equity method investments	0.1%	0.2%	—%	—%
Net income	12.0%	9.9%	10.3%	7.1%
Net loss attributable to noncontrolling interest	—%	—%	—%	—%
Net income attributable to common stockholders	12.0%	9.9%	10.3%	7.1%
Percentages may not add precisely due to rounding.
Our regional mix of income (loss) from continuing operations before taxes and equity in net gains of equity method investments was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 25, 2020	October 27, 2019	October 25, 2020	October 27, 2019
Domestic	$(2,054)	$(1,845)	$(19,065)	$(20,907)
Foreign	21,957	18,183	65,813	58,373
Total	$19,903	$16,338	$46,748	$37,466
Domestic performance from continuing operations includes higher levels of share-based compensation compared to foreign operations.

Comparison of the Three Months Ended October 25, 2020 and October 27, 2019
As noted above in "Overview", we revised the end market categories for our net sales at the beginning of the first quarter of fiscal year 2021. All net sales amounts shown below for our end markets, including periods prior to the first quarter of fiscal year 2021, have been reclassified to conform to our current classification of end markets. The following table summarizes our net sales by major end market:

	Three Months Ended
(in thousands)	October 25, 2020		October 27, 2019
Infrastructure	$58,916	39%	$54,925	39%
High-End Consumer	45,321	29%	38,073	27%
Industrial	49,845	32%	48,013	34%
Total	$154,082	100%	$141,011	100%
Net Sales
Net sales for the third quarter of fiscal year 2021 were $154.1 million, an increase of 9.3% compared to $141.0 million for the third quarter of fiscal year 2020. During the third quarter of fiscal year 2021, we experienced strong demand across all three end markets. In our high-end consumer end market, stronger sales were driven by mobile applications such as proximity sensing products, particularly in China. Increases in our infrastructure end market were primarily driven by data center demand by cloud and hyperscale providers. The increase in our industrial end market was driven by higher LoRa enabled product sales, partially offset by lower broadcast application sales, due to the adverse impact of COVID-19 on large venue events.
Despite the ongoing COVID-19 pandemic, our bookings remained strong during the first nine months of fiscal year 2021. Based on booking trends and our backlog entering the quarter, we estimate net sales for the fourth quarter of fiscal year 2021 to be between $153.0 million and $163.0 million. The range of guidance reflects continued uncertainty regarding macro-related events and those associated with the COVID-19 pandemic discussed above.
Gross Profit
For the third quarter of fiscal year 2021, gross profit increased to $94.1 million from $86.2 million for the third quarter of fiscal year 2020 driven by higher net sales. Gross margins were 61.0% for the third quarter of fiscal year 2021 compared to 61.2% for the third quarter of fiscal year 2020. This decrease in gross margins was primarily due to changes in product mix. For the third quarter of fiscal year 2021, our gross margins remained within our target range. For the fourth quarter of fiscal year 2021, we expect our gross margins to be in the range of 60.5% to 61.6%.
Operating Costs and Expenses

	Three Months Ended				Change
(in thousands, except percentages)	October 25, 2020		October 27, 2019
Selling, general and administrative	$42,891	59%	$37,777	55%	14%
Product development and engineering	27,890	38%	26,976	39%	3%
Intangible amortization	1,798	3%	3,770	6%	(52)%
Changes in the fair value of contingent earn-out obligations	—	—%	(152)	—%	100%
Total operating costs and expenses	$72,579	100%	$68,371	100%	6%
Selling, General and Administrative Expenses
Selling, general, and administrative ("SG&A") expenses increased for the third quarter of fiscal year 2021 compared to the same quarter of fiscal year 2020 primarily as a result of higher staffing related expenses, including higher supplemental compensation costs.
Product Development and Engineering Expenses
Product development and engineering expenses increased for the third quarter of fiscal year 2021 compared to the third quarter of fiscal year 2020 as a result of fluctuations in the timing of development activities and higher staffing related costs. The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period-over-period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services, which are typically recorded as a reduction to product development and engineering expense.
Intangible Amortization
Intangible amortization was $1.8 million and $3.8 million for the third quarters of fiscal years 2021 and 2020, respectively. This decrease was primarily due to certain finite-lived intangible assets associated with the acquisitions of Gennum Corporation, Triune Systems, L.L.C. and AptoVision Technologies, Inc. that had become fully amortized during fiscal years 2020 and 2021.

Changes in the Fair Value of Contingent Earn-out Obligations
The change in the fair value of contingent earn-out obligations for the third quarter of fiscal year 2021 compared to the third quarter of fiscal year 2020 reflects the impact of changes in the estimated probability of achievement of earn-out targets for Cycleo SAS.
Interest Expense
Interest expense, including amortization of debt discounts and issuance costs, was $1.0 million and $2.2 million for the third quarters of fiscal years 2021 and 2020, respectively. This decrease was primarily due to lower interest rates and lower overall debt levels. As a result of the interest rate swap agreement we entered into in the first quarter of fiscal year 2021, the interest rate on the first $150.0 million of debt outstanding under our revolving credit facility, or approximately 81% of our debt outstanding as of October 25, 2020, is fixed at a rate of 1.9775%, based on our current leverage ratio.
Investment Impairments and Credit Loss Reserves
During the third quarter of fiscal year 2021, investment impairments and credit loss reserves totaled a loss of $0.3 million and primarily reflected adjustments to our reserve for current expected credit losses. We had no investment impairments or changes in credit loss reserves during the third quarter of fiscal year 2020.
Provision for Income Taxes
The effective tax rates for the third quarters of fiscal years 2021 and 2020 were a provision rate of 7.9% and a provision rate of 16.1%, respectively. In the third quarter of fiscal year 2021, we recorded an income tax expense of $1.6 million, compared to an income tax expense of $2.7 million in the third quarter of fiscal year 2020. The effective tax rate in the third quarter of fiscal year 2021 differs from the statutory federal income tax rate of 21% primarily due to a regional mix of income, return-to-provision adjustments, excess tax benefits from share-based compensation, withholding taxes on certain foreign earnings and research and development tax credits. The effective tax rate in the third quarter of fiscal year 2020 differs from the statutory federal income tax rate of 21% primarily due to regional mix of income and the impact of final regulations on the U.S. transition tax.
As a global organization, we are subject to audit by taxing authorities in various jurisdictions. To the extent that an audit, or the closure of a statute of limitations, results in adjusting our reserves for uncertain tax positions, our effective tax rate could experience extreme volatility since any adjustment would be recorded as a discrete item in the period of adjustment.
Comparison of the Nine Months Ended October 25, 2020 and October 27, 2019
As noted above in "Overview", we revised the end market categories for our net sales at the beginning of the first quarter of fiscal year 2021. All net sale amounts shown below for our end markets, including periods prior to the first quarter of fiscal year 2021, have been reclassified to conform to our current classification of end markets. The following table summarizes our net sales by major end market:

	Nine Months Ended
(in thousands, except percentages)	October 25, 2020		October 27, 2019
Infrastructure	$185,083	43%	$152,490	37%
High-End Consumer	112,507	26%	121,134	30%
Industrial	132,854	31%	135,887	33%
Total	$430,444	100%	$409,511	100%
Net Sales
Net sales for the first nine months of fiscal year 2021 were $430.4 million, an increase of 5.1% compared to $409.5 million for the first nine months of fiscal year 2020. During the first nine months of fiscal year 2021, we experienced strong demand in our infrastructure end market, primarily driven by data center demand by cloud and hyperscale providers and increased 10G PON sales. These increases were partially offset by a decline in our high-end consumer end market, primarily within mobile applications and partially attributable to COVID-19 closures at certain customer sites. Our industrial end market also declined versus the prior year, primarily due to lower broadcast application sales, driven by the adverse impact of COVID-19 on large venue events. This was partially offset by higher LoRa enabled product sales.
Gross Profit
For the first nine months of fiscal year 2021, gross profit increased to $263.1 million from $252.4 million for the first nine months of fiscal year 2020 as a result of higher sales. Gross margins were 61.1% for the first nine months of fiscal year 2021 compared to 61.6% for the first nine months of fiscal year 2020, reflecting a slightly unfavorable product mix.

Operating Costs and Expenses

	Nine Months Ended				Change
(in thousands, except percentages)	October 25, 2020		October 27, 2019
Selling, general and administrative	$115,746	56%	$120,074	57%	(4)%
Product development and engineering	84,696	41%	80,012	38%	6%
Intangible amortization	6,658	3%	12,821	6%	(48)%
Changes in the fair value of contingent earn-out obligations	(33)	—%	(2,313)	(1)%	99%
Total operating costs and expenses	$207,067	100%	$210,594	100%	(2)%
Selling, General and Administrative Expenses
SG&A expenses decreased for the first nine months of fiscal year 2021 compared to the first nine months of fiscal year 2020 primarily as a result of lower share-based compensation expense, as well as reduced travel expenses due to COVID-19. Additionally, certain restructuring costs of $2.1 million were recorded in the first nine months of fiscal 2020, which did not repeat in the current year.
Product Development and Engineering Expenses
Product development and engineering expenses increased in the first nine months of fiscal year 2021 compared to the first nine months of fiscal year 2020 as a result of fluctuations in the timing of development activities and higher supplemental compensation. The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services, which are typically recorded as a reduction to product development and engineering expense.
Intangible Amortization
Intangible amortization was $6.7 million and $12.8 million for the first nine months of fiscal years 2021 and 2020, respectively. This decrease was primarily due to certain finite-lived intangible assets associated with the acquisition of Gennum Corporation, Triune Systems, LLC and AptoVision Technologies, Inc. that had become fully amortized during fiscal years 2020 and 2021.
Changes in the Fair Value of Contingent Earn-out Obligations
The change in the fair value of contingent earn-out obligations for the first nine months of fiscal year 2021 compared to the first nine months of fiscal year 2020 reflects the impact of changes in the estimated probability of achievement of earn-out targets for AptoVision Technologies, Inc. and Cycleo SAS.
Interest Expense
Interest expense, including amortization of debt discounts and issuance costs, was $3.8 million and $7.2 million for the first nine months of fiscal years 2021 and 2020, respectively. This decrease was primarily due to lower interest rates and lower overall debt levels. As a result of the interest rate swap agreement we entered into in the first quarter of fiscal year 2021, the interest rate on the first $150.0 million of debt outstanding under our revolving credit facility, or approximately 81% of our debt outstanding as of October 25, 2020, is fixed at a rate of 1.9775%, based on our current leverage ratio.
Investment Impairments and Credit Loss Reserves
During the first nine months of fiscal year 2021, investment impairments and credit loss reserves totaled a loss of $5.5 million. We increased our current expected credit loss reserve by $2.7 million for our held-to-maturity debt securities and available-for-sale debt securities consisting of our convertible debt investments in privately-held companies, in part, due to the adverse impact of COVID-19 on these early-stage companies. In addition, we tested our equity investments for other-than-temporary impairment and the results of this analysis indicated that three of our investments were other than temporarily impaired by an aggregate amount of $2.9 million. We had no investment impairments or changes in credit loss reserves during the first nine months of fiscal year 2020.

Provision for Income Taxes
The effective tax rates for the first nine months of fiscal years 2021 and 2020 were a provision rate of 5.4% and a provision rate of 23.0%, respectively. In the first nine months of fiscal year 2021, we recorded a provision of $2.5 million, compared to a provision of $8.6 million in the first nine months of fiscal year 2020. The effective tax rate in the first nine months of fiscal year 2021 was lower than the effective tax rate in the first nine months of fiscal year 2020 primarily due to the impact of the final regulations of the U.S. transition tax that went into effect during fiscal year 2020. The effective tax rate in the first nine months of fiscal year 2021 differs from the statutory federal income tax rate of 21% primarily due to a regional mix of income, return-to-provision adjustments, excess tax benefits from share-based compensation, withholding taxes on certain foreign earnings and research and development tax credits. The effective tax rate in the first nine months of fiscal year 2020 differs from the statutory federal income tax rate of 21% primarily due to regional mix of income and the impact of the final regulations on the U.S. transition tax.
Liquidity and Capital Resources
Our capital requirements depend on a variety of factors including, but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; sales growth or decline; potential acquisitions: the general economic environment in which we operate and our ability to generate cash flow from operations, which are more uncertain as a result of the COVID-19 pandemic and its impact on the general economy. Our liquidity needs during this uncertain time will depend on multiple factors, including our ability to continue operations and production of our products, the COVID-19 pandemic's effects on our customers, the availability of sufficient amounts of financing, and our operating performance. We believe that we have the financial resources necessary to meet business requirements for the next twelve months, including funds needed for working capital requirements.
As of October 25, 2020, our total stockholders’ equity was $676.4 million. At that date, we also had $262.3 million in cash and cash equivalents and $415.0 million of undrawn capacity on our Credit Facility (as defined below).
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
A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of October 25, 2020, our foreign subsidiaries held approximately $167.3 million of cash and cash equivalents, compared to $261.9 million at January 26, 2020. In connection with the enactment of the Tax Cuts and Jobs Act, all historic and current foreign earnings are taxed in the U.S. and are subject to a 5% withholding tax, if repatriated. In fiscal year 2018, we determined that we would repatriate back to the U.S. approximately $240.0 million of foreign earnings, which was completed in the second quarter of fiscal year 2021. In the second quarter of fiscal year 2021, we determined an additional $50 million of current earnings will not be permanently reinvested. As of October 25, 2020, our foreign subsidiaries had $547.9 million of unremitted earnings for which no taxes have been provided. Those historical earnings have been and are expected to continue to be permanently reinvested.
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
In summary, our cash flows for each period were as follows:

	Nine Months Ended
(in thousands)	October 25, 2020	October 27, 2019
Net cash provided by operating activities	$91,676	$73,361
Net cash used in investing activities	(32,399)	(29,672)
Net cash used in financing activities	(90,330)	(72,752)
Net decrease in cash and cash equivalents	$(31,053)	$(29,063)
Operating Activities
Net cash provided by operating activities is driven by net income adjusted for non-cash items and fluctuations in operating assets and liabilities.

Operating cash flows for the first nine months of fiscal year 2021 were favorably impacted by a 5.1% increase in net sales, compared to the first nine months of fiscal year 2020 and adversely impacted by $11.0 million of withholding taxes paid on cash repatriated during the year. Operating cash flows for the first nine months of fiscal year 2020 were adversely impacted by $9.3 million of cash-settled equity payments and favorably impacted by $1.0 million of proceeds received from the settlement of the HiLight lawsuit.
Investing Activities
Net cash used in investing activities was primarily attributable to capital expenditures and purchases of investments, net of proceeds from sales of property, plant and equipment and proceeds from sales of investments.
Capital expenditures were $21.8 million for the first nine months of fiscal year 2021, compared to $20.4 million for the first nine months of fiscal year 2020. In the first nine months of fiscal years 2021 and 2020, we made significant investments to update and expand our production capabilities, including the $4.0 million purchase of a facility in Colorado in fiscal year 2020.
In the first nine months of fiscal year 2021, we paid $10.9 million for strategic investments, including investments in companies that are enabling the LoRa and LoRaWAN®-based ecosystem, compared to $9.6 million of investments in the first nine months of fiscal year 2020.
Financing Activities
Net cash used in financing activities is primarily attributable to repurchases of outstanding common stock, payments related to employee share-based compensation payroll taxes and principal payments related to our long-term debt, offset by proceeds from stock option exercises.
In the first nine months of fiscal year 2021, we paid $17.0 million for employee share-based compensation payroll taxes and received $5.1 million in proceeds from the exercise of stock options, compared to payments of $20.5 million for employee share-based compensation payroll taxes and proceeds of $4.4 million from the exercise of stock options in the first nine months of fiscal year 2020. We do not directly control the timing of the exercise of stock options. Such exercises are independent decisions made by grantees and are influenced most directly by the stock price and the expiration dates of stock option awards. Such proceeds are difficult to forecast, resulting from several factors that are outside our control. We believe that such proceeds will remain a nominal source of cash in the future.
Stock Repurchase Program
We currently have in effect a stock repurchase program that was initially approved by our Board of Directors in March 2008. On May 24, 2018, our Board of Directors increased the authorization by $250.0 million. This program represents one of our principal efforts to return value to our stockholders. We repurchased 1,527,834 shares under this program in the first nine months of fiscal year 2021 for $66.4 million. In the first nine months of fiscal year 2020, we repurchased 925,743 shares under this program for $42.6 million. As of October 25, 2020, the remaining authorization under this program was $44.2 million.
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
In the first nine months of fiscal year 2021, we made payments that totaled $12.0 million on our Credit Facility, compared to payments on our previous term loans that totaled $14.1 million in the first nine months of fiscal year 2020. As of October 25, 2020, we had $185.0 million of outstanding borrowings on our Credit Facility, which had $415.0 million of undrawn capacity.
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
In the first quarter of fiscal year 2021, we entered into an interest rate swap agreement with a three-year term to hedge the variability of interest payments on the first $150.0 million of debt outstanding under our Credit Facility. As a result of the swap agreement, interest payments on the first $150.0 million of our debt outstanding under the Credit Facility are fixed at 1.9775%, based on our current leverage ratio.

No amortization is required with respect to the revolving loans and we may voluntarily prepay borrowings at any time and from time to time, without premium or penalty, other than customary "breakage costs" and fees for LIBOR-based loans.
The Credit Agreement contains customary covenants, including limitations on our ability to, among other things, incur indebtedness, create liens on assets, engage in certain fundamental corporate changes, make investments, repurchase stock, pay dividends or make similar distributions, engage in certain affiliate transactions, or enter into agreements that restrict our ability to create liens, pay dividends or make loan repayments. In addition, we must comply with financial covenants, including maintaining a maximum consolidated leverage ratio, determined as of the last day of each fiscal quarter, of 3.50 to 1.00 or less, provided that, such maximum consolidated leverage ratio may be increased to 4.00 to 1.00 for the four consecutive fiscal quarters ending on or after the date of consummation of a permitted acquisition that constitutes a "Material Acquisition" under the Credit Agreement, subject to the satisfaction of certain conditions. As of October 25, 2020, we were in compliance with the financial covenants in our Credit Agreement.
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
We do not have any unconsolidated subsidiaries or affiliated entities. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity or market or credit risk support. We do not engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the unaudited condensed consolidated financial statements.
Contractual Obligations
There were no material changes in our contractual obligations during the first nine months of fiscal year 2021 from those disclosed in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 26, 2020 filed with the SEC on March 20, 2020 (our "Annual Report").
Critical Accounting Policies and Estimates
Our critical accounting policies are disclosed in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of our Annual Report. There have been no significant changes to our policies during the nine months ended October 25, 2020. For a discussion of recent accounting pronouncements, see Note 1 to our interim unaudited condensed consolidated financial statements.
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
We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign exchange rates of 10% for all currencies could be experienced in the near-term. These reasonably possible adverse changes were applied to our total monetary assets and liabilities denominated in currencies other than our functional currency as of the third quarter of fiscal year 2021. The adverse impact these changes would have had (after taking into account balance sheet hedges only) on our income before taxes is $0.9 million.

We are subject to interest rate risk in connection with the outstanding debt under our Credit Facility, which bears interest at variable rates as of October 25, 2020. In the first quarter of fiscal year 2021, we entered into an interest rate swap agreement with a three-year term to hedge the variability of interest payments on the first $150.0 million of debt outstanding under our Credit Facility. As a result of the swap agreement, interest payments on the first $150.0 million of our debt outstanding under the Credit Facility are fixed at 1.9775% based on our current leverage ratio. As of October 25, 2020, a one percentage point increase in LIBOR would not have a material impact on our interest expense as only $35.0 million of our outstanding debt balance remains subject to a floating rate.
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
Interest rates also affect our return on excess cash and investments. As of October 25, 2020, we had $262.3 million of cash and cash equivalents and $13.1 million of investments in debt securities. A majority of our cash and cash equivalents generate interest income based on prevailing interest rates, while our debt securities primarily accrue interest at fixed rates, generally ranging between three and twelve percent. Investments and cash and cash equivalents generated interest income of $0.5 million in the third quarter of fiscal year 2021. A significant change in interest rates would impact the amount of interest income generated from our cash and investments. It would also impact the market value of our investments.
Our investments are primarily subject to credit risk. Our investment guidelines prescribe credit quality, permissible investments, diversification, and duration restrictions. These restrictions are intended to limit risk by restricting our investments to high quality debt instruments with relatively short-term durations. Our investment strategy limits investment of new funds and maturing securities to U.S. Treasury, Federal agency securities, high quality money market funds and time deposits with our principal commercial banks. Outside of these investment guidelines, we also invest in a limited amount of debt securities in privately held companies that we view as strategic to our business. For example, many of these investments are in companies that are enabling the LoRa and LoRaWAN®-based ecosystem. We evaluate the credit risk of these investments on a quarterly basis and have recorded $2.7 million in current expected loss reverses related to the credit risk on our debt securities investments, for the nine months ended October 25, 2020.
ITEM 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our CEO and CFO concluded that, our disclosure controls and procedures were effective as of October 25, 2020.
Changes in Internal Controls
As of October 25, 2020, there were no changes to our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.Legal Proceedings
Information about legal proceedings is set forth in Note 11 to the interim unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

ITEM 1A.Risk Factors
Please carefully consider and evaluate all of the information in this Quarterly Report and the risk factors set forth in our Annual Report and in our Quarterly Report on Form 10-Q for the quarter ended July 26, 2020. If any of these risks actually occur, our business could be materially harmed. If our business is harmed, the trading price of our common stock could decline.
The risk factors associated with our business have not materially changed, as compared to the risk factors disclosed in our Annual Report and in our Quarterly Report on Form 10-Q for the quarter ended July 26, 2020.

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchase of Equity Securities
This table provides information with respect to purchases by us of shares of our common stock during the third quarter of fiscal year 2021.

Fiscal Month/Year	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
August 2020 (07/27/20-08/23/20)	—	$—	—	$68.2	million
September 2020 (08/24/20-09/20/20)	104,251	58.00	104,251	$62.2	million
October 2020 (09/21/20-10/25/20)	335,670	53.62	335,670	$44.2	million
Total activity	439,921	$54.66	439,921
(1)The Company maintains an active stock repurchase program that was initially approved by our Board of Directors in March 2008. The stock repurchase program does not have an expiration date and our Board of Directors has authorized expansion of the program over the years. As of October 25, 2020, we have repurchased $404.2 million in shares of our common stock under the program since inception and the current remaining authorization under our stock repurchase program is $44.2 million. Under our stock repurchase program, we may repurchase our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. Our repurchases may be made through Rule 10b5-1 and/or Rule10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. We intend to fund repurchases under the program from cash on hand. We have no obligation to repurchase any shares under the stock repurchase program and may suspend or discontinue it at any time.

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 25, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flow and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 25, 2020, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMTECH CORPORATION
Registrant

Date:	December 2, 2020	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer

Date:	December 2, 2020	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Executive Vice President and
Chief Financial Officer