Form 10-K
period 2021-01-31
SEMTECH CORP
filed 2021-03-24
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant (based upon the closing sale price of $51.69 on The Nasdaq Global Select Market) as of July 26, 2020 was approximately $2.6 billion. Stock held by directors, officers and stockholders owning 10% or more of the outstanding common stock (as reported by stockholders on Schedules 13D and 13G) were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.
Number of shares of our common stock, $0.01 par value per share, outstanding at March 19, 2021: 65,239,537.
____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement in connection with registrant’s annual meeting of stockholders to be held on June 10, 2021 to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended January 31, 2021 are incorporated by reference into Part III hereof.

SEMTECH CORPORATION
INDEX TO FORM 10-K
FOR THE YEAR ENDED JANUARY 31, 2021

Unless the context otherwise requires, the use of the terms "Semtech," "the Company," "we," "us" and "our" in this Annual Report on Form 10-K refers to Semtech Corporation and, as applicable, its consolidated subsidiaries. This Annual Report on Form 10-K may contain references to the Company’s trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies' trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other company.

Special Note
Regarding Forward-Looking and Cautionary Statements
This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, operating results, and liquidity. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as future financial performance, future operational performance, the anticipated impact of specific items on future earnings, and our plans, objectives and expectations. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "estimate," "should," "will," "designed to," "projections," or "business outlook," or other similar expressions constitute forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results and events to differ materially from those projected. Potential factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: the uncertainty surrounding the impact and duration of the COVID-19 pandemic on global economic conditions and on the Company's business and results of operations; competitive changes in the marketplace including, but not limited to, the pace of growth or adoption rates of applicable products or technologies; downturns in the business cycle; decreased average selling prices of the Company’s products; the Company’s reliance on a limited number of suppliers and subcontractors for components and materials; changes in projected or anticipated end-user markets; export restrictions and laws affecting the Company's trade and investments including with respect to Huawei and certain of its affiliates, and tariffs or the occurrence of trade wars; and the Company's ability to forecast and achieve anticipated net sales and earnings estimates in light of periodic economic uncertainty, including impacts arising from Asian, European and global economic dynamics.
Additionally, forward-looking statements should be considered in conjunction with the cautionary statements contained in this Annual Report on Form 10-K, including, without limitation, information under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" and additional factors that accompany the related forward-looking statements in this Annual Report on Form 10-K, in the Company's other filings with the U.S. Securities and Exchange Commission ("SEC"), and in material incorporated herein and therein by reference. In light of the significant risks and uncertainties inherent in the forward-looking information included herein that may cause actual performance and results to differ materially from those predicted, any such forward-looking information should not be regarded as representations or guarantees by the Company of future performance or results, or that its objectives or plans will be achieved, or that any of its operating expectations or financial forecasts will be realized. Reported results should not be considered an indication of future performance. Investors are cautioned not to place undue reliance on any forward-looking information contained herein, which reflect management's analysis only as of the date hereof. Except as required by law, the Company assumes no obligation to publicly release the results of any update or revision to any forward-looking statement that may be made to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated or future events, or otherwise.
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
Infrastructure: data centers, passive optical networks ("PON"), base stations, optical networks, servers, carrier networks, switches and routers, cable modems, wireless local area network ("LAN") and other communication infrastructure equipment.
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
Our end customers are primarily original equipment manufacturers ("OEMs") that produce and sell electronics.
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
Focus on fast-growing market segments and regions
We have chosen to target the analog and mixed-signal sub-segments of some of the most exciting and fastest growing end markets. We participate in these markets by focusing on specific product areas within the analog and mixed-signal market, including products for infrastructure, high-end consumer and industrial end markets. All of these markets are characterized by their need for leading-edge, high-performance analog and mixed-signal semiconductor technologies.
The infrastructure, high-end consumer and industrial end markets we supply are characterized by several trends that we believe drive demand for our products. The key trends that we believe are significant for our future growth include:
•Increasing bandwidth over high-speed networks, fueling growth in high speed multimedia transmission, as well as better connectivity;
•Demand for smaller, lighter, more highly integrated and feature-rich mobile devices; and
•Increasing demands for cloud and internet connectivity to low power sensors, enabling a more connected, intelligent and sustainable planet.
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
Leverage outsourced semiconductor fabrication capacity
We outsource most of our manufacturing in order to focus more of our resources on designing, developing and marketing our products. A significant amount of our third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in the United States ("U.S."), Taiwan, China and Israel. We believe that outsourcing provides us numerous benefits including, capital efficiency, the flexibility to adopt and leverage emerging process technologies without significant investment risk, and a more variable cost of goods, which provides us with greater operating flexibility.
Products and Technology
We design, develop, manufacture and market high-performance analog and mixed-signal semiconductors and advanced algorithms. We currently operate and account for results in one reportable segment through three product lines: Signal Integrity, Wireless and Sensing, and Protection.
Signal Integrity. We design, develop and market a portfolio of optical data communications and video transport products used in a wide variety of infrastructure and industrial applications. Our comprehensive portfolio of integrated circuits ("ICs") for data centers, enterprise networks, PON, and wireless base station optical transceivers and high-speed interfaces ranges from 100Mbps to 400Gbps and supports key industry standards such as Fibre Channel, Infiniband, Ethernet, PON and synchronous optical networks. Our video products offer advanced solutions for next generation high-definition broadcast applications, as well as highly differentiated video-over-IP technology for professional audio video ("Pro AV") applications.
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
Our net sales by product line were as follows:

	Fiscal Years
(in thousands)	2021	2020	2019
Signal Integrity	$255,640	$222,846	$276,040
Wireless and Sensing	177,534	167,454	190,589
Protection	161,943	157,212	182,068
Other: Warrant Shares (1)	—	—	(21,501)
Total	$595,117	$547,512	$627,196
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
Recent Acquisitions
On December 11, 2018, we, through our subsidiary Semtech (International) AG, a Swiss corporation, completed our acquisition of all of the outstanding equity interests of Trackio International AG, a Swiss corporation, and its subsidiaries (collectively, "TrackNet"), for an aggregate purchase price of approximately $8.5 million. TrackNet is a provider of LoRa-based end-to-end solutions for the IoT market and provides expertise and intellectual property that will be integrated into our business to support our goal of enabling the growing ecosystem around our LoRa Technology.
On May 2, 2018, we acquired substantially all of the assets of IC Interconnect, Inc. (“ICI”) for an aggregate purchase price of approximately $7.4 million. The addition of ICI is intended to enhance our U.S. research and development capabilities for our next-generation Z-Pak™ platform.
Semtech End Markets
Our products are sold primarily to customers in the infrastructure, high-end consumer and industrial end markets. Our net sales by major end market as a percentage of total net sales are detailed below:

	Fiscal Years
(percentage of net sales)	2021	2020	2019
Infrastructure	42%	38%	43%
High-End Consumer	27%	29%	28%
Industrial	31%	33%	32%
Other: Warrant Shares	—%	—%	(3)%
Total	100%	100%	100%
We believe that our diversity in end markets provides stability to our business and opportunity for growth.

The following table depicts our main product lines and their end market and product applications:

Typical End Product Applications
Product Groups	Infrastructure	High-End Consumer	Industrial
Signal Integrity	Optical module ICs supporting up to 400Gb/s for Ethernet, Fibre Channel protocols in data center and access applications, 4G/5G/LTE wireless applications, Telecom applications and Backplane CDRs and signal conditioners
Serial Digital Interconnect interface ICs for Broadcast Video, Video over IP technology for Pro AV applications

Wireless and Sensing		Smartphones, media players, tablets, digital/still video cameras, wearables	Automated meter readers, industrial automation, IoT, keyless entry, hearing aids

Protection	Servers, workstations, desktop PC/notebooks, ultrabooks, optical modules, printers, copiers, 4G/5G/LTE base stations, 1/10 Gb/s Ethernet	Smartphones, tablets, wearables, cameras, TVs, set top boxes	Industrial automation, measurement & instrumentation, automotive, IoT

Seasonality
Seasonality has not historically had a material impact on our business segments or results of operations.
Sales and Marketing
Net sales made directly to customers during fiscal years 2021, 2020 and 2019, were approximately 18%, 28% and 32% of total net sales, respectively. The remaining 82%, 72% and 68% of net sales were made through independent distributors. The decline in direct sales is due to customers electing to leverage the value of distribution to better manage their supply chain. We have direct sales personnel located throughout the U.S., Europe, and Asia who manage the sales activities of independent sales representative firms and independent distributors. We expense our advertising costs as they are incurred.
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

Customers, Sales Data and Backlog
As a result of the breadth of our products and markets, we have a broad and balanced range of customers.
Representative Customers by End Markets:

Infrastructure	High-End Consumer	Industrial
Alphabet Inc.	Huawei Technologies Co., Ltd.	Honeywell Inc.
Cisco Systems, Inc.	LG Electronics Inc.	Itron, Inc.
Ericsson	Quanta Computer	Panasonic Corp
Hewlett-Packard	Samsung Electronics Co., Ltd.	Raytheon Company
Huawei Technologies Co., Ltd.	Sharp Corporation	Rockwell Automation
LuxNet Corp		Sharp Corporation
Lumentum Holdings Inc.		Sonova International
Samsung Electronics Co., Ltd.		Sony Corp
Sumitomo Electric
ZTE Corporation
Our customers include major OEMs and their subcontractors in the infrastructure, high-end consumer and industrial end markets. Our products are typically purchased by these customers for their performance, price and/or technical support, as compared to our competitors.
In fiscal years 2021, 2020 and 2019, sales in the U.S. represented 10%, 9% and 11% of our sales, respectively, while foreign sales represented 90%, 91% and 89% of our sales, respectively. Sales to customers located in China (including Hong Kong) and South Korea comprised 60% and 7% of our sales, respectively, in fiscal year 2021. No other foreign country comprised more than 5% of our sales in fiscal year 2021.
Concentration of Net Sales - Significant Customers
The following table sets forth the concentration of sales among the customers that accounted for more than 10% of our net sales in at least one of the fiscal years 2021, 2020 and 2019:

	Fiscal Years
(percentage of net sales)	2021	2020	2019
Trend-tek Technology Ltd. (and affiliates)	17%	13%	14%
Frontek Technology Corporation (and affiliates)	16%	11%	11%
CEAC International Ltd. (and affiliates)	11%	8%	8%
Arrow Electronics (and affiliates)	9%	9%	10%
Samsung Electronics (and affiliates)	2%	4%	8%
Premier Technical Sales Korea, Inc. (and affiliates) (1)	6%	7%	4%
(1) Premier is a distributor with a concentration of sales to Samsung Electronics (and affiliates). The above percentages represent our estimate of the sales activity related to Samsung Electronics (and affiliates) that is passing through this distributor.
Concentration of Accounts Receivable - Significant Customers
The following table shows customers that had an outstanding receivable balance that represented at least 10% of total net receivables as of one or more of the dates indicated:

(percentage of net receivables)	January 31, 2021	January 26, 2020
Trend-tek Technology Ltd. (and affiliates)	14%	13%
CEAC International Ltd. (and affiliates)	14%	11%
Frontek Technology Corporation (and affiliates)	10%	11%

Backlog
Our backlog of orders as of the end of fiscal years 2021, 2020 and 2019 was approximately $161.4 million, $93.0 million and $72.6 million, respectively. The majority of our backlog is typically requested for delivery within six months. In markets where the end system life cycles are relatively short, customers typically request delivery in four to eight weeks. A backlog analysis at any given time gives little indication of our future business except on a short-term basis, principally within the next 45 days. We do not have any significant backlog with deliveries beyond 18 months.
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
We perform a limited amount of internal probe and final test activities at our facilities in Camarillo, Irvine and San Diego in California, Neuchâtel in Switzerland, and Reynosa in Mexico. These activities accommodate situations in which tight coupling with product design is desirable or where there are unique requirements. A majority of our very small form factor protection devices are packaged at our facilities in Colorado Springs, Colorado. Our packaged discrete rectifier products are packaged and tested in-house in Reynosa, Mexico. Almost all of our other products are packaged and tested by outside subcontractors.
In keeping with our mostly "fabless" business model, we have no wafer fabrication facilities except for our operation in Reynosa, Mexico. For fiscal year 2021, the Reynosa facility provided almost all of the silicon for our packaged discrete rectifier products, which were approximately 2% of our end product net sales. The remaining end products representing 98% of our net sales were supported with finished silicon wafers purchased from third-party wafer foundries primarily located in the U.S., Taiwan, China and Israel. We anticipate that substantially all of the silicon wafers we require will come from third-party foundries in fiscal year 2022.
Despite our use of third-party wafer foundries for sourcing a majority of our silicon needs, we do maintain internal process development capabilities. Our process engineers work closely with our third-party foundries on the improvement and development of process capabilities. In fiscal year 2021, we used various manufacturing processes, including Bipolar, CMOS, RF-CMOS and Silicon Germanium ("SiGe") BiCMOS processes.
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
In addition to our development and production facilities in Colorado Springs, Colorado, which provide assembly services for a majority of our very small form factor protection devices, we use third-party subcontractors to perform almost all of our other assembly and test operations. A majority of our offshore assembly and test activity is conducted by third-party subcontractors based in China, Malaysia, Taiwan, Thailand, South Korea and the Philippines. We have operations offices located in the Philippines, Malaysia and China that support and coordinate some of the worldwide shipment of products. We have installed our own test equipment at some of our packaging and testing subcontractors in order to ensure a certain level of capacity, assuming the subcontractor has ample employees to operate the equipment. We are monitoring the impact of the COVID-19 pandemic on our suppliers and third-party subcontractors and cannot determine the extent of the impact it may continue to have on our operations. See “Item 1A. Risk Factors - Risks Relating to Production Operations - We rely on a limited number of suppliers and subcontractors, many of which are foreign-based entities, for many essential components and materials and certain critical manufacturing services and any interruption or loss of supplies or services from these entities could significantly interrupt our business operations and the production of our products.”
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
Our industry is characterized by decreasing average unit selling prices over the life of a product as the volumes typically increase. However, price decreases can sometimes be quite rapid and faster than the rate of increase of the associated product volumes. We believe we compete effectively based upon our ability to capitalize on efficiencies and economies of scale in production and sales, and our ability to maintain or improve our productivity and product yields to reduce manufacturing costs. Our industry is also characterized by rapid technological change, and design and other technological obsolescence. We believe we compete effectively based on our success in developing new products that implement new technologies, protection of our trade secrets and know-how and maintaining high product quality and reliability.
We are in direct and active competition, with respect to one or more of our product lines, with numerous manufacturers of varying size, technical capability and financial strength. A number of these competitors are dependent on semiconductor products as their principal source of income, and some are much larger and better resourced than we are. The number of competitors has grown due to expansion of the market segments in which we participate. Additionally, there has been a trend toward consolidation in our industry as companies attempt to strengthen or hold their market positions in an evolving industry. Such consolidations may make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, channel coverage, technology or product functionality. We also expect that the trend among large OEMs to seek to develop their own semiconductor solutions will continue and expand. As we move into new markets, we may face competition from larger competitors with longer histories in these markets. Certain of our customers and suppliers also have divisions that produce products competitive with ours, and other customers may seek to vertically integrate competitive solutions in the future.
Intellectual Property and Licenses
We have been granted 203 U.S. patents and 112 foreign patents and have numerous patent applications pending with respect to our products and to technologies associated with our business. The expiration dates of issued patents range from 2021 to 2039. Although we consider patents to be helpful in maintaining a competitive advantage, we do not believe they create definitive competitive barriers to entry. There can be no assurance that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated, or circumvented by others. We have no material revenue associated with patents that expire in calendar years 2021, 2022 or 2023.
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
Human Capital
As of January 31, 2021, we had 1,394 full-time employees worldwide, of whom 1,027 employees were based outside of the U.S. There were 547 employees in research and development, 267 employees in sales, marketing and field services, and 198 employees in general and administrative functions. The remaining employees support operational activities, including product and test engineering, assembly, manufacturing, distribution and quality functions. Our focus on innovation gives us a unique appreciation to the importance of recruitment, retention and the professional development of our employees. We continue to focus on building a pipeline of talented individuals and creating an even more diverse and inclusive workforce. Through our established set of core values and principles, we also are focused on understanding and benefiting from the strengths that come from our diversity that should continue to contribute to our future success. Supporting and improving the local communities in which our employees are located is an important part of our culture. We seek to provide various philanthropic avenues for our employees to participate in, as well as corporate sponsored initiatives. We also strive to offer competitive total compensation and benefits packages across the 19 countries in which we are located.
Talent
Our talent strategy involves our efforts to achieve an optimal balance of internal development, supplemented by external hires. We believe this approach contributes to and enhances our employee loyalty and commitment. Furthermore, we expect our new employees to bring fresh ideas that should contribute to help drive our innovative way of thinking. We believe that our average employee tenure of 7.9 years, as of the end of fiscal year 2021, reflects the strong engagement of our employees.
Our recruiting efforts leverage both internal and external resources to recruit and attract highly skilled and talented workers across the globe, and we encourage our employees to provide referrals for open positions. We have a performance management framework which includes quarterly business and functional reviews, along with annual employee performance discussions meant to provide feedback and help with long-term employee development. We also support and develop our employees through global training and development programs targeted at building and strengthening our employees’ leadership and professional skills. These programs include the library suite of professional third party trainings spanning more than 16,000 courses. In addition, Semtech offers a comprehensive annual and new hire compliance training that focuses on diversity, anti-harassment and code of conduct.
Compensation
Our compensation program is designed to attract, reward and retain those highly-talented individuals who possess the critical skills necessary to support our business objectives, assist in the achievement of our annual strategic goals and create long-term value for our stockholders. We provide compensation packages that include a competitive base salary, annual incentive bonuses, and long-term equity awards, where permitted. We believe that a compensation program that rewards employees both for short-term and long-term performance aligns employee’s and our stockholders' interests. We believe our pay-for-performance philosophy further incentivizes the achievement of our business and individual performance goals by integrating specific compensation elements into our business plans and motivating our employees to help achieve company objectives.
Health and Wellbeing
The success of our business is fundamentally connected to the well-being of our people. We are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of flexible and convenient health and welfare programs, including benefits that support their physical and mental health through tools and resources to help them improve or maintain their health status. We believe our plans and tools provide flexible choices to meet the diverse needs of our employees and their families globally. We plan to introduce additional valuable benefits that will help our employees focus on other areas such as their financial well-being.
In response to the COVID-19 pandemic, we implemented significant operating environment changes that we believed were in the best interest for the safety of our employees, and which comply with the local or regional governmental regulations. This includes having the vast majority of our employees work from home, while implementing additional safety measures for employees continuing critical, on-site work.
Diversity and Inclusion
We are committed in our efforts to increase diversity and foster an inclusive work environment that supports our global workforce and helps us provide innovative and disruptive solutions for our customers. We aim to continue improving our hiring, development, advancement and retention of diverse talent and our overall diversity representation.
We strive to promote inclusion through our stated core values and principles. We provide training to all employees to improve their understanding of behaviors that can be perceived as discriminatory, exclusionary, and/or harassing, and encourage employees to report such behaviors to management or via an anonymous hotline.

Community Involvement
We aim to contribute to the communities where we live and work, and believe that this commitment helps in our efforts to attract and retain employees. We offer our employees the opportunity to give back to their local communities or contribute to charities and provide opportunities to facilitate participation by our employees in these initiatives.
Government Regulations
We are required to comply, and it is our policy to comply, with numerous government regulations that are normal and customary to businesses in our industry and that operate in our markets and operating locations.
Our sales that serve the military and aerospace markets primarily consist of high-reliability products that are offered within our Wireless and Sensing product line that have been qualified to be sold in these markets by the U.S. Department of Defense ("DOD"). In order to maintain these qualifications, we must comply with certain specifications promulgated by the DOD. As part of maintaining these qualifications, we are routinely audited by the DOD. Based on current specifications, we believe we can maintain our qualifications for the foreseeable future. However, these specifications could be modified by the DOD in the future or we could become subject to other government requirements, which could make the manufacturing of these products more difficult and thus could adversely impact our profitability in the Wireless and Sensing operating segment. In fiscal year 2021, our sales that serve military and aerospace markets comprised 2% of our sales. A small number of special assemblies from the Wireless and Sensing product line are subject to the International Traffic in Arms Regulations ("ITAR"). We have a Technical Assistance Agreement in place that permits us to assemble certain of these products in Mexico. International shipments of products subject to ITAR require a State Department license.
As a global company, we are required to comply with various governmental trade law and export restrictions imposed by the U.S. and certain foreign jurisdictions. For example, the U.S. Department of Commerce has placed Huawei Technologies Co., Ltd. ("Huawei") and certain of its affiliates on the "Entity List" for actions contrary to the national security and foreign policy interests of the U.S. On August 17, 2020, the Department of Commerce issued a final rule that amended the Export Administration Regulations ("EAR") to expand the controls on foreign-produced direct products based on certain U.S. software and technology and sold to or for Huawei, which has further impacted our ability to ship to Huawei, as well as to certain other customers who we believe incorporate our products into their products sold to Huawei. To mitigate the adverse impact of these restrictions, we have filed for several export licenses, some of which have already been granted. Sales of our products to Huawei accounted for less than 10% of our net sales during fiscal years 2021, 2020 and 2019.
For discussion related to environmental matters, see Note 14 to the Consolidated Financial Statements.
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
Risks Relating to Macroeconomic and Industry Conditions
The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, and those of our customers, distributors, suppliers, third-party foundries and subcontractors thereby adversely affecting our business, financial condition and results of operations.
The COVID-19 pandemic negatively impacted our financial results by decreasing sales, driven by supply chain interruptions, which primarily impacted the first half of fiscal year 2021. For example, in the first quarter of fiscal year 2021, some shipments of our products were delayed due to COVID-19 related shutdowns of our plant in Reynosa, Mexico, as well as some subcontractors in Malaysia. In addition, some of our suppliers have experienced temporary reductions or closures, impacting our ability and the ability of our subcontractors to receive certain raw materials, including silicon wafers, which are essential to the manufacturing of our products. In some cases, the disruption has resulted in reduced production of our products and delays for delivery of our products to our customers. We believe the general supply chain constraints in the industry may be motivating certain customers to increase their inventory to protect against the supply risk. To the extent that this is occurring, we could experience a decrease in future demand as potential excess inventory in the supply chain is worked down.
While we cannot predict the ultimate impact of the COVID-19 virus on our business at this time, the pandemic and related efforts to mitigate the pandemic could impact our business in a number of ways, including but not limited to decreasing demand and pricing for our products as a result of the economic impact of the pandemic; disrupting our manufacturing processes, as has already occurred with the temporary reductions or closures of our facilities, third-party foundries and contractors, and the delay of supplies being received; disrupting freight infrastructure, thereby delaying shipment from vendors to assembly and test sites and shipments of our final product to customers; disrupting the manufacturing process of our customers that use our components in their products, impacting demand for our products; adversely impacting the business of our suppliers, which could result in, among other things, price increases and delays for delivery of raw materials and components needed for the production of our products; impacting our ability to maintain our workforce during this uncertain time; increasing employee absenteeism due to recommendations and/or mandates from authorities, infection or the fear of infection; possible lawsuits or additional regulatory actions due to COVID-19 spread in the workplace and potential increases in costs to implement health safety measures; suffering from reputational risk if we experience COVID-19 spread in our workplace; and adversely impacting the productivity of management and our employees that are working remotely. Additionally, there is an increased risk that we may experience cybersecurity-related events such as COVID-19 themed phishing attacks and other security challenges as a result of most of our employees and our service providers working remotely from non-corporate managed networks during the ongoing COVID-19 pandemic and potentially continuing working remotely even after the COVID-19 pandemic has subsided.
In addition, the pandemic has impacted the operations of our distributors and direct customers. Because a significant majority of our net sales is through authorized distributors, the financial health of our distributors is critical to our success. Some of our distributors are small organizations with limited working capital. Our distributors have experienced disruptions to their operations during the pandemic, including temporary reductions or closures during which they have diminished ability or are unable to sell our products. If our distributors suffer material economic harm during the pandemic, the distributors may no longer be able to continue in business or may continue in a reduced capacity. Our direct customers have also experienced, and may continue to or again experience, reductions or closures of their manufacturing facilities or an inability to obtain other components, either of which could negatively impact demand for our products that are incorporated into our customers' devices and solutions.
The ultimate magnitude of the COVID-19 pandemic, including the extent of its impact on our financial condition and results of operations, which could be material, will depend on all of the factors noted above, including other factors that we may not be able to foresee at this time.
Our future results may fluctuate, fail to match past performance or fail to meet expectations as a result of conditions beyond our control, such as general economic conditions in the markets we compete, cyclical and other conditions unique to our industry and the financial health and viability of our suppliers and customers.
Our results may fluctuate in the future, may fail to match our past performance or fail to meet our expectations and the expectations of analysts and investors as a result of conditions beyond our control. Our results and related ratios, such as gross margin, operating income percentage and effective tax rate may fluctuate as a result of general economic conditions in the countries where we sell our products; the availability of adequate supply commitments from our outside suppliers; the timing of new product introductions by us, our customers and our competitors; seasonality and variability in the computer market and our other end markets; product obsolescence; the scheduling, rescheduling or cancellation of orders by our customers; the cyclical nature of demand for our customers’ products; our ability to predict and meet evolving industry standards and consumer preferences; our ability to develop new process technologies and achieve volume production; changes in manufacturing yields; capacity utilization; product mix and pricing; movements in exchange rates, interest rates or tax rates; our ability to integrate and realize synergies from acquisitions; the manufacturing and delivery capabilities of our subcontractors; and litigation and regulatory matters.
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
The semiconductor industry is also highly cyclical and has experienced significant downturns, which are characterized by reduced product demand, production overcapacity, increased levels of inventory, industry-wide fluctuations in the demand for semiconductors and the significant erosion of average selling prices. The cyclical nature of the semiconductor industry may cause us to experience substantial period-to-period fluctuations in our operating results.
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
Risks Relating to Production Operations
We rely on a limited number of suppliers and subcontractors, many of which are foreign-based entities, for many essential components and materials and certain critical manufacturing services and any interruption or loss of supplies or services from these entities could significantly interrupt our business operations and the production of our products.
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
Many of our third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries including Taiwan, China and Israel. While our utilization of multiple third-party foundries does create some redundancy of fabrication processes, any interruption of supply by one or more of these foundries could materially impact us.
A majority of our package and test operations are performed by third-party contractors based in China, Malaysia, Taiwan, Thailand, South Korea and the Philippines. Our international business activities, in general, are subject to a variety of potential risks resulting from political and economic uncertainties. Any political turmoil or trade restrictions in these countries, particularly China, could limit our ability to obtain goods and services from these suppliers and subcontractors. The effect of an economic crisis or political turmoil on our suppliers located in these countries may impact our ability to meet the demands of our customers. For example, the COVID-19 pandemic resulted in extended shutdowns of certain of our businesses. This public health crisis or any further political developments or health concerns in markets in which our third-party contractors and suppliers are based could result in social, economic and labor instability, adversely affecting the supply of our products and, in turn, our business, financial condition and results of operations. If we find it necessary to transition the goods and services received from our existing suppliers or subcontractors to other firms, we would likely experience an increase in production costs and a delay in production associated with such a transition, both of which could have a significant negative effect on our operating results, as these risks are substantially uninsured.

Our ability to increase product sales and revenue may be constrained by the manufacturing capacity of our suppliers.
Although we provide our suppliers with rolling forecasts of our production requirements, their ability to provide wafers to us is limited by the available capacity. For example, we believe the strong increase in industry-wide demand for electronic equipment for remote work arrangements as a result of the COVID-19 pandemic has resulted, and will continue to result, in capacity shortages of our suppliers. As a result, this lack of capacity has at times constrained our product sales and revenue growth. In addition, an increased need for capacity to meet internal demands or demands of other customers could cause our suppliers to reduce capacity available to us. Our suppliers may also require us to pay amounts in excess of contracted or anticipated amounts for wafer deliveries or require us to make other concessions in order to acquire the wafer supply necessary to meet our customer requirements. If our suppliers extend lead times, limit supplies or the types of capacity we require, or increase prices due to capacity constraints or other factors, our revenue and gross margin may materially decline. We may also be required to increase the prices of our products in order to remain profitable, which could result in a loss of customers. In addition, if we experience supply delays or limitations, our customers may reduce their purchase levels with us and/or seek alternative solutions to meet their demand, which could materially and adversely impact our business and results of operations. Delays in increasing third-party manufacturing capacity may also limit our ability to meet customer demand.
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
Business interruptions, such as natural disasters, acts of violence and the outbreak of contagious diseases, could harm our business and have a material adverse effect on our operations.
Earthquakes and other natural disasters, terrorist attacks, armed conflicts, wars and other acts of violence, and other national or international crisis, calamity or emergency, including the outbreak of pandemic or contagious disease, such as COVID-19, may result in interruption to the business activities of us, our suppliers and our customers and overall disruption of the economy at many levels. These events may directly impact our physical facilities or those of our customers and suppliers. Additionally, these events may cause some of our customers or potential customers to reduce the level of expenditures on their services and products that ultimately may reduce our revenue. The consequences of these reductions are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business.
Our corporate headquarters, a portion of our assembly and research and development activities, and certain other critical business operations are located near major earthquake fault lines. We do not maintain earthquake insurance and our business could be harmed in the event of a major earthquake. We generally do not maintain flood coverage, including for our Asian locations where certain of our operations support and sales offices are located. Such flood coverage has become very expensive; as a result we have elected not to purchase this coverage. If one of these locations were to experience a major flood, our business may be harmed.
We operate a manufacturing facility in Reynosa, Mexico. Historically, certain regions in Mexico have experienced high levels of violence. Any significant disruption of our operations at this facility could materially affect our ability to generate revenues for certain products within our Wireless and Sensing operating segment. Some of the products that we produce at this facility require certification by the Defense Contract Audit Agency ("DCAA"). Failure to secure or maintain the required certification, either directly through the DCAA or through a qualifying third party would materially affect our authorization to manufacture applicable products at this facility, and our revenue for certain products within our Wireless and Sensing products line could materially decline.
Our business could also be harmed if natural disasters, acts of violence, national or international crises or other calamities or emergencies interrupt the production of wafers by our suppliers, the assembly and testing of products by our subcontractors, or the operations of our distributors and direct customers. We rely on third-party freight firms for nearly all of our shipments from vendors to assembly and test sites, primarily in Asia, and for shipments of our final product to customers. This includes ground and air transportation. Any significant disruption of such freight business globally or in certain parts of the world, particularly where our operations are concentrated, could materially and adversely affect our ability to generate revenues.
The ultimate impact of business interruption events, both in terms of direct impact on us and our supply chain, as well as on our end customers (to include their own supply chain issues as well as end-market issues), may not be known for a considerable period of time following the event. We maintain some business interruption insurance to help reduce the effect of business interruptions, but we are not fully insured against such risks. Also as a result of these events, insurance premiums for businesses may increase and the scope of coverage may be decreased. Consequently, we may not be able to obtain adequate insurance coverage for our business and properties. Further, any loss of revenue due to a slowdown or cessation of end customer demand is uninsured. Accordingly, any of these disruptions could significantly harm our business.
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
The introduction of new products presents significant business challenges because product development commitments and expenditures must be made well in advance of product sales. The success of a new product depends on accurate forecasts of long-term market demand and future technological developments, as well as on a variety of specific implementation factors, including: timely and efficient completion of technology, product and process design and development; timely and efficient implementation of manufacturing, assembly, and test processes; the ability to secure and effectively utilize fabrication capacity in different geometries; product performance; product quality and reliability; and effective marketing, sales and service.
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
Prior to purchasing our products, many of our customers require that our products undergo an extensive qualification process, which involves testing of the products in the customer's system as well as rigorous reliability testing. This qualification process may continue for six months or longer. However, qualification of a product by a customer does not ensure any sales of the product to that customer. Even after successful qualification and sales of a product to a customer, a subsequent revision to the product or software, changes in the manufacturing process or the selection of a new supplier by us may require a new qualification process, which may result in delays and in us holding excess or obsolete inventory. After our products are qualified, it can take an additional six months or more before the customer commences volume production of components or devices that incorporate our products. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, toward qualifying our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, such failure or delay would preclude or delay sales of such product to the customer, which may impede our growth and cause our business to suffer.
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
The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $117.5 million, $107.4 million and $109.0 million, which represent 20%, 20% and 17% of net sales, respectively, in fiscal years 2021, 2020 and 2019, respectively. We expect to strategically increase our research and development expenditures as compared to prior periods. We are unable to predict whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. The added costs could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.

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
For example, in 2019, the U.S. Department of Commerce placed Huawei and certain of its affiliates to the "Entity List" for actions contrary to the national security and foreign policy interests of the U.S. In 2020, the U.S. Department of Commerce amended the EAR to expand the controls on foreign-produced direct products based on certain U.S. software and technology and sold to or for Huawei, which further impacted our ability to ship to Huawei, as well as to certain other customers who we believe incorporate our products into their products sold to Huawei. Sales of our products to Huawei accounted for less than 10% of our net sales during fiscal year 2021. As of the date of this report, we are unable to predict the duration of the export restrictions imposed on Huawei and the corresponding future effects on our business.
These actions by the U.S. Department of Commerce or future regulatory activity may materially interfere with our ability to make sales to Huawei or other foreign customers. Huawei and other foreign customers affected by future U.S. government export control measures or sanctions or threats of export control measures or sanctions may respond by developing their own solutions to replace our products or by adopting our foreign competitors’ solutions. In addition, our association with customers that are or become subject to U.S. regulatory scrutiny or export restrictions could subject us to actual or perceived reputational harm among current or prospective investors, suppliers or customers, customers of our customers, other parties doing business with us, or the general public. Any such reputational harm could result in the loss of investors, suppliers or customers, which could harm our business, financial condition, operating results or prospects.

We sell and trade with foreign customers, which subjects our business to increased risks.
Sales to foreign customers accounted for approximately 90% of net sales for fiscal year 2021. Sales to our customers located in China (including Hong Kong) and South Korea constituted 60% and 7%, respectively, of net sales for fiscal year 2021. International sales are subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors and representatives, difficulties in staffing and managing foreign subsidiary and branch operations and potentially adverse tax consequences. Other risks include local business and cultural factors that may differ from our domestic standards and practices, including business practices from which we are prohibited from engaging by the Foreign Corrupt Practices Act and other anti-corruption laws and regulations, laws of certain foreign countries that may not protect our products, assets or intellectual property rights to the same extent as do U.S. laws, and difficulties enforcing contracts in such foreign countries generally. These factors may harm our business. Our use of the Semtech name may be prohibited or restricted in some countries, which may negatively impact our sales efforts.
A substantial portion of our sales is derived from China and adverse changes to general economic conditions in China could have a material and adverse impact on our sales and financial results.
In fiscal year 2021, sales to customers in China comprised 60% of our net sales. The economic slowdown in China could adversely affect our sales to customers in China and consequently, our business, operating results and financial condition. In addition, there are risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business, or provide incentives to government-backed local customers to buy from local suppliers rather than companies like ours, all of which could adversely impact our business, operating results and financial condition. Further, changes in U.S. and global social, political, regulatory and economic conditions or in laws and policies governing trade with China could adversely affect our business.
We and our manufacturing partners are or will be subject to extensive Chinese government regulation, and the benefit of various incentives from Chinese governments that we and our manufacturing partners receive may be reduced or eliminated, which could increase our costs or limit our ability to sell products and conduct activities in China.
Many of our manufacturing partners are located in China. The Chinese government has broad discretion and authority to regulate the technology industry in China. Additionally, China’s government has implemented policies from time to time to regulate economic expansion in China. It exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.
Any additional new regulations or the amendment or modification of previously implemented regulations could require us and our manufacturing partners to change our business plans, increase our costs, or limit our ability to sell products and conduct activities in China, which could adversely affect our business and operating results.
The Chinese government and provincial and local governments also have provided, and continue to provide, various incentives to encourage the development of the semiconductor industry in China. Such incentives include tax rebates, reduced tax rates, favorable lending policies and other measures, some or all of which may be available to our manufacturing partners and to us with respect to our facilities in China. Any of these incentives could be reduced or eliminated by governmental authorities at any time. Any such reduction or elimination of incentives currently provided to us and our manufacturing partners could adversely affect our business and operating results.
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
As of January 31, 2021, our foreign subsidiaries held $825.9 million of unremitted foreign earnings. With the enactment of the Tax Cuts and Jobs Act (“Tax Act”), all post-1986 previously unremitted earnings for which no U.S. deferred tax liability had been accrued were subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, we have determined that $547.9 million of foreign earnings (“Reinvested Funds”) will continue to be reinvested indefinitely outside of the U.S. As a result, we have not recorded a provisional income tax expense for these amounts because we believe that we currently have the ability to keep those earnings indefinitely invested and we have specific plans for reinvestment of these undistributed foreign earnings. In connection with the enactment of the Tax Act, we elected to remit approximately $240.0 million of foreign earnings, which was completed in fiscal year 2021. In the second quarter of fiscal year 2021, we determined that an additional $50 million will not be permanently reinvested. As a result, we have established a deferred income tax liability for the Swiss withholding tax that will be due upon distribution of these earnings. If we needed to remit all or a portion of our Reinvested Funds to the U.S. for investment in our domestic operations, any such remittance could result in increased tax liabilities and a higher effective tax rate.
Risks Relating to Sales, Marketing and Competition
We receive a significant portion of our revenues from a small number of customers and the loss of any one of these customers or failure to collect a receivable from them could adversely affect our business.
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
In fiscal year 2021, authorized distributors accounted for approximately 82% of our net sales. We generally do not have long-term contracts with our distributors and most can terminate their agreement with us with little or no notice. For fiscal year 2021, our largest distributors were based in Asia. The termination of any of our distributor relationships could impact our net sales and limit our access to certain end-customers. It could also result in the return of excess inventory of our product held by that distributor. Since many distributors simply resell finished products, they generally operate on very thin profit margins. If a distributor were to terminate an agreement with us or go out of business, our accounts receivable from the particular distributor would be subject to significant collection risk. Our reliance on distributors also subjects us to a number of additional risks, including: write-downs in inventories associated with stock rotation rights and increases in provisions for price adjustments granted to certain distributors; potential reduction or discontinuation of sales of our products by distributors; failure to devote resources necessary to sell our products at the prices, in the volumes and within the time frames that we expect; dependence upon the continued viability and financial resources of these distributors, some of which are small organizations with limited working capital and all of which depend on general economic conditions and conditions within the semiconductor industry; dependence on the timeliness and accuracy of shipment forecasts and resale reports from our distributors; and management of relationships with distributors, which can deteriorate as a result of conflicts with efforts to sell directly to our end customers. If any significant distributor becomes unable or unwilling to promote and sell our products, or if we are not able to renew our contracts with the distributors on acceptable terms, we may not be able to find a replacement distributor on reasonable terms or at all and our business could be harmed.
Our inability to effectively control the sales of our products on the gray market could have a material adverse effect on us.
We market and sell our products directly to OEMs and through authorized third-party distributors. From time to time, it is possible our products could be diverted from our authorized distribution channels and customers may purchase products from the unauthorized "gray market." Gray market products result in shadow inventory that is not visible to us, thus making it difficult to forecast demand accurately. Also, when gray market products enter the market, we and our distribution channels compete with these discounted gray market products, which adversely affects demand for our products and negatively impacts our margins. In addition, our inability to control gray market activities could result in customer satisfaction issues because when products are purchased outside of our authorized distribution channels there is a risk that our customers are buying products that may have been altered, mishandled or damaged, or are used products represented as new.
Risks Relating to Governmental Regulations
Changes in government trade policies could have an adverse impact on our business or the business of our customers, which may materially adversely affect our business operations, sales or gross margins.
The U.S. government has made statements and taken certain actions that have led to, and may lead to, further changes to U.S. and international trade policies, including tariffs affecting certain products exported by a number of U.S. trading partners, including China. In response, many U.S. trading partners, including China, have imposed or proposed new or higher tariffs on U.S. products. The tariffs imposed by the U.S. on products imported from China include parts and materials used in semiconductor manufacturing and could have the effect of increasing the cost of materials we use to manufacture certain products, which could result in lower margins. The U.S. government has also taken actions targeting exports of certain technologies to China which could lead to additional restrictions on the export of products that include or enable certain technologies, including products we provide to China-based customers. In addition, the geopolitical headwinds driven by export restrictions and tariffs imposed by the U.S. government may weaken demand for our products.
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
We, our suppliers, and our customers are subject to a variety of U.S. federal, foreign, state and local governmental laws, rules and regulations, including laws, rules and regulations governing data privacy protections for personal information, and corrupt practices/anti-bribery prohibitions, that impact our business in terms of ongoing monitoring of compliance. Legislation and related regulations in the U.K. under that country’s Bribery Act could have extra-territorial application of compliance standards that may be inconsistent with comparable U.S. law, requiring us to re-evaluate and amend our compliance programs, policies and initiatives. The General Data Protection Regulation ("GDPR") is a comprehensive update to the data protection regime in the European Economic Area that became effective as of May 25, 2018. In addition, the California Consumer Privacy Act (“CCPA”), which enhances privacy rights and consumer protection for residents of California, became effective as of January 1, 2020. The cost of compliance with the GDPR and the CCPA and the potential for fines and penalties in the event of a breach may have an adverse effect on our operations.
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
Environmental laws are complex, change frequently and have tended to become more stringent over time. For example, the E.U. and China are two among a growing number of jurisdictions that have enacted in recent years restrictions on the use of lead, among other chemicals, in electronic products. These regulations affect semiconductor packaging. There is a risk that the cost, quality and manufacturing yields of lead-free products may be less favorable compared to lead-based products or that the transition to lead-free products may produce sudden changes in demand, which may result in excess inventory. Future environmental legal requirements may become more stringent or costly and our compliance costs and potential liabilities arising from past and future releases of, or exposure to, hazardous substances may harm our business and our reputation.
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
Although such contracts have not constituted a material portion of our revenue in the past, we may from time-to-time derive revenue from contracts and subcontracts with agencies of, or prime or secondary contractors to, the U.S. government, including U.S. military agencies. Consequently, we are subject to certain business risks that are particular to companies that contract with U.S. government agencies. These risks include the ability of the U.S. government or related contractors to unilaterally: terminate contracts at its convenience; terminate, modify or reduce the value of existing contracts, if there are budgetary constraints or needed changes; cancel multi-year contracts and related orders, if funds become unavailable; adjust contract costs and fees on the basis of audits performed by U.S. government agencies; control and potentially prohibit the export of our products; require that we continue to supply products despite the expiration of a contract under certain circumstances; require that we fill certain types of rated orders for the U.S. government prior to filling any orders for other customers; and suspend us from receiving new contracts pending resolution of any alleged violations of procurement laws or regulations. In addition, because we may enter into defense industry contracts with respect to products that are sold both within and outside of the U.S., we are subject to the following additional risks in connection with government contracts: the need to bid on programs prior to completing the necessary design, which may result in unforeseen technological difficulties, delays and/or cost overruns; the difficulty in forecasting long-term costs and schedules and the potential obsolescence of products related to long-term fixed price contracts; and the need to transfer and obtain security clearances and export licenses, as appropriate.
Corporate responsibility, specifically related to environmental, social and governance (“ESG”) matters, may impose additional costs and expose us to new risks.
Public ESG and sustainability reporting is becoming more broadly expected by investors, shareholders and other third parties. Certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed, and others may in the future develop, scores and ratings to evaluate companies and investment funds based upon ESG or “sustainability” metrics. Many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s ESG or sustainability scores as a reputational or other factor in making an investment decision. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with such company to improve ESG disclosure or performance and may also make voting decisions, or take other actions, to hold these companies and their boards of directors accountable. Board diversity is an ESG topic that is, in particular, receiving heightened attention by investors, shareholders, lawmakers and listing exchanges. Certain states have passed laws requiring companies to meet certain gender and ethnic diversity requirements on their boards of directors. We may face reputational damage in the event our corporate responsibility initiatives or objectives, including with respect to board diversity, do not meet the standards set by our investors, shareholders, lawmakers, listing exchanges or other constituencies, or if we are unable to achieve an acceptable ESG or sustainability rating from third party rating services. A low ESG or sustainability rating by a third-party rating service could also result in the exclusion of our common stock from consideration by certain investors who may elect to invest with our competition instead. Ongoing focus on corporate responsibility matters by investors and other parties as described above may impose additional costs or expose us to new risks.

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
We assess our goodwill, other intangible assets and our long-lived assets on an annual basis and whenever events or changes in circumstances indicate the carrying value of our assets may not be recoverable, and as and when required by accounting principles generally accepted in the U.S. ("GAAP") to determine whether they are impaired. During fiscal years 2021, 2020 and 2019, we recorded $6.8 million, $1.2 million and $30.0 million of non-cash impairment charges and credit loss reserves on certain of our investments. Future restructuring or appraisal of our business impacting fair value of our assets or changes in estimates of our future cash flows could affect our impairment analysis in future periods and cause us to record either an additional expense for impairment of assets previously determined to be partially impaired or record an expense for impairment of other assets. Depending on future circumstances, we may never realize the full value of intangible assets. Any future determination or impairment of a significant portion of our goodwill and other intangibles could have an adverse effect on our financial condition and operating results.
Restrictive covenants in the Credit Agreement governing the Credit Facility may restrict our ability to pursue our business strategies.
The Credit Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. The Credit Agreement includes covenants restricting, among other things, our and our subsidiaries’ ability to: incur or guarantee additional debt or issue certain preferred stock; pay dividends or make distributions on our capital stock or redeem, repurchase or retire our capital stock; make certain investments and acquisitions; create liens on our or our subsidiaries’ assets; enter into transactions with affiliates; merge or consolidate with another person or sell or otherwise dispose of substantially all of our assets; make certain payments in respect of other material indebtedness; alter the business that we conduct; and make certain capital expenditures.
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
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
Our corporate headquarters is located in Camarillo, California where we own an approximately 88,000 square foot facility. The parcel on which our headquarters is located can accommodate substantial expansion. As of January 31, 2021, we owned or leased multiple properties. The locations and primary functions of significant properties are summarized in the following table:
In addition to the properties listed in the above table, we also lease Sales and Marketing, Research and Development, and Administrative offices at various locations in the U.S. and internationally under operating leases, none of which are material to our future cash flows. Our leases expire at various dates through 2030.
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
Holders
As of March 19, 2021, we had 173 holders of record of our common stock.
Dividends
The payment of dividends on our common stock is within the discretion of our Board of Directors. Currently, we intend to retain earnings to finance the growth of our business. We did not pay cash dividends on our common stock during fiscal years 2021, 2020 or 2019, and our Board of Directors has not indicated an intent to declare a cash dividend on our common stock in the foreseeable future.
Issuer Purchases of Equity Securities
We maintain a stock repurchase program that was initially approved by our Board of Directors and announced by us in March 2008. The stock repurchase program does not have an expiration date and our Board of Directors has authorized expansion of the program over the years. During fiscal year 2021, we repurchased $71.4 million of our common stock. As of January 31, 2021, we have repurchased $409.2 million of our common stock under the program since its inception and the remaining authorization under our stock repurchase program was $39.2 million. On March 11, 2021, our Board of Directors approved the expansion of the stock repurchase program by $350.0 million, which resulted in a remaining authorization under the program of $389.2 million as of such authorization date. Under the program, we may repurchase our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. Our repurchases may be made through Rule 10b5-1 and/or Rule 10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. We intend to fund repurchases under the program from cash on hand. We have no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.
Purchases by the Company of our common stock during the fourth quarter of fiscal year 2021 were as follows:

Fiscal Month/Year	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program
November 2020 (10/26/20-11/22/20)	—	$—	—	$44.2	million
December 2020 (11/23/20-12/20/20)	29,700	$70.74	29,700	$42.1	million
January 2021 (12/21/20-01/31/21)	39,570	$73.26	39,570	$39.2	million
Total fourth quarter activity	69,270	$72.18	69,270
Securities Authorized for Issuance Under Equity Compensation Plans
See the information set forth in Part III, Item 12 of this Annual Report on Form 10-K.
Sales of Unregistered Securities
We did not make any sales of unregistered securities during fiscal year 2021 that have not been previously reported.
Performance Graph
This chart and graph show the value of a $100 cash investment on the last day of fiscal year 2016 in (i) the Company’s common stock, (ii) the NASDAQ Composite Index, and (iii) the Philadelphia ("PHLX") Semiconductor Index. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Fiscal Year	2016	2017	2018	2019	2020	2021
Semtech	$100	$168	$181	$248	$261	$353
NASDAQ Composite	$100	$123	$163	$155	$202	$283
PHLX SEMICONDUCTOR SECTOR	$100	$157	$225	$209	$314	$470
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
Reserved.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and operating results should be read in conjunction with our Consolidated Financial Statements and related Notes included in Item 8 of this Annual Report on Form 10-K. See also “Special Note Regarding Forward Looking and Cautionary Statements” at the beginning of this Annual Report on Form 10-K.
Overview
We are a leading global supplier of high-performance analog and mixed-signal semiconductors and advanced algorithms and were incorporated in Delaware in 1960. We design, develop, manufacture, and market a broad range of products that are sold principally into applications within the infrastructure, high-end consumer and industrial end markets. Infrastructure end market includes data centers, PON, base stations, optical networks, servers, carrier networks, switches and routers, cable modems, wireless LAN and other communication infrastructure equipment. High-end consumer end market includes smartphones, tablets, wearables, desktops, notebooks, and other handheld products, wireless charging, set-top boxes, digital televisions, monitors and displays, digital video recorders and other consumer equipment. Industrial end market includes IoT, analog and digital video broadcast equipment, video-over-IP solutions, automated meter reading, smart grid, wireless charging, military and aerospace, medical, security systems, automotive, industrial and home automation and other industrial equipment. Our end customers are primarily OEMs that produce and sell electronics.
We report results on the basis of 52 and 53 week periods and our fiscal year ends on the last Sunday in January. The fiscal year ended January 31, 2021 consisted of 53 weeks and the fiscal years ended January 26, 2020 and January 27, 2019, each consisted of 52 weeks. Therefore, while not specifically quantifiable, the extra week of business activity in fiscal year 2021 contributed to slightly higher revenue and expenses. We operate and account for our results in one reportable segment. See Note 16 to the Consolidated Financial Statements for segment information.
Despite the challenges of the pandemic, we remained focused on furthering our role as a leading provider of disruptive platforms that enable our customers to deliver solutions to create a smarter planet. We continued to invest in secular trends that enable a smarter, more sustainable planet; enable higher bandwidth; and enable greater mobility. As a result, we expect these markets and our associated products’ sales to grow rapidly over the next several years. The increasing adoption of our LoRa® technology for low power wide-area networks (“LPWAN”) is providing connectivity solutions that enable Internet of Things (“IoT”) networks to make a smarter, more connected planet. Additionally, our portfolio of optical connectivity solutions continue to address the demand for greater bandwidth and higher performance, while using less power by our global hyper-scale data center customers. Additionally, the unexpected pivot to online learning and work from home (“WFH”) during the pandemic exposed the fragile nature of many global networks that struggled under the spike in demand. This has driven infrastructure suppliers around the world to accelerate their investments in high speed connectivity using 5G wireless and PON technology where we are an industry leader. Finally, the increasing demand for smaller, lower-powered higher performance mobile platforms with more enjoyable organic light-emitting diode (“OLED”) displays has benefited our protection and proximity sensing solutions that protect these mobile devices and their users from dangerous radio frequency (“RF”) signals.
During the fiscal year ended January 31, 2021, we also maintained our strategy of smaller, targeted investments focused mainly on minority positions in support of the developing LoRa ecosystem and the many new IoT solutions we are introducing. In addition to these strategic investments, we took further actions to help ensure the supply of products from our vendors and suppliers. After the initial onset of the pandemic, the semiconductor industry experienced a significant increase in demand that led to tighter capacity. We believe our investments in fiscal year 2021 position us well to support our expectations of future growth.
Impact of COVID-19
The COVID-19 pandemic has significantly affected health and economic conditions throughout the U.S. and the rest of the world including Asia, where a significant percentage of our customers, suppliers, third party foundries and subcontractors are located. As a result of the pandemic, certain of our facilities and the third-party foundries and assembly and test contractors which we outsource our manufacturing functions to, have had to periodically reduce or suspend operations. The disruption experienced during such closures has resulted in reduced production of our products, delays for delivery of our products to our customers, and reduced ability to receive supplies, which have had and may continue to have an adverse effect on our results. For example, in the first quarter of fiscal year 2021, certain shipments of our products were delayed due to COVID-19 related shutdowns of our plant in Reynosa, Mexico, as well as certain subcontractors in Malaysia. Our customers have also experienced and may continue to or again experience, reductions or closures of their manufacturing facilities or inability to obtain other components, either of which could negatively impact demand for our products, which are incorporated into our customers' devices and solutions. We cannot assure you that such facilities will not have to reduce or suspend operations again, and such reductions or closures could extend for a longer term than the prior shutdown of such facilities, thereby causing a disruption to the manufacturing and shipping of our products.
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
As a result of the COVID-19 pandemic, we continue to evaluate the impact on long-lived assets, such as goodwill and intangible assets for possible impairment. We did not record a goodwill impairment charge during fiscal year 2021. We recorded $6.8 million of investment impairments and credit loss reserves during fiscal year 2021, some of which were in part due to the impact of the COVID-19 pandemic on our investees.
We expect the COVID-19 pandemic to persist into fiscal year 2022, which could potentially adversely impact our results of operations. We believe, however, that our strong liquidity position will allow us to withstand some of the uncertainties in the current environment. As of January 31, 2021, we had $268.9 million of cash and cash equivalents and $419.0 million of undrawn capacity on our credit facility. In addition, we operate a predominantly fabless business model, resulting in low capital spending requirements, which enhances our ability to preserve our overall liquidity. We also have continued strong backlog and bookings, which we believe will help us to navigate through these uncertain times.
Factors Affecting Our Performance
Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and "just-in-time" deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Sales made directly to customers during fiscal years 2021, 2020 and 2019 were approximately 18%, 28% and 32% of net sales, respectively. The remaining 82%, 72% and 68% of net sales, respectively, were made through independent distributors. The decline in direct sales is due to customers electing to leverage the value of distribution to better manage their supply chain.
Our business relies on foreign-based entities. Many of our third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries including Taiwan, China and Israel. Foreign sales for fiscal years 2021, 2020 and 2019 constituted approximately 90%, 91% and 89%, respectively, of our net sales. Approximately 80%, 77% and 76% of net sales in fiscal years 2021, 2020 and 2019, respectively, were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada and Mexico. Doing business in foreign locations also subjects us to export restrictions and trade laws, which may limit our ability to sell to certain customers. For example, the U.S. Department of Commerce expanded its restrictions on certain technology sold to or for Huawei in 2020, which adversely impacted our sales to this customer.
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
We determine revenue recognition through the following five steps:
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, performance obligations are satisfied

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
Gross Profit
Gross profit is equal to our net sales less our cost of sales. Our cost of sales includes materials, depreciation on fixed assets used in the manufacturing process, shipping costs, direct labor and overhead. The majority of the Company's manufacturing is outsourced, resulting in relatively low fixed manufacturing costs and variable costs that highly correlate with volume. We determine the cost of inventory by the first-in, first-out method.
Operating Costs
Our operating costs and expenses generally consist of selling, general and administrative, product development and engineering costs, costs associated with acquisitions, restructuring charges, and other operating related charges.
Results of Operations
A discussion of our results of operations for the fiscal years ended January 31, 2021 and January 26, 2020 and year-to-year comparisons between fiscal years 2021 and 2020 appear below. A discussion of our results of operations for the fiscal year ended January 27, 2019 and year-to-year comparisons between fiscal years 2020 and 2019 have been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 26, 2020, filed with the Securities and Exchange Commission on March 20, 2020 and is incorporated herein by reference.
Fiscal Year 2021 Compared with Fiscal Year 2020
Reclassifications have been made to prior period amounts to conform to the current classification and all periods presented in the following summary of net sales by major end market reflect our current classification methodology:

	Fiscal Years
(in thousands, except percentages)	2021		2020
	Net Sales	% Net Sales	Net Sales	% Net Sales	Change
Infrastructure	$245,549	42%	$209,936	38%	17%
High-End Consumer	162,342	27%	158,394	29%	2%
Industrial	187,226	31%	179,182	33%	4%
Total	$595,117	100%	$547,512	100%	9%
Net Sales
Net sales for fiscal year 2021 were $595.1 million, an increase of 9% compared to $547.5 million for fiscal year 2020. During fiscal year 2021, the infrastructure end market increased by $36 million driven by a $20 million increase in PON sales and a $17 million increase in data center demand. The industrial end market increased by $8 million due to a $14 million increase in LoRa-enabled product sales, partially offset by a $6 million decrease in broadcast revenue due to the adverse impact of COVID-19 on large venue events. In the high-end consumer end market, the sales increase was driven by strength in proximity sensing products. Net sales also benefited from the extra week in the fiscal year, as noted above.

Entering fiscal year 2022, customer demand remains strong and supply tight, with many of our suppliers running at or near capacity and our customers competing for the limited supply. While we believe we have good visibility going into the first quarter of fiscal year 2022, it is unknown how much of this demand strength reflects real end market consumption or just the customers' goal to increase their inventory levels over fear of the global supply chain constraints. To the extent that the increase in demand is driven by the latter, we and the industry could experience a period of slower future demand as the potential excess inventories are worked down. Based on booking trends and backlog entering the quarter, we estimate net sales for the first quarter of fiscal year 2022 to be between $164.0 million to $172.0 million.
Gross Profit
Gross profit was $363.5 million and $336.7 million in fiscal years 2021 and 2020, respectively. Our gross margin was 61.1% in fiscal year 2021, compared to 61.5% in fiscal year 2020. This decrease was primarily driven by a less favorable product mix and higher charges for inventory reserves. The majority of the Company's manufacturing is outsourced, resulting in relatively low fixed manufacturing costs and variable costs that highly correlate with volume.
Despite the capacity constraints within the industry, we expect overall gross margins for the first quarter of fiscal year 2022 to remain consistent with our fiscal year 2021 performance. We have increased our inventory levels to meet the strong backlog of orders and higher demand, as well as to minimize the impact of potential supply shortages.
Operating Costs and Expenses

	Fiscal Years
(in thousands, except percentages)	2021		2020
	Cost/Exp.	% Net Sales	Cost/Exp.	% Net Sales	Change
Selling, general and administrative	$162,832	27%	$163,106	30%	—%
Product development and engineering	117,529	20%	107,368	20%	9%
Intangible amortization	8,265	1%	16,546	3%	(50)%
Changes in the fair value of contingent earn-out obligations	(33)	—%	(2,345)	(1)%	(99)%
Total operating costs and expenses	$288,593	48%	$284,675	52%	1%
Selling, General & Administrative Expenses
SG&A expenses for fiscal year 2021 decreased by $0.3 million primarily driven by $4.3 million lower travel costs and the absence of $2.2 million in restructuring charges recorded in fiscal year 2020, partially offset by an increase of $5.9 million in staffing-related costs. The extra week in fiscal year 2021 slightly increased costs compared to fiscal year 2020.
Product Development and Engineering Expenses
Product development and engineering expenses for fiscal years 2021 and 2020 were $117.5 million and $107.4 million, respectively, or an increase of 9%. This increase reflects higher staffing costs of $8.7 million, including $5.8 million in variable bonus and share-based compensation expense driven by our strong financial performance. The increase also reflects the timing of development activities and certain pre-production start-up costs associated with our manufacturing facility in Colorado. The extra week in fiscal year 2021 slightly increased costs compared to fiscal year 2020.
The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services, which are typically recorded as a reduction to product development and engineering expense.
Intangible Amortization
Intangible amortization was $8.3 million and $16.5 million in fiscal years 2021 and 2020, respectively. This decrease was primarily due to certain finite-lived intangible assets associated with the acquisitions of Gennum Corporation, Triune Systems, LLC, and AptoVision Technologies, Inc. that had become fully amortized during fiscal years 2020 and 2021.
Changes in the Fair Value of Contingent Earn-out Obligations
The change in the fair value of contingent earn-out obligations in fiscal year 2021 compared to fiscal year 2020 reflects the difference between the final earn-out targets achieved for Cycleo SAS in fiscal year 2021 and the forecast achievement level at the end of fiscal year 2020.
Interest Expense
Interest expense was $5.3 million and $9.1 million for fiscal years 2021 and 2020, respectively. The $3.8 million decrease was primarily related to lower interest rates and to a lesser extent, lower overall debt levels. During fiscal year 2021, we entered into an interest rate swap agreement with a three-year term to hedge the variability of interest payments on the first $150.0 million of our debt outstanding. Interest payments on $150.0 million of our debt are effectively locked in at a fixed rate of 1.9775%, based on our current leverage ratio as of January 31, 2021. Interest payments on debt outstanding in excess of $150.0 million remain variable and are tied to the one-month LIBOR rate, which was 0.14% as of January 31, 2021, plus a margin of 1.25%, based on our current leverage ratio as of January 31, 2021.
Investment Impairments and Credit Loss Reserves
In fiscal year 2021, we increased our total current expected credit loss reserve by $2.9 million for our held-to-maturity debt securities and available-for-sale debt securities consisting of our convertible debt investments in privately-held companies, in part, due to the adverse impact of COVID-19 on these early-stage companies. In addition, we tested our equity investments for other-than-temporary impairment and the results of this analysis indicated that five of our investments were other than temporarily impaired by an aggregate amount of $3.9 million. In fiscal year 2020, we had a $0.5 million write-down of a cost method investment and a $0.7 million write-down of a convertible debt investment.
Provision for Income Taxes
The provision for income taxes was $3.4 million for fiscal year 2021 compared to a provision for income taxes of $12.8 million for fiscal year 2020. The effective tax rates for fiscal years 2021 and 2020 were a tax provision rate of 5.4% and a tax provision rate of 28.7%, respectively. Our effective tax rate for fiscal year 2021 differs from the statutory federal income tax rate of 21% primarily due to our regional mix of income, the impact of tax credits generated, and the recognition of excess tax benefits related to share-based compensation.
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
Liquidity and Capital Resources
Our capital requirements depend on a variety of factors including, but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; sales growth or decline; potential acquisitions; the general economic environment in which we operate; and our ability to generate cash flow from operations, which are more uncertain as a result of the COVID-19 pandemic and its impact on the general economy. Our liquidity needs during this uncertain time will depend on multiple factors, including our ability to continue operations and production of our products, the COVID-19 pandemic's effects on our customers, the availability of sufficient amounts of financing and our operating performance.
We believe that our cash on hand, cash available from future operations and available borrowing capacity under our Credit Facility are sufficient to meet liquidity requirements for at least the next 12 months, including funds needed for our material cash requirements as described below. As of January 31, 2021, we had $268.9 million in cash and cash equivalents and $419.0 million of undrawn capacity on our Credit Facility. Over the longer-term, we believe our strong cash generating business model will continue to provide adequate liquidity to fund our normal operations, which have minimal capital intensity. To the extent that we enter into acquisitions or strategic partnerships, we may be required to raise additional capital through debt issuances or equity offerings. In addition, we expect to refinance our Credit Facility ahead of its maturity in November 2024. While we have not had issues securing favorable financing historically, there is no assurance that we will be able to refinance or secure additional capital at favorable terms, or at all in the future.
A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of January 31, 2021, our foreign subsidiaries held approximately $182.9 million of cash and cash equivalents, compared to $261.9 million at January 26, 2020. In connection with the enactment of the Tax Act, all historic and current foreign earnings are taxed in the U.S. and are subject to a 5% Swiss withholding tax, if repatriated. In fiscal year 2018, we determined that we would repatriate back to the U.S. approximately $240.0 million of foreign earnings, of which $83.9 million, $76.1 million and $80.0 million of foreign earnings were remitted in fiscal years 2021, 2020 and 2019, respectively. In the second quarter of fiscal year 2021, we determined an additional $50.0 million of current earnings will not be permanently reinvested. As of January 31,

2021, our foreign subsidiaries had $547.9 million of unremitted earnings for which no taxes have been provided. Those historical earnings have been and are expected to continue to be permanently reinvested.
We expect our future cash uses will be for capital expenditures, repurchases of our common stock and potentially, acquisitions and other investments that support achievement of our business strategies. We expect to fund those cash requirements through our cash from operations and borrowings against our Credit Facility.
Sources of Liquidity
Operating Cash Flows
Operating cash flows over the past three years have ranged from $118.6 million to $183.6 million, which represents 20% to 29% of revenue. Our consistently solid profitability and operating cash flow are driven by our ability to value price for the differentiated technology that we provide, as well as our fabless business model, which is highly flexible to changes in customer demand.
Credit Facility
On November 7, 2019, we, with certain of our domestic subsidiaries as guarantors, entered into an amended and restated credit agreement ("the Credit Agreement") with the lenders party thereto and HSBC Bank USA, National Association, as administrative agent, swing line lender and letter of credit issuer in order to provide a more flexible borrowing structure by expanding the borrowing capacity of the revolving loans under the secured first lien credit facility ("the Credit Facility") to $600.0 million, eliminating the term loans and extending the maturity to November 7, 2024. Up to $40.0 million of the revolving loans may be used to obtain letters of credit, up to $25.0 million of the revolving loans may be used to obtain swing line loans, and up to $40.0 million of the revolving loans may be used to obtain revolving loans and letters of credit in certain currencies other than U.S. Dollars ("Alternative Currencies"). The proceeds of the Credit Facility may be used by us for capital expenditures, permitted acquisitions, permitted dividends, working capital and general corporate purposes. A portion of the proceeds of the Credit Facility were used to repay in full all of the obligations outstanding under our then existing senior secured first lien credit facility and to pay transaction costs in connection with such refinancing.
In fiscal year 2021, we made payments that totaled $16.0 million on our Credit Facility. In fiscal year 2020, we received $201.0 million in proceeds from our revolving loans and made payments that totaled $101.0 million and $115.3 million on our revolving loans and on our previous term loans, respectively. In fiscal year 2019, we made payments that totaled $15.9 million on our previous term loans. As of January 31, 2021, we had $181.0 million of outstanding borrowings on our Credit Facility, which had $419.0 million of undrawn borrowing capacity.
The amendment of the Credit Agreement in fiscal year 2020 resulted in a loss on early extinguishment of debt totaling $0.5 million, related to the write off of unamortized discounts and loan costs, which was presented in "Non-operating income, net" in the Statements of Income.
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
During fiscal year 2021, we entered into an interest rate swap agreement to hedge the variability of interest payments on the first $150.0 million of debt outstanding under our Credit Facility. The swap has a three-year term and based on our current leverage ratio as of January 31, 2021, interest payments on $150.0 million of our debt are fixed at 1.9775%.
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
The Credit Agreement contains customary covenants, including limitations on our ability to, among other things, incur indebtedness, create liens on assets, engage in certain fundamental corporate changes, make investments, repurchase stock, pay dividends or make similar distributions, engage in certain affiliate transactions, or enter into agreements that restrict our ability to create liens, pay dividends or make loan repayments. In addition, we must comply with financial covenants, including maintaining a maximum consolidated leverage ratio, determined as of the last day of each fiscal quarter, of 3.50 to 1.00 or less, provided that, such maximum consolidated leverage ratio may be increased to 4.00 to 1.00 for the four consecutive fiscal quarters ending on or after the date of consummation of a permitted acquisition that constitutes a "Material Acquisition" under the Credit Agreement, subject to the satisfaction of certain conditions. As of January 31, 2021, we were in compliance with the covenants in our Credit Agreement.
The Credit Agreement also contains customary provisions pertaining to events of default. If any event of default occurs, the obligations under the Credit Agreement may be declared due and payable, terminated upon written notice to us and existing letters of credit may be required to be cash collateralized.
Expected Uses of Liquidity
Capital Expenditures and Research and Development
We incur significant expenditures in order to fund the development, design and manufacture of new products. We intend to continue to focus on those areas that have shown potential for viable and profitable market opportunities, which may require additional investment in equipment and the hiring of additional design and application engineers aimed at developing new products. Certain of these expenditures, particularly the addition of design engineers, do not generate significant payback in the short-term. We plan to finance these expenditures with cash generated by our operations and our existing cash balances.
Purchases under our Stock Repurchase Program
We currently have in effect a stock repurchase program that was initially approved by our Board of Directors in March 2008. This program represents one of our principal efforts to return value to our stockholders. During fiscal years 2021, 2020 and 2019, we repurchased shares of common stock under this program for $71.4 million, $70.2 million and $116.2 million, respectively. As of January 31, 2021, we had repurchased $409.2 million in shares of our common stock under the program since inception and the remaining authorization under the program was $39.2 million. On March 11, 2021, our Board of Directors approved the expansion of the stock repurchase program by $350.0 million, which resulted in a remaining authorization under the program of $389.2 million as of such authorization date. Our stock repurchase program has no expiration date. Purchases under the program are at management's discretion and the program may be cancelled or suspended at any time.
Operating Leases
We have operating leases for real estate, vehicles, and office equipment with remaining lease terms of up to nine years, some of which include options to extend the leases for up to three years, and some of which include options to terminate the leases within one year. Our operating lease liabilities totaled $17.1 million and $11.5 million as of January 31, 2021 and January 26, 2020, respectively.
Purchase Commitments
Capital purchase commitments and other open purchase commitments are for the purchase of plant, equipment, raw material, supplies and services. They are not recorded liabilities in our Consolidated Balance Sheets as of January 31, 2021, as we have not yet received the related goods or taken title to the property. As of January 31, 2021, we had $1.6 million in open capital purchase commitments and $83.7 million in other open purchase commitments.
Compensation and Defined Benefit Plans
We maintain a deferred compensation plan for certain officers and key executives that allow participants to defer a portion of their compensation for future distribution at various times permitted by the plan. Our liability for deferred compensation under this plan was $41.0 million and $36.6 million as of January 31, 2021 and January 26, 2020, respectively, and is included in accrued liabilities and other long-term liabilities in the Consolidated Balance Sheets. The plan provides for a discretionary Company match up to a defined portion of the employee’s deferral, with any match subject to a vesting period.
We have purchased whole life insurance on the lives of certain of our current and former deferred compensation plan participants. This Company-owned life insurance is held in a grantor trust and is intended to cover a majority of the costs of our deferred compensation plan. The cash surrender value of our Company-owned life insurance was $27.6 million and $24.3 million as of January 31, 2021 and January 26, 2020, respectively.
We maintain defined benefit pension plans for the employees of our Swiss subsidiaries and French subsidiary. Expected future payments under these plans totaled $22.7 million as of January 31, 2021.
As of January 31, 2021, the liability associated with vested, but unsettled restricted stock awards that are to be settled in cash totaled $14.0 million, which was included in "Other long-term liabilities" in the Balance Sheets.
Working Capital
Working capital, defined as total current assets less total current liabilities, fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, such as in fiscal year 2021, our working capital requirements may increase as we purchase additional manufacturing materials and increase production. In addition, our working capital may be affected by potential acquisitions and transactions involving our debt instruments. Although investments made to fund working capital will reduce our cash balances, these investments are necessary to support business and operating initiatives. Our working capital, excluding cash and cash equivalents, was $96.3 million and $68.8 million as of January 31, 2021 and January 26, 2020, respectively. Our working capital, including cash and cash equivalents and the current portion of long-term debt, was $365.2 million and $362.1 million as of January 31, 2021 and January 26, 2020, respectively.
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
In summary, our cash flows for each period were as follows:

	Fiscal Years
(in thousands)	2021	2020	2019
Net cash provided by operating activities	$118,930	$118,616	$183,563
Net cash used in investing activities	(42,909)	(34,334)	(36,218)
Net cash used in financing activities	(100,454)	(103,078)	(143,148)
Net (decrease) increase in cash and cash equivalents	$(24,433)	$(18,796)	$4,197
Operating Activities
Net cash provided by operating activities is due to net income, adjusted for non-cash items, and fluctuations in operating assets and liabilities.
Operating cash flows for fiscal year 2021 were favorably impacted by an 8.7% increase in net sales, reduced travel costs as a result of the COVID-19 pandemic and lower restructuring expenses, and were unfavorably impacted by a $14.5 million increase in net inventory. Operating cash flows for fiscal year 2020 were favorably impacted by $1.0 million of proceeds received from the HiLight Settlement and unfavorably impacted by a $9.3 million increase in net inventory. Operating cash flows for fiscal year 2019 were favorably impacted by $8.0 million of proceeds received from the HiLight Settlement.
Investing Activities
Net cash used in investing activities is primarily attributable to capital expenditures and purchases of investments, net of proceeds from sales of property, plant and equipment and proceeds from sales of investments. Investing activities are also impacted by acquisitions, net of any cash received.
Capital expenditures were $32.7 million, $23.1 million and $17.1 million in fiscal years 2021, 2020 and 2019, respectively. In fiscal years 2021 and 2020, we made significant investments to update and expand our production capabilities, including the $4.0 million purchase of a manufacturing facility in Colorado.
In fiscal years 2021, 2020 and 2019, we paid $10.9 million, $11.6 million and $9.3 million, respectively, for strategic investments, including investments in companies that are enabling the LoRa®- and LoRaWANTM-based ecosystem.
On August 17, 2018, we acquired all of the outstanding equity interests of TrackNet for an aggregate purchase price of approximately $8.5 million. On May 2, 2018, we acquired substantially all of the assets of ICI for approximately $7.4 million. We funded these purchases using cash on hand.

Financing Activities
Net cash used in financing activities is primarily attributable to repurchases of our common stock, payments related to employee share-based compensation payroll taxes and principal payments related to our long-term debt, offset by proceeds from stock option exercises and borrowings under our Credit Agreement.
In fiscal year 2019, we settled the AptoVision Technologies, Inc. earn-out for the performance period ended July 29, 2018. Of the total earn-out distribution for this performance period, $8.5 million was attributable to the original acquisition fair value and, therefore, presented as a financing activity.
In fiscal year 2021, we paid $21.5 million for employee share-based compensation payroll taxes and received $8.5 million in proceeds from the exercise of stock options, compared to payments of $21.5 million for employee share-based compensation payroll taxes and proceeds of $6.0 million from the exercise of stock options in fiscal year 2020 and payments of $18.5 million for employee share-based compensation payroll taxes and proceeds of $16.3 million from the exercise of stock options in fiscal year 2019. We do not directly control the timing of the exercise of stock options. Such exercises are independent decisions made by grantees and are influenced most directly by the stock price and the expiration dates of stock option awards. Such proceeds are difficult to forecast, resulting from several factors which are outside our control. We believe that such proceeds will remain a nominal source of cash in the future.
Critical Accounting Estimates
We prepare our consolidated financial statements in accordance with GAAP. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. Accordingly, actual results could differ materially from our estimates. We consider an accounting policy to be a "critical accounting policy and estimate" if: (1) we must make assumptions that were uncertain when the judgment was made, and (2) changes in the estimate assumptions or selection of a different estimate methodology could have a significant impact on our financial position and the results that we report in our consolidated financial statements. While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information available when the estimate was made. We believe the following represent our most significant accounting estimates:
•Inventories - We value our inventory at the lower of cost or net realizable value, which requires us to make estimates regarding potential obsolescence or lack of marketability. We reduce the basis of our inventory due to changes in demand or change in product life cycles. The estimation of customer demand requires management to evaluate and make assumptions of the impact of changes in demand or changes in product life cycles on current sales levels. Our write-down to net realizable value at the end of fiscal year 2021 and 2020 represented 26.3% and 29.5% of gross inventory, respectively. Based on fiscal year 2021 ending inventory, an increase in the write-down by one percent of gross inventory would decrease net inventory and increase cost of goods sold by $1.2 million.
•Revenue recognition - Net sales reflect the transaction prices for contracts, which include units shipped at selling prices reduced by variable consideration. Determination of variable consideration requires judgment by us and includes expected sales returns and other price adjustments. Variable consideration is estimated using the expected value method considering all reasonably available information, including our historical experience and our current expectations, and is reflected in the transaction price when sales are recorded. In fiscal year 2021, net sales were reduced by $18.1 million in estimated variable consideration, or 3.0% of gross revenue. In fiscal year 2020, net sales were reduced by $21.6 million in estimated variable consideration, or 3.8% of gross revenue. If variable consideration were estimated to be one percent higher, fiscal year 2021 revenue would have decreased by $6.1 million.
•Income taxes - The identification and measurement of deferred tax assets and liabilities and the provisional estimates associated with applicable tax laws require a high degree of judgement and interpretation of tax laws in the U.S. and several other foreign jurisdictions. We use judgement in estimating whether or not our deferred tax assets will ultimately be realized, expected outcomes of audits and likelihood of our tax positions being sustained, forecasted earnings and available tax planning strategies.
•Goodwill - We perform a goodwill impairment assessment on an annual basis, during the fourth quarter of each fiscal year, or more frequently if indicators of impairment exist. The analysis may include both qualitative factors, such as the industry and macro-economic environment, and quantitative assessments, both of which typically require a significant amount of judgement. For example, we use judgment in determining the level at which to test impairment, as well as estimating the carrying value of each reporting unit. Other significant estimates include market segment growth rates, assumed market share, estimated costs and discount rates based on the reporting unit's weighted average cost of capital. No impairment of goodwill has been recorded over the past three fiscal years.
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
Foreign Currency Risk
Our foreign operations expose us to the risk of fluctuations in foreign currency exchange rates against our functional currency (the U.S. Dollar) and we may economically hedge this risk with foreign currency contracts (such as currency forward contracts). Gains or losses on these non-U.S.-currency balances are generally offset by corresponding losses or gains on the related hedging instruments. As of January 31, 2021, our largest foreign currency exposures were from the Canadian Dollar, Swiss Franc, and Great British Pound.
We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign exchange rates of 10% for all currencies could be experienced in the near-term. These reasonably possible adverse changes were applied to our total monetary assets and liabilities denominated in currencies other than our functional currency as of January 31, 2021, to compute the adverse impact these changes would have had (after taking into account balance sheet hedges only) on our income before taxes, to show an impact of $0.7 million.
Interest Rate and Credit Risk
We are subject to interest rate risk in connection with the portion of the outstanding debt under our Credit Facility that bears interest at a variable rate as of January 31, 2021. As of January 31, 2021, we had $181.0 million of outstanding borrowings on our Credit Facility, which had $419.0 million of undrawn capacity.
During fiscal year 2021, we entered into an interest rate swap agreement to hedge the variability of interest payments on the first $150.0 million of debt outstanding under our Credit Facility. The swap has a three-year term and based on our current leverage ratio as of January 31, 2021, interest payments on $150.0 million of our debt are fixed at 1.9775%. Borrowings under our Credit Facility in excess of $150.0 million bear interest at a rate per annum equal to (1) the Base Rate plus a margin ranging from 0.25% to 1.25% depending upon our consolidated leverage ratio or (2) LIBOR (determined with respect to deposits in U.S. Dollars) for an interest period to be selected by us plus a margin ranging from 1.25% to 2.25% depending upon our consolidated leverage ratio (such margin, the "Applicable Margin"). The Base Rate is equal to a fluctuating rate equal to the highest of (a) the prime rate of the Administrative Agent, (b) 0.50% above the federal funds effective rate published by the Federal Reserve Bank of New York and (c) one-month LIBOR (determined with respect to deposits in U.S. Dollars), plus 1.00%. Interest on loans made under the Credit Facility in Alternative Currencies accrues at a rate per annum equal to LIBOR (determined with respect to deposits in the applicable Alternative Currency) (other than loans made in Canadian Dollars, for which a special reference rate for Canadian Dollars applies) for an interest period to be selected by us plus the Applicable Margin. Based upon the amount of our outstanding indebtedness as of January 31, 2021, a one percentage point increase in LIBOR would not have a material impact on our annual interest expense as only $31.0 million of our outstanding debt balance remains subject to a floating rate.
The Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, has announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. That announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021, and it is possible that LIBOR could be discontinued or modified before then. However, for U.S dollar LIBOR, it now appears that the relevant date may be deferred to June 30, 2023 for certain tenors (including overnight and one, three, six and 12 months), at which time the LIBOR administrator has indicated that it intends to cease publication of U.S. dollar LIBOR. Despite this potential deferral, the LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. Our Credit Facility provides that, if it is publicly announced that the administrator of LIBOR has ceased or will cease to provide LIBOR, if it is publicly announced by the applicable regulatory supervisor that LIBOR is no longer representative, or if either the administrative agent or lenders holding 50% of the aggregate principal amount of our revolving commitments and term loans elect, we and the administrative agent may amend our Credit Agreement to replace LIBOR with an alternate benchmark rate. This alternative benchmark rate may include a forward-looking term rate that is based on the secured overnight financing rate, also known as SOFR, published by the Federal Reserve Bank of New York.
Interest rates also affect our return on excess cash and investments. As of January 31, 2021, we had $268.9 million of cash and cash equivalents. A majority of our cash and cash equivalents generate interest income based on prevailing interest rates. Investments and cash and cash equivalents generated interest income of $2.5 million in fiscal year 2021. A significant change in interest rates would impact the amount of interest income generated from our cash and investments. It would also impact the market value of our investments.
Our investments are primarily subject to credit risk. Our investment guidelines prescribe credit quality, permissible investments, diversification, and duration restrictions. These restrictions are intended to limit risk by restricting our investments to high quality debt instruments with relatively short-term durations. Our investment strategy limits investment of new funds and maturing securities to U.S. Treasury, Federal agency securities, high quality money market funds and time deposits with our principal commercial banks. Outside of these investment guidelines, we also invest in a limited amount of debt securities in privately held companies that we view as strategic to our business. For example, many of these investments are in companies that are enabling the LoRa- and LoRaWAN®-based ecosystem. We evaluate the credit risk of these investments on a quarterly basis and increased our current expected credit loss reserves by $2.9 million in fiscal year 2021, related to the credit risk on our debt securities investments, resulting in a current expected credit loss reserve balance on our available-for-sale debt securities and held-to-maturity debt securities of $3.4 million as of January 31, 2021.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Semtech Corporation
Camarillo, California
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Semtech Corporation and subsidiaries (the "Company") as of January 31, 2021 and January 26, 2020, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2021, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and January 26, 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 24, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 13 to the financial statements, the Company changed its method of accounting for leases effective January 28, 2019 due to the adoption of FASB ASU No. 2016-02, Leases (ASC 842).
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
Inventories – Excess Quantities and Obsolescence – Refer to Notes 2 and 6 to the financial statements.
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
•We tested the effectiveness of controls over the inventory E&O reserve review and approval process, including controls designed to review and approve the related projections of future demand.
•We selected a sample of reserved parts and performed the following for each selection:
◦To understand the assumptions behind the E&O reserve, including the related projection of future demand, we made inquiries of business unit managers as well as sales, operations, and marketing personnel about the estimated demand and historical consumption of each part selected.
◦We tested the projection of future demand by comparing internal and external information (e.g. historical sales, contracts, communications with customers, market trends, and macroeconomic conditions) with the Company’s projection of future demand.
◦Performed a retrospective review by comparing management’s prior-year projection of future demand by product with actual product sales in the current year to identify potential bias in the inventory reserve.
We recalculated the net realizable value of the inventory reserve and compared our recalculation with the recorded balance.

/s/ Deloitte & Touche LLP
Los Angeles, California
March 24, 2021

We have served as the Company's auditor since 2016.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Fiscal Year Ended
	January 31, 2021	January 26, 2020	January 27, 2019
Net sales	$595,117	$547,512	$627,196
Cost of sales	231,568	210,828	250,174
Gross profit	363,549	336,684	377,022
Operating costs and expenses:
Selling, general and administrative	162,832	163,106	145,246
Product development and engineering	117,529	107,368	109,047
Intangible amortization	8,265	16,546	26,649
Changes in the fair value of contingent earn-out obligations	(33)	(2,345)	(9,419)
Total operating costs and expenses	288,593	284,675	271,523
Operating income	74,956	52,009	105,499
Interest expense	(5,336)	(9,106)	(9,202)
Non-operating income, net	124	2,893	3,823
Investment impairments and credit loss reserves	(6,769)	(1,211)	(30,000)
Income before taxes and equity in net gains (losses) of equity method investments	62,975	44,585	70,120
Provision for income taxes	3,437	12,828	355
Net income before equity in net gains (losses) of equity method investments	59,538	31,757	69,765
Equity in net gains (losses) of equity method investments	329	109	(126)
Net income	59,867	31,866	69,639
Net loss attributable to noncontrolling interest	(36)	(5)	—
Net income attributable to common stockholders	$59,903	$31,871	$69,639
Earnings per share:
Basic	$0.92	$0.48	$1.06
Diluted	$0.91	$0.47	$1.02
Weighted average number of shares used in computing earnings per share:
Basic	65,208	66,263	65,982
Diluted	66,059	67,418	68,481
The accompanying notes are an integral part of these consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended
	January 31, 2021	January 26, 2020	January 27, 2019
Net income	$59,867	$31,866	$69,639
Other comprehensive loss, net:
Unrealized gain (loss) on foreign currency cash flow hedges, net	602	59	(115)
Reclassifications of realized (gain) loss on foreign currency cash flow hedges, net to net income	(602)	(133)	189
Unrealized loss on interest rate cash flow hedges, net	(1,817)	—	—
Reclassifications of realized loss on interest rate cash flow hedges, net to net income	418	—	—
Unrealized gain on available-for-sale securities	140	2,506	—
Reclassification of realized gain on available-for-sale securities, net to net income	(757)	—	—
Change in defined benefit plans, net	14	(4,991)	(2,481)
Other comprehensive loss, net	(2,002)	(2,559)	(2,407)
Comprehensive income	57,865	29,307	67,232
Comprehensive loss attributable to noncontrolling interest	(36)	(5)	—
Comprehensive income attributable to common stockholders	$57,901	$29,312	$67,232
The accompanying notes are an integral part of these consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 31, 2021	January 26, 2020
Assets
Current assets:
Cash and cash equivalents	$268,891	$293,324
Accounts receivable, less allowances of $721 and $633, respectively	70,433	61,927
Inventories	87,494	73,010
Prepaid taxes	22,083	10,718
Other current assets	25,827	21,757
Total current assets	474,728	460,736
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $233,779 and $214,787, respectively	130,934	124,418
Deferred tax assets	25,483	20,094
Goodwill	351,141	351,141
Other intangible assets, net	11,746	20,012
Other assets	88,070	76,032
TOTAL ASSETS	$1,082,102	$1,052,433
Liabilities
Current liabilities:
Accounts payable	$50,189	$48,009
Accrued liabilities	59,384	50,632
Total current liabilities	109,573	98,641
Non-current liabilities:
Deferred tax liabilities	976	3,600
Long term debt, less current portion	179,195	194,743
Other long-term liabilities	93,405	78,249

Commitments and contingencies (Note 14)

Stockholders’ Equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 65,098,379 outstanding and 78,136,144 issued and 65,758,115 outstanding, respectively	785	785
Treasury stock, at cost, 13,037,765 shares and 12,378,029 shares, respectively	(438,798)	(387,851)
Additional paid-in capital	473,728	458,579
Retained earnings	671,196	611,607
Accumulated other comprehensive loss	(8,168)	(6,166)
Total stockholders’ equity	698,743	676,954
Noncontrolling interest	210	246
Total equity	698,953	677,200
TOTAL LIABILITIES AND EQUITY	$1,082,102	$1,052,433
The accompanying notes are an integral part of these consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock					Accumulated Other Comprehensive Loss
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Earnings		Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at January 28, 2018	66,280,129	$785	$(251,974)	$417,171	$500,569	$(1,200)	$665,351	$—	$665,351
Cumulative-effect adjustment to beginning balance from adoption of ASU 2014-09	—	—	—	—	11,104	—	11,104	—	11,104
Cumulative-effect adjustment to beginning balance from adoption of ASU 2016-16	—	—	—	—	(1,576)	—	(1,576)	—	(1,576)
Net income	—	—	—	—	69,639	—	69,639	—	69,639
Other comprehensive loss	—	—	—	—	—	(2,407)	(2,407)	—	(2,407)
Share-based compensation	—	—	—	58,921	—	—	58,921	—	58,921
Repurchase of common stock	(2,448,133)	—	(116,210)	—	—	—	(116,210)	—	(116,210)
Treasury stock reissued	1,406,259	—	21,966	(24,208)	—	—	(2,242)	—	(2,242)
Balance at January 27, 2019	65,238,255	$785	$(346,218)	$451,884	$579,736	$(3,607)	$682,580	$—	$682,580
Net income	—	—	—	—	31,871	—	31,871	(5)	31,866
Other comprehensive loss	—	—	—	—	—	(2,559)	(2,559)	—	(2,559)
Capital contribution from outside party to a consolidated subsidiary	—	—	—	—	—	—	—	251	251
Share-based compensation	—	—	—	50,786	—	—	50,786	—	50,786
Repurchase of common stock	(1,471,703)	—	(70,219)	—	—	—	(70,219)	—	(70,219)
Treasury stock reissued	1,991,563	—	28,586	(44,091)	—	—	(15,505)	—	(15,505)
Balance at January 26, 2020	65,758,115	$785	$(387,851)	$458,579	$611,607	$(6,166)	$676,954	$246	$677,200
Cumulative-effect adjustment to beginning balance from adoption of ASU 2016-13	—	—	—	—	(314)	—	(314)	—	(314)
Net income	—	—	—	—	59,903	—	59,903	(36)	59,867
Other comprehensive loss	—	—	—	—	—	(2,002)	(2,002)	—	(2,002)
Share-based compensation	—	—	—	48,626	—	—	48,626	—	48,626
Repurchase of common stock	(1,597,104)	—	(71,433)	—	—	—	(71,433)	—	(71,433)
Treasury stock reissued	937,368	—	20,486	(33,477)	—	—	(12,991)	—	(12,991)
Balance at January 31, 2021	65,098,379	$785	$(438,798)	$473,728	$671,196	$(8,168)	$698,743	$210	$698,953
The accompanying notes are an integral part of these consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	January 31, 2021	January 26, 2020	January 27, 2019
Cash flows from operating activities:
Net income	$59,867	$31,866	$69,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,867	39,951	49,639
Amortization of right-of-use assets	3,991	4,015	—
Investment impairments and credit loss reserves	6,769	1,211	30,000
Accretion of deferred financing costs and debt discount	482	484	528
Write-off of deferred financing costs and debt discount	—	514	—
Deferred income taxes	(7,396)	(5,596)	(16,047)
Share-based compensation and warrant costs	52,986	52,049	66,837
Loss (gain) on disposition of business operations and assets	61	378	(26)
Changes in the fair value of contingent earn-out obligations	(33)	(2,345)	(9,419)
Equity in net (gains) losses of equity method investments	(329)	(109)	126
Gain from sale of investment	—	—	(1,288)
Corporate owned life insurance, net	6,508	5,613	(34)
Changes in assets and liabilities:
Accounts receivable, net	(8,506)	17,296	(21,499)
Inventories	(14,484)	(9,331)	8,444
Other assets	(15,069)	2,415	(587)
Accounts payable	3,565	2,603	7,543
Accrued liabilities	2,309	(20,563)	124
Income taxes payable	—	(2,105)	408
Other liabilities	(3,658)	270	(825)
Net cash provided by operating activities	118,930	118,616	183,563
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	385	352	112
Purchase of property, plant and equipment	(32,734)	(23,056)	(17,052)
Purchase of investments	(10,938)	(11,630)	(9,297)
Acquisitions, net of cash acquired	—	—	(15,948)
Proceeds from sale of investments	378	—	5,967
Net cash used in investing activities	(42,909)	(34,334)	(36,218)
Cash flows from financing activities:
Payments of term loans	—	(115,312)	(15,938)
Proceeds from revolving line of credit	—	201,000	—
Payments of revolving line of credit	(16,000)	(101,000)	—
Deferred financing costs	(30)	(2,056)	—
Payments of earn-out	—	(237)	(8,736)
Payment for employee share-based compensation payroll taxes	(21,490)	(21,507)	(18,539)
Proceeds from exercise of stock options	8,499	6,002	16,275
Repurchase of common stock	(71,433)	(70,219)	(116,210)
Contributions from noncontrolling interest	—	251	—
Net cash used in financing activities	(100,454)	(103,078)	(143,148)
Net (decrease) increase in cash and cash equivalents	(24,433)	(18,796)	4,197
Cash and cash equivalents at beginning of period	293,324	312,120	307,923
Cash and cash equivalents at end of period	$268,891	$293,324	$312,120

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

Supplemental disclosure of cash flow information:
Interest paid	$4,880	$7,906	$8,588
Income taxes paid	$8,406	$11,157	$7,740

Non-cash investing and financing activities:
Accounts payable related to capital expenditures	$2,862	$4,247	$2,024
Conversion of note into equity	$—	$—	$500
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
Basis of Presentation
The Company reports results on the basis of 52 and 53-week periods and ends its fiscal year on the last Sunday in January. Fiscal year 2021 consisted of 53 weeks, while fiscal years 2020 and 2019 each consisted of 52 weeks.
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
Investments
The Company’s investment policy restricts investments to high credit quality investments with limits on the length to maturity and requires diversification of investment portfolio. These investments, especially corporate obligations, are subject to default risk. The Company classifies its convertible debt investments as available-for-sale ("AFS") securities and reports these investments at fair value with current and long-term AFS investments included in "Other current assets" and "Other assets," respectively, in the Balance Sheets. Unrealized gains or losses, net of tax, are recorded in "Accumulated other comprehensive loss" in the Balance Sheets, and realized gains or losses, as well as current expected credit loss reserves are recorded in "Non-operating income, net" in the Statements of Income.
The Company has minority equity investments in privately-held companies that are classified in "Other assets" in the Balance Sheets. Substantially all of these investments are carried at cost because the Company does not have the ability to exercise significant influence over the companies. These minority equity investments do not have readily determinable fair values and the Company has determined that it is not practicable to estimate the fair values of these investments. As of January 31, 2021 and January 26, 2020, the Company had aggregate net investments under the cost method of accounting of $24.1 million and $19.4 million, respectively. As of January 31, 2021 and January 26, 2020, aggregate net investments accounted for under the equity method of accounting totaled $3.1 million and $3.3 million, respectively. The Company monitors whether there have been any events or changes in circumstances that would have a significant adverse effect on the fair values of these investments and recognizes losses in the Statements of Income when it determines that declines in the fair values of its investments below their cost are other than temporary. The Company recorded investment impairments and credit loss reserves of $6.8 million, $1.2 million and $30.0 million during fiscal years 2021, 2020 and 2019, respectively.
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
Business Combinations
The Company accounts for business combinations in accordance with ASC 805, “Business Combinations.” The Company allocates the purchase price paid for assets acquired and liabilities assumed in connection with acquisitions based on their estimated fair values at the time of acquisition. This allocation involves a number of assumptions, estimates and judgments that could materially affect the timing or amounts recognized in its financial statements. The most subjective areas include determining the fair values of the following:
•intangible assets, including the valuation methodology, estimations of future cash flows, discount rates, market segment growth rates and the Company's assumed market segment share, as well as the estimated useful life of intangible assets;

•deferred tax assets and liabilities, uncertain tax positions and tax-related valuation allowances, which are initially estimated as of the acquisition date;
•inventory; property, plant and equipment; pre-existing liabilities or legal claims; deferred revenue; and contingent consideration, each as may be applicable; and
•goodwill as measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed.
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
The Company tests the reasonableness of the inputs and outcomes of its discounted cash flow analysis against available market data. As the fair values of all of the Company's reporting units exceeded their carrying values, no impairment of goodwill was recorded during fiscal years 2021, 2020 or 2019.
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
The Company determines revenue recognition through the following five steps:
•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, performance obligations are satisfied.
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

    Contract Balances:
Accounts receivable represents the Company’s unconditional right to receive consideration from its customers. Contract assets consist of the Company’s right to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (i.e., receivable), before the entity transfers a good or service to the customer. The Company's contract asset and contract liability balances were not material as of January 31, 2021 and January 26, 2020.
There were no impairment losses recognized on the Company’s accounts receivable or contract assets during the fiscal year ended January 31, 2021.
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
Sales and Marketing
The Company expenses sales and marketing costs, which include advertising costs, as they are incurred. Advertising costs were $1.0 million, $0.9 million and $0.6 million for fiscal years 2021, 2020 and 2019, respectively.
Product Development and Engineering
Product development and engineering costs are charged to expense as incurred. Recoveries from nonrecurring engineering services are recorded as an offset to product development expense incurred in support of this effort since these activities do not represent an earnings process core to the Company’s business and serve as a mechanism to partially recover development expenditures. The Company received approximately $9.6 million, $8.4 million and $4.4 million of recoveries for nonrecurring engineering services in fiscal years 2021, 2020 and 2019, respectively.
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
The following table summarizes the changes in other comprehensive (loss) income by component:

	Fiscal Year Ended
	January 31, 2021			January 26, 2020			January 27, 2019
(in thousands)	Pre-tax Amount	Tax Benefit (Expense)	Net Amount	Pre-tax Amount	Tax (Expense) Benefit	Net Amount	Pre-tax Amount	Tax Benefit (Expense)	Net Amount
Defined benefit plans:
Other comprehensive loss before reclassifications	$(2,879)	$(469)	$(3,348)	$(9,237)	$1,276	$(7,961)	$(2,597)	$116	$(2,481)
Amounts reclassified to earnings included in "Selling, general and administrative"	2,901	461	3,362	3,446	(476)	2,970	—	—	—
Foreign currency hedge:
Other comprehensive income (loss) before reclassifications	780	(178)	602	66	(7)	59	(164)	49	(115)
Amounts reclassified to earnings included in "Selling, general and administrative"	(780)	178	(602)	(149)	16	(133)	233	(44)	189
Interest rate hedge:
Other comprehensive loss before reclassifications	(2,320)	499	(1,821)	—	—	—	—	—	—
Amounts reclassified to earnings included in "Interest expense"	538	(116)	422	—	—	—	—	—	—
Available-for-sale securities:
Other comprehensive income before reclassifications	165	(25)	140	3,156	(650)	2,506	—	—	—
Amounts reclassified to earnings included in "Non-operating income, net"	(939)	182	(757)	—	—	—	—	—	—
Other comprehensive loss	$(2,534)	$532	$(2,002)	$(2,718)	$159	$(2,559)	$(2,528)	$121	$(2,407)
Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss by component:

(in thousands)	Defined Benefit Plans	Foreign Currency Hedge	Interest Rate Hedge	Available-for-Sale Securities	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
Balance as of January 28, 2018	$(2,030)	$—	$—	$—	$830	$(1,200)
Other comprehensive (loss) income	(2,481)	74	—	—	—	(2,407)
Balance as of January 27, 2019	(4,511)	74	—	—	830	(3,607)
Other comprehensive (loss) income	(4,991)	(74)	—	2,506	—	(2,559)
Balance as of January 26, 2020	(9,502)	—	—	2,506	830	(6,166)
Other comprehensive income (loss)	14	—	(1,399)	(617)	—	(2,002)
Balance as of January 31, 2021	$(9,488)	$—	$(1,399)	$1,889	$830	$(8,168)

Share-Based Compensation
The Company has various equity award plans ("Plans") that provide for granting share-based awards to employees and non-employee directors of the Company. The Plans provide for the granting of several available forms of stock compensation such as non-qualified stock option awards ("NQSOs"), restricted stock unit awards ("RSUs") and equity awards with certain market conditions.
The Company measures compensation cost for all share-based payments at fair value on the measurement date, which is typically the grant date. RSUs are valued based on the stock price on the measurement date, while NQSOs are valued using the Black-Scholes pricing model, which considers, among other things, estimates and assumptions on the expected life of options, stock price volatility and market value of the Company's common stock. Additionally, for awards with a market condition, the Company uses a Monte Carlo simulation model to estimate grant date fair value, which takes into consideration the range of possible stock price or total stockholder return outcomes.
Earnings per Share
The computation of basic and diluted earnings per common share was as follows:

	Fiscal Year Ended
(in thousands, except per share data)	January 31, 2021	January 26, 2020	January 27, 2019
Net income attributable to common stockholders	$59,903	$31,871	$69,639

Weighted average common shares outstanding–basic	65,208	66,263	65,982
Dilutive effect of share-based compensation	851	1,155	2,499
Weighted average common shares outstanding–diluted	66,059	67,418	68,481

Basic earnings per common share	$0.92	$0.48	$1.06
Diluted earnings per common share	$0.91	$0.47	$1.02

Anti-dilutive shares not included in the above calculations	406	120	553
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
Contingencies
From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business. The Company is also subject to income tax, indirect tax or other tax claims by tax agencies in jurisdictions in which it conducts business. In addition, the Company is a party to environmental matters including local, regional, state, and federal government clean-up activities at or near locations where the Company currently or has in the past conducted business. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of reasonably possible losses. A determination of the amount of reserves required for these commitments and contingencies that would be charged to earnings, if any, includes assessing the probability of adverse outcomes and estimating the amount of potential losses. The required reserves, if any, may change due to new developments in each matter or changes in circumstances such as a change in settlement strategy.
From time to time, the Company may record contingent earn-out liabilities, which represent the Company’s requirement to make additional payments related to acquisitions based on certain performance targets achieved during the earn-out periods. The Company measures contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The significant unobservable inputs used in the fair value measurements are revenue projections over the earn-out period (or other specified performance targets) and the probability outcome percentages assigned to each scenario. Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligation.

Recently Adopted Accounting Guidance
In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments–Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This guidance requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. It also requires credit losses on available-for-sale debt securities to be presented as an allowance, rather than reducing the carrying amount. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. The Company adopted ASU 2016-13 in the first quarter of fiscal year 2021, resulting in a $0.3 million reduction to beginning retained earnings, net of tax, and the recognition of a $0.4 million credit loss reserve.
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
Accounting Guidance Issued, but not yet Adopted as of January 31, 2021
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which modifies ASC 740 to simplify the accounting for income taxes. This guidance impacts the accounting for hybrid tax regimes, the tax basis step-up in goodwill obtained in a transaction that is not a business combination, separate financial statements of legal entities not subject to tax, the intraperiod tax allocation exception to the incremental approach, ownership changes in investments from a subsidiary to an equity method investment and vice versa, interim period accounting for enacted changes in tax law and the year-to-date loss limitation in interim period tax accounting. This guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within this those fiscal years, with early adoption permitted. The Company will adopt this guidance in the first quarter of fiscal year 2022. The adoption of this guidance is not expected to have any impact on the Company's consolidated financial statements.

Note 3: Acquisitions
There were no acquisitions during fiscal years 2021 and 2020.
Fiscal Year 2019 Acquisitions
Trackio International AG
On August 17, 2018, the Company, through its subsidiary Semtech (International) AG, a Swiss corporation, entered into a share purchase agreement to purchase all of the outstanding equity interests of Trackio International AG, a Swiss corporation, and its subsidiaries (collectively, "TrackNet"), for an aggregate purchase price of approximately $8.5 million (the "TrackNet Acquisition"). TrackNet is a provider of LoRa-based end-to-end solutions for the IoT and provides expertise and intellectual property that will be integrated into the Company's business to support its goal of enabling the growing ecosystem around the Company's LoRa® devices and wireless radio frequency technology. $4.3 million was attributed to goodwill and $3.0 million and $0.3 million was attributed to the estimated fair values of the intangible and tangible net assets acquired, respectively. The goodwill is not deductible for tax purposes. The transaction was completed on December 11, 2018 and accounted for as a business combination. The purchase price allocation for the TrackNet acquisition is complete. Net sales, earnings and pro forma results of operations have not been presented because they are not material to the Company’s consolidated financial statements. A summary of the purchase price allocation is as follows:

(in thousands)	Estimated Useful Life	January 27, 2019
Finite-lived intangible asset - Core Technologies	3 years	$3,000
Goodwill		4,316
Other assets (liabilities), net		1,184
Total consideration		$8,500
IC Interconnect, Inc.
On May 2, 2018, the Company acquired substantially all of the assets of IC Interconnect, Inc. (“ICI”) for an aggregate purchase price of approximately $7.4 million. The addition of ICI is aimed at further enhancing the Company’s U.S. research and development capabilities for its next-generation Z-Pak platform. $4.9 million was attributed to goodwill and $2.5 million was attributed to the estimated fair values of the tangible net assets acquired. The goodwill is deductible for tax purposes. The transaction was accounted for as a business combination. Net sales, earnings, and pro forma results of operations have not been presented because they are not material to the Company’s consolidated financial statements.

Note 4: Available-for-sale securities
The following table summarizes the values of the Company’s available-for-sale securities:

	January 31, 2021			January 26, 2020
(in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gain/(Loss)	Fair Value	Amortized Cost	Gross Unrealized Gain/(Loss)
Convertible debt	$11,989	$13,244	$(1,255)	$10,700	$8,715	$1,985
Total available-for-sale securities	$11,989	$13,244	$(1,255)	$10,700	$8,715	$1,985
The following table summarizes the maturities of the Company’s available-for-sale securities:

	January 31, 2021
(in thousands)	Fair Value	Amortized Cost
Within 1 year	$10,954	$11,700
After 1 year through 5 years	1,035	1,544
Total available-for-sale securities	$11,989	$13,244
The Company's AFS securities consist of investments in convertible debt instruments issued by privately-held companies. The AFS investments with maturities within one year were included in "Other current assets" and with maturities greater than one year were included in "Other assets" in the Balance Sheets.

Note 5: Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured and recorded at fair value on a recurring basis were presented within the Company's Balance Sheets as follows:

	Fair Value as of January 31, 2021				Fair Value as of January 26, 2020
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Convertible debt	$11,989	$—	$—	$11,989	$10,700	$—	$—	$10,700
Total financial assets	$11,989	$—	$—	$11,989	$10,700	$—	$—	$10,700

Financial liabilities:
Cycleo Earn-out	$—	$—	$—	$—	$2,108	$—	$—	$2,108
Interest rate swap agreement	1,782	—	1,782	—	—	—	—	—
Total return swap contracts	167	—	167	—	—	—	—	—
Total financial liabilities	$1,949	$—	$1,949	$—	$2,108	$—	$—	$2,108
During the fiscal year ended January 31, 2021, the Company had no transfers of financial assets or liabilities between Level 1 or Level 2. During April 2020, the Cycleo Earn-out (as defined in Note 14) period ended, and the Cycleo Earn-out liability was transferred out of Level 3. Subsequent to the earn-out period, the Cycleo Earn-out liability is not measured at fair value on a recurring basis and instead, it is measured based on a combination of certain sales and operating income results achieved during the earn-out period (see Note 14). During the fiscal year ended January 31, 2021, there were no other transfers of financial assets or liabilities into or out of Level 3. As of January 31, 2021, and January 26, 2020, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
During the earn-out period, the Cycleo Earn-out liability was valued utilizing estimates of annual sales and operating income (Level 3 inputs) through April 2020. These estimates represented inputs for which market data was not available and were developed using the best information available about the assumptions that market participants would use when pricing the liability.
The Company measured contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The significant unobservable inputs used in the fair value measurements were sales and operating income projections over the earn-out period, and the probability outcome percentages assigned to each scenario. Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liabilities will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. For the Cycleo Earn-out, the company has a business profile comparable to a start-up company. Accordingly, its sales projections were subject to significant revisions.
Adjustments to the estimated fair values related to contingent consideration were reported in changes in fair value of contingent earn-out obligations, while changes in all other unobservable inputs were reported in operating income.
The following table presents a reconciliation of the changes in the Cycleo Earn-out liability categorized within Level 3 in the fiscal year ended January 31, 2021:

(in thousands)
Balance at January 26, 2020	$2,108
Changes in fair value of contingent earn-out obligations	(33)
Changes in fair value of non-contingent earn-out obligations	(117)
Transferred out of Level 3	(1,958)
Balance at January 31, 2021	$—
The convertible debt investments are valued utilizing a combination of estimates that are based on the estimated discounted cash flows associated with the debt and the fair value of the equity into which the debt may be converted, all of which are Level 3 inputs.

The following table presents a reconciliation of the changes in convertible debt investments in the fiscal year ended January 31, 2021:

(in thousands)
Balance at January 26, 2020	$10,700
Additions	3,500
Fair market value adjustment to OCI	(313)
Increase in credit loss reserve	(2,927)
Interest accrued	1,029
Balance at January 31, 2021	$11,989
The interest rate swap agreement is measured at fair value using readily available interest rate curves (Level 2 inputs). The fair value of the agreement is determined by comparing, for each settlement, the contract rate to the forward rate and discounting to the present value. Contracts in a gain position are recorded in "Other current assets" and "Other assets" in the Balance Sheets and the value of contracts in a loss position are recorded in "Accrued liabilities" and "Other long term liabilities" in the Balance Sheets. See Note 19 for further discussion of the Company's derivative instruments.
The total return swap contracts are measured at fair value using quoted prices of the underlying investments (Level 2 inputs). The fair values of the total return swap contracts are recognized in the Balance Sheets in "Accrued Liabilities" if the instruments are in a loss position and in "Other Current Assets" if the instruments are in a gain position. See Note 19 for further discussion of the Company's derivative instruments.
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
Investment Impairments and Credit Loss Reserves
Upon the adoption of ASU 2016-13, the Company recorded expected credit loss reserves of $0.4 million related to its held-to-maturity debt securities. During the fiscal year ended January 31, 2021, the Company increased its current expected credit loss reserves by $2.9 million for its available-for-sale debt securities and held-to-maturity debt securities. These increases were, in part, due to the impact of the COVID-19 pandemic on early-stage development companies. The total credit loss reserve for the Company's available-for-sale debt securities and held-to-maturity debt securities was $3.4 million as of January 31, 2021. In addition, during the fiscal year ended January 31, 2021, the Company recorded $3.9 million of impairments on its non-marketable equity securities as the Company determined that these investments were other than temporarily impaired. During the fiscal year ended January 26, 2020, the Company had a $0.5 million impairment on its non-marketable equity securities and a $0.7 million impairment on its available-for-sale debt securities.

Note 6: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

(in thousands)	January 31, 2021	January 26, 2020
Raw materials	$2,936	$2,223
Work in progress	59,523	50,640
Finished goods	25,035	20,147
Inventories	$87,494	$73,010

Note 7: Property, Plant and Equipment
The following is a summary of property and equipment:

(in thousands)	Estimated Useful Lives	January 31, 2021	January 26, 2020
Land		$13,605	$12,143
Buildings	7 to 39 years	35,106	35,801
Leasehold improvements	2 to 10 years	9,271	10,148
Machinery and equipment	3 to 8 years	211,671	196,270
Computer hardware and software	3 to 13 years	71,306	68,748
Furniture and office equipment	5 to 7 years	5,692	5,236
Construction in progress		18,062	10,859
Property, plant and equipment, gross		364,713	339,205
Less: accumulated depreciation and amortization		(233,779)	(214,787)
Property, plant and equipment, net		$130,934	$124,418
As of January 31, 2021 and January 26, 2020, construction in progress consisted primarily of machinery and equipment awaiting completion of installation and being placed in service.
Depreciation expense was $23.6 million, $23.4 million, and $23.0 million in fiscal years 2021, 2020, and 2019, respectively.

Note 8: Goodwill and Intangible Assets
Goodwill
The carrying amounts of goodwill by applicable reporting unit were as follows:

(in thousands)	Signal Integrity	Wireless and Sensing	Protection	Total
Balance at January 26, 2020	$274,085	$72,128	$4,928	$351,141
Balance at January 31, 2021	$274,085	$72,128	$4,928	$351,141
Goodwill is not amortized, but is tested for impairment at the reporting unit level using either a qualitative or quantitative assessment on an annual basis during the fourth quarter of each fiscal year, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. The reporting units are the same as the operating segments, which aggregate into a single reportable segment (see Note 16 on segment information). For fiscal year 2020, the Company performed a quantitative assessment that demonstrated that the fair value of the reporting units was higher than their respective carrying values. For fiscal years 2021 and 2019, the Company performed a qualitative assessment and concluded that it was more likely than not that the fair value of each of the three reporting units exceeded its carrying value. As of January 31, 2021 and January 26, 2020, there were no indications of impairment of the Company's goodwill balances, and no impairment to goodwill was recorded during fiscal years 2021, 2020 or 2019.
Purchased Intangibles
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and technology licenses purchased, which are amortized over their estimated useful lives:

		January 31, 2021			January 26, 2020
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technologies	3-8 years	$29,300	$(17,554)	$11,746	$82,857	$(63,434)	$19,423
Customer relationships		—	—	—	6,000	(5,411)	589
Total finite-lived intangible assets		$29,300	$(17,554)	$11,746	$88,857	$(68,845)	$20,012
Amortization expense of finite-lived intangible assets recorded in the Statements of Income for each period was as follows:

(in thousands)	January 31, 2021	January 26, 2020	January 27, 2019
Core technologies	$7,676	$14,263	$20,916
Customer relationships	589	2,283	5,733
Total amortization expense	$8,265	$16,546	$26,649
Future amortization expense of finite-lived intangible assets is expected as follows:

(in thousands)
To be recognized in:	Total
Fiscal year 2022	$4,942
Fiscal year 2023	4,002
Fiscal year 2024	1,676
Fiscal year 2025	288
Fiscal year 2026	288
Thereafter	550
Total expected amortization expense	$11,746

The following table sets forth the Company’s indefinite-lived intangible assets resulting from additions to IPR&D:

(in thousands)	Net Carrying Amount
Value at January 27, 2019	$2,300
Transfers to core technologies	(2,300)
Value at January 26, 2020	$—
Value at January 31, 2021	$—
The Company reviews indefinite-lived intangible assets for impairment during the fourth quarter of each fiscal year by comparing the carrying amount of the asset to the future discounted cash flows that the asset is expected to generate. There was no impairment to the Company's indefinite-lived intangible assets during fiscal years 2021, 2020 or 2019. During the fourth quarter of fiscal year 2020, the IPR&D acquired by the Company in connection with the Aptovision Technologies, Inc. acquisition became fully developed and was, therefore, transferred to finite-lived intangible assets as part of core technologies.

Note 9: Accrued Liabilities
The following is a summary of accrued liabilities for fiscal years 2021 and 2020:

(in thousands)	January 31, 2021	January 26, 2020
Compensation	$29,397	$20,817
Refund liabilities	9,351	8,581
Lease liabilities	3,975	3,273
Deferred revenue	3,923	3,931
Professional fees	2,525	2,449
Earn-out liability	1,958	2,108
Deferred compensation	1,709	1,365
Environmental reserve	531	1,450
Other	6,015	6,658
Total accrued liabilities	$59,384	$50,632

Note 10: Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	Balance as of
(in thousands)	January 31, 2021	January 26, 2020
Revolving loans	$181,000	$197,000
Debt issuance costs	(1,805)	(2,257)
Total long-term debt, net of debt issuance costs	$179,195	$194,743
Effective interest rate (1)	1.88%	2.95%
(1) The revolving loans bear interest at a variable rate based on LIBOR or a Base Rate, at the Company’s option, plus an applicable margin that varies based on the Company’s consolidated leverage ratio. In the first quarter of fiscal year 2021, the Company entered into an interest rate swap agreement that fixed the interest on the first $150.0 million of debt outstanding under the revolving loans at 1.9775%. As of January 31, 2021, the effective interest rate is a weighted-average rate that represents interest on the first $150.0 million of the debt outstanding at a fixed LIBOR rate of 0.7275% plus a margin of 1.25% (total fixed rate of 1.9775%), and the remainder of the debt outstanding at a variable rate based on the one-month LIBOR rate, which was 0.14% as of January 31, 2021, plus a margin of 1.25% (total variable rate of 1.39%). As of January 26, 2020, the interest rate was a variable rate based on the one-month LIBOR rate, which was 1.7% as of January 26, 2020, plus a margin of 1.25% (total variable rate of 2.95%).
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
In fiscal year 2021, the Company entered into an interest rate swap agreement with a three-year term to hedge the variability of interest payments on the first $150.0 million of debt outstanding under our Credit Facility. Interest payments on $150.0 million of our debt are now fixed at 1.9775% based on our current leverage ratio as of January 31, 2021. The Company's debt in excess of $150.0 million remains subject to a floating rate.
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
Commitment fees on the unused portion of the revolving loans accrue at a rate per annum ranging from 0.20% to 0.35% depending upon the Company's consolidated leverage ratio. Our current commitment fee rate is 0.20% per annum.
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
The Credit Agreement contains customary covenants, including limitations on the Company’s ability to, among other things, incur indebtedness, create liens on assets, engage in certain fundamental corporate changes, make investments, repurchase stock, pay dividends or make similar distributions, engage in certain affiliate transactions, or enter into agreements that restrict the Company's ability to create liens, pay dividends or make loan repayments. In addition, the Company must comply with financial covenants, including maintaining a maximum consolidated leverage ratio, determined as of the last day of each fiscal quarter, of 3.50 to 1.00 or less, provided that, such maximum consolidated leverage ratio may be increased to 4.00 to 1.00 for the four consecutive fiscal quarters ending on or after the date of consummation of a permitted acquisition that constitutes a "Material Acquisition" under the Credit Agreement, subject to the satisfaction of certain conditions. As of January 31, 2021, the Company was in compliance with its financial covenants.
The Credit Agreement also contains customary provisions pertaining to events of default. If any event of default occurs, the obligations under the Credit Agreement may be declared due and payable, terminated upon written notice to the Company and existing letters of credit may be required to be cash collateralized.
The amendment of the Credit Agreement in the fourth quarter of fiscal year 2020 resulted in a loss on early extinguishment of debt totaling $0.5 million, related to the write off of unamortized discounts and loan costs, which was presented in "Non-operating income, net" within the Statements of Income.
As of January 31, 2021, the Company had $181.0 million outstanding under its Credit Facility, which had $419.0 million of undrawn borrowing capacity. The outstanding borrowings are due at maturity on November 7, 2024.
Interest expense was comprised of the following components for the periods presented:

	Fiscal Year Ended
(in thousands)	January 31, 2021	January 26, 2020	January 27, 2019
Contractual interest (1)	$4,854	$8,622	$8,674
Amortization of debt discount and issuance costs	482	484	528
Total interest expense	$5,336	$9,106	$9,202
(1) Contractual interest represents the interest on the Company's outstanding debt after giving effect to the interest rate swap agreement.
As of January 31, 2021, there were no amounts outstanding under the letters of credit, swing line loans and alternative currency sub-facilities.

Note 11: Share-Based Compensation
Financial Statement Effects and Presentation
Pre-tax share-based compensation was included in the Statements of Income for fiscal years 2021, 2020 and 2019 as follows:

	Fiscal Year Ended
(in thousands)	January 31, 2021	January 26, 2020	January 27, 2019
Net sales offset (Warrant)	$—	$—	$21,501
Cost of sales	2,501	1,928	1,639
Selling, general and administrative	37,000	38,556	35,430
Product development and engineering	13,485	11,565	8,267
Share-based compensation	$52,986	$52,049	$66,837
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
The following table is a summary of the status of non-vested restricted stock unit awards as of January 31, 2021, and changes during the year.

	Restricted Stock Units, Stock Grants and Stock Units
(in thousands, except per share data)	Shares	Weighted-Average Grant Date Fair Value (per share)
Nonvested at January 26, 2020	2,102	$43.43
Granted	909	56.28
Vested	(841)	39.81
Forfeited	(111)	46.97
Nonvested at January 31, 2021	2,059	$50.39
The aggregate unrecognized compensation for the non-vested restricted stock units as of January 31, 2021 was $82.3 million, which will be recognized over a weighted-average period of 2.4 years.
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
The restricted stock units that are to be settled in cash are accounted for as liabilities. These awards are not typically settled until a non-employee director’s separation from service, so the value of both the unvested and vested but unsettled awards are re-measured at the end of each reporting period until settlement. As of January 31, 2021, the total number of vested, but unsettled awards was 188,739 units, and $14.0 million of the liability associated with these awards was included in "Other long-term liabilities" in the Balance Sheets.
The restricted stock units that are to be settled in shares are accounted for as equity. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date, based on the fair value of the Company's common stock at the grant date, and recognized as share-based compensation expense over the requisite vesting period (typically one year).

The following table summarizes the activity for the non-employee directors restricted stock units for the fiscal year ended January 31, 2021:

(in thousands, except per share data)	Total Units	Units Subject to Share Settlement	Units Subject to Cash Settlement	Weighted-Average Grant Date Fair Value (per share)
Balance at January 26, 2020	26	12	14	$50.55
Granted	28	13	15	51.52
Vested	(26)	(12)	(14)	50.55
Forfeited	—	—	—	—
Balance at January 31, 2021	28	13	15	$51.52
Market Condition Restricted Stock Units
In fiscal years 2021, 2020 and 2019, the Company granted, 137,224, 266,000 and 200,442, respectively, of restricted stock units to certain executives of the Company that have a pre-defined market condition that determines the number of shares that ultimately vest and a service condition that are accounted for as equity awards (the "TSR Awards"). The market condition is determined based upon the Company’s total stockholder return ("TSR") benchmarked against the TSR of the S&P SPDR Semiconductor ETF (NYSE:XSD) over a one, two, three, and some cases four-year period. Award recipients must be employed for the entire service period and be an active employee at the time of vesting. The Company uses a Monte Carlo simulation to determine the grant-date fair value for the TSR Awards, which takes into consideration the possible outcomes pertaining to the TSR market condition. The estimated fair market values for each tranche of the TSR Awards granted in fiscal year 2021 were $29.04, $32.94 and $35.99 for the one-year, two-year, and three-year vesting periods, respectively.
The following table summarizes the activity for TSR Awards for fiscal year 2021:

(in thousands, except per share data)	Total Units	Weighted-Average Grant Date Fair Value (per share)
Balance at January 26, 2020	257	$54.61
Granted	137	32.66
Vested	(19)	29.04
Cancelled/Forfeited (1)	(172)	45.80
Balance at January 31, 2021	203	$49.62
(1) Represents cancellations due to awards vesting below the TSR target
Amounts in the table above include the stated number of awards granted and outstanding. However, the number of awards that ultimately vest may be higher or lower than the originally granted amounts depending upon the actual TSR achievement level over the performance period. For example, of the 178,978 awards scheduled to vest on January 31, 2021, only 18,682 actually vested due to lower than target TSR achievement levels.
The aggregate unrecognized compensation expense for TSR Awards as of January 31, 2021, was $4.7 million, which will be recognized over a weighted-average period of 1.4 years.
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

On January 8, 2021, the Company's 30 day average-per-share closing price met the threshold for Tranche 1 resulting in the vesting of 30%, or 96,000 units, of the original award.
The aggregate unrecognized compensation expense for the CEO market condition RSU award as of January 31, 2021 was $0.7 million, which will be recognized over a weighted-average period of 0.2 years.
Non-Qualified Stock Options
In prior years, the Company has granted non-qualified stock options to both employees and non-employee directors. The fair value of these grants were measured on the grant date and recognized as expense over the requisite vesting period (typically 3-4 years). The Company uses the Black-Scholes pricing model to value stock options, and the weighted-average grant date fair value of awards granted in fiscal year 2019 was $14.53. There were no stock options granted in fiscal years 2020 or 2021. The number of shares authorized per the equity incentive plan is 17,031,653, and the maximum contractual term of equity share options is ten years.
The following table summarizes the activity for stock options for fiscal year 2021:

(in thousands, except per share data)	Number of Shares	Weighted- Average Exercise Price (per share)	Aggregate Intrinsic Value (1)	Number of Shares Exercisable	Weighted-Average Contractual Term (years)
Balance at January 26, 2020	624	$30.26	$13,895	428
Granted	—	—
Exercised	(284)	29.96	8,642
Forfeited	(5)	44.51
Balance at January 31, 2021	335	$30.28	$13,627	238
Exercisable at January 31, 2021	238	$24.37	$11,095		1.8
Vested and expected to vest after January 31, 2021	335	$30.28	$13,627		2.3
(1) The aggregate intrinsic value of stock options vested and exercisable and vested and expected to vest as of January 31, 2021 is calculated based on the difference between the exercise price and the $70.95 closing price of the Company's common stock as of January 31, 2021.
The aggregate unrecognized compensation expense for the outstanding stock options as of January 31, 2021 was $0.9 million, which will be recognized over a weighted-average period of 1.3 years.
The following table summarizes information regarding unvested stock option awards at January 31, 2021:

(in thousands, except per share data)	Number of Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Grant Date Fair Value (per share)
Balance at January 26, 2020	196	$41.14	$12.13
Granted	—	—	—
Vested	(95)	37.24	10.84
Forfeited	(5)	43.87	13.01
Balance at January 31, 2021	96	$44.80	$13.35
Performance-Based Restricted Stock Units
Prior to fiscal year 2018, the Company granted performance-based restricted stock units to select employees. These awards had a performance condition in addition to a service condition. The performance metrics were based on a pre-defined cumulative three-year performance of the Company’s revenue and non-GAAP operating income measured against internal goals. For these awards, the performance was tied to the Company’s performance in the grant year and the succeeding two fiscal years. The performance award recipients must be employed for the entire three-year period, which is the explicit service and requisite service period, and be an active employee at the time of vesting of the awards (cliff vesting at the end of the third year). At January 27, 2019, the performance metrics associated with the remaining outstanding awards, which were issued in fiscal year 2017, were met at a level which resulted in a grant that vested at 180.8% of target. Under the terms of these awards, 187,116 shares were settled in shares and 187,116 shares were settled in cash, in the amount of $9.3 million, during fiscal year 2020. There are no remaining awards outstanding as of January 31, 2021.

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

Note 12: Income Taxes
The Company's regional income before income taxes and equity in net gains (losses) of equity method investments was as follows:

	Fiscal Year Ended
(in thousands)	January 31, 2021	January 26, 2020	January 27, 2019
Domestic	$(26,170)	$(24,530)	$(13,667)
Foreign	89,145	69,115	83,787
Total	$62,975	$44,585	$70,120
The provision for income taxes consisted of the following:

	Fiscal Year Ended
(in thousands)	January 31, 2021	January 26, 2020	January 27, 2019
Current income tax provision (benefit)
Federal	$6,716	$6,463	$(147)
State	(69)	100	—
Foreign	4,801	11,861	21,753
Subtotal	11,448	18,424	21,606
Deferred income tax provision (benefit)
Federal	(7,012)	74	(24,928)
State	20	(33)	—
Foreign	(1,019)	(5,637)	3,677
Subtotal	(8,011)	(5,596)	(21,251)
Provision for income taxes	$3,437	$12,828	$355
The provision for income taxes reconciles to the amount computed by applying the statutory federal rate to income before taxes as follows:

	Fiscal Year Ended
(in thousands)	January 31, 2021	January 26, 2020	January 27, 2019
Federal income tax at statutory rate	$13,309	$9,328	$14,725
State income taxes, net of federal benefit	(186)	68	(55)
Foreign taxes differential, including withholding taxes	(2,688)	(966)	2,910
Tax credits generated	(4,361)	(2,026)	(3,344)
Changes in valuation allowance	(438)	(2,722)	(23,029)
Gain on intra-entity asset transfer	—	6,802	—
Changes in uncertain tax positions	1,841	8,636	2,219
Equity compensation	(3,573)	(6,008)	786
GILTI and Subpart F income	270	538	1,164
Impact of U.S. tax reform (1)	—	—	1,904
Other	(737)	(822)	3,075
Provision for income taxes	$3,437	$12,828	$355
(1) During fiscal years 2021 and 2020, the Company continued to maintain a valuation allowance against foreign tax credits. The impact of the U.S. tax reform for fiscal year 2019 included a tax benefit from the overall reduction to the transition tax of approximately $5.0 million and a tax expense from the reduction to foreign tax credits of approximately $6.9 million.
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
Mandatory Transition Tax: For the year ended January 28, 2018, the Company recorded a provisional income tax expense of $2.1 million (net of valuation allowance) due to the imposition of the mandatory transition tax on the deemed repatriation of undistributed foreign earnings. As of January 27, 2019, the Company completed its accounting for the tax effects of the Tax Act and was able to use approximately $76.5 million of tax attributes to completely offset any cash tax liability resulting from the transition tax. During the fourth quarter of fiscal year 2019, the Company completed the final accounting related to the remeasurement of its existing deferred tax assets under Staff Accounting Bulletin ("SAB") 118 and recorded a net $1.9 million increase to the tax provision expense.
Undistributed Foreign Earnings: Prior to the enactment of the Tax Act, with few exceptions, U.S. federal income and foreign withholding taxes had not been provided on the excess of the amount for financial reporting over the tax basis of investments in the Company’s foreign subsidiaries that were essentially permanent in duration. With the enactment of the Tax Act, all post-1986 previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, the Company has determined that $547.9 million of foreign earnings will continue to be reinvested indefinitely outside of the U.S. As a result, the Company has not provided any tax on these amounts because the Company believes that it currently has the ability to keep those earnings indefinitely invested and the Company has specific plans for reinvestment of these undistributed foreign earnings. In connection with the enactment of the Tax Act, the Company determined it would remit approximately $240.0 million of foreign earnings in the foreseeable future, and as a result, established a deferred income tax liability for the Swiss withholding tax that would be due upon distribution of these earnings. During fiscal years 2020 and 2019, approximately $76.1 million and $80.0 million, respectively, of foreign earnings were remitted, and the deferred income tax liability for the Swiss withholding tax was adjusted accordingly. In fiscal year 2021, the remaining $83.9 million was remitted, and the liability was adjusted to zero.
In fiscal year 2021, it was determined $50.0 million of current foreign earnings would be remitted in the foreseeable future, and a corresponding deferred income tax liability was recorded.
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

The components of the net deferred income tax assets and liabilities at January 31, 2021 and January 26, 2020 were as follows:

(in thousands)	January 31, 2021	January 26, 2020
Non-current deferred tax assets:
Inventory reserve	$4,435	$4,147
Bad debt reserve	23	20
Foreign tax credits	1,974	1,331
Research credit carryforward	9,700	6,063
NOL carryforward	7,659	7,659
Payroll and related accruals	10,248	9,383
Share-based compensation	5,822	5,607
Foreign pension deferred	2,020	2,070
Accrued sales reserves	464	746
Research and development charges	4,005	2,864
Goodwill and other intangibles	690	2,875
Leasing deferred assets	3,573	2,396
Other deferred assets	3,253	1,713
Valuation allowance	(15,751)	(16,189)
Total non-current deferred tax assets	38,115	30,685
Non-current deferred tax liabilities:
Goodwill and other intangibles	—	—
Property, plant and equipment	(6,820)	(6,034)
Repatriation of foreign earnings	(2,538)	(4,323)
Leasing deferred liabilities	(3,415)	(2,285)
Other non-current deferred tax liabilities	(835)	(1,549)
Total non-current deferred tax liabilities	(13,608)	(14,191)
Net deferred tax assets	$24,507	$16,494
As of January 31, 2021, the Company had state net operating loss carryforwards of $104.4 million, which, subject to certain limitations, are available to offset future taxable income through fiscal year 2041.
As of January 31, 2021, the Company had gross federal and state research credits available of approximately $11.2 million and $15.4 million, respectively, which are available to offset taxable income. These credits will expire between fiscal years 2029 through 2041. The Company also had gross Canadian research credits available of approximately $3.7 million. These credits will expire by fiscal year 2041.
As of January 31, 2021 and January 26, 2020, the Company had approximately $40.3 million and $32.7 million of net deferred tax assets, respectively, the majority of which are in the U.S. and Canada. The Company has recorded valuation allowances of $15.8 million and $16.2 million against its deferred tax assets at January 31, 2021 and January 26, 2020, respectively, based on the Company's assessment of its ability to utilize its deferred tax assets. The valuation allowances established relate to certain U.S. deferred tax assets, for which the Company has determined that it is more likely than not that a benefit will not be realized. In considering whether a valuation allowance was required for the Company's U.S. deferred income tax assets, the Company considered all available positive and negative evidence. Positive evidence considered included reversing taxable temporary differences. Negative evidence considered included the cumulative pre-tax losses in the U.S. recorded during the three-year period ended January 31, 2021, on both an annual and cumulative basis.

Changes in the valuation allowance for the three years ended January 31, 2021 are summarized in the table below:

	Fiscal Year Ended
(in thousands)	January 31, 2021	January 26, 2020	January 27, 2019
Beginning balance	$16,189	$18,912	$41,050
Additions	1,208	159	152
Releases	(1,646)	(2,882)	(22,290)
Ending balance	$15,751	$16,189	$18,912
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (before federal impact of state items) is as follows:

	Fiscal Year Ended
(in thousands)	January 31, 2021	January 26, 2020
Beginning balance	$25,466	$18,293
Net additions based on tax positions related to the current year	400	2,252
Additions based on tax positions related to prior years	2,760	6,850
Reductions as a result of lapsed statutes	(261)	(399)
Reductions for settlements with tax authorities	(1,515)	(1,530)
Ending balance	$26,850	$25,466
Included in the balance of gross unrecognized tax benefits at January 31, 2021 and January 26, 2020, are $9.7 million and $8.6 million, respectively, of net tax benefits (after federal impact of state items) that, if recognized, would impact the effective tax rate.
The liability for UTP is reflected on the Balance Sheets as follows:

	Fiscal Year Ended
(in thousands)	January 31, 2021	January 26, 2020
Deferred tax assets - non-current	$15,770	$15,575
Other long-term liabilities	9,731	8,555
Total accrued taxes	$25,501	$24,130
The Company’s policy is to include net interest and penalties related to unrecognized tax benefits within the provision for taxes in the Statements of Income. The Company had approximately $1.0 million of net interest and penalties accrued at January 31, 2021.
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

Note 13: Leases
The Company has operating leases for real estate, vehicles, and office equipment. Real estate leases are used to secure office space for the Company's administrative, engineering, production support and manufacturing activities. The Company's leases have remaining lease terms of up to nine years, some of which include options to extend the leases for up to three years, and some of which include options to terminate the leases within one year. Results and disclosure requirements for reporting periods beginning after January 28, 2019 are presented under ASC 842, while prior period amounts have not been adjusted and continue to be reported under ASC 840.
The components of lease expense were as follows:

	Fiscal Year Ended
(in thousands)	January 31, 2021	January 26, 2020
Operating lease cost	$4,900	$4,820
Short-term lease cost	1,037	372
Less: sublease income	(132)	(130)
Total lease cost	$5,805	$5,062
Supplemental cash flow information related to leases was as follows:

	Fiscal Year Ended
(in thousands)	January 31, 2021	January 26, 2020
Cash paid for amounts included in the measurement of lease liabilities	$4,909	$5,189
Right-of-use assets obtained in exchange for new operating lease liabilities	$9,209	$3,366
Write-down of right-of-use assets	$—	$1,363

As of
January 31, 2021
Weighted-average remaining lease term - operating leases	5.86
Weighted-average discount rate on remaining lease payments - operating leases	7.2%
Supplemental balance sheet information related to leases was as follows:

	Balance as of
(in thousands)	January 31, 2021	January 26, 2020
Operating lease right-of-use assets in "Other Assets"	$16,337	$10,958

Operating lease liabilities in "Accrued Liabilities"	$3,975	$3,273
Operating lease liabilities in "Other long-term Liabilities"	13,172	8,185
Total operating lease liabilities	$17,147	$11,458
Maturities of lease liabilities as of January 31, 2021 are as follows:

(in thousands)
Fiscal Year Ending:
2022	$5,004
2023	3,445
2024	3,032
2025	2,921
2026	2,113
Thereafter	4,500
Total lease payments	21,015
Less: imputed interest	(3,868)
Total	$17,147

Note 14: Commitments and Contingencies
Unconditional Purchase Commitments
The following table presents the Company’s open capital commitments and other open purchase commitments for the purchase of plant, equipment, raw material, supplies and services as of January 31, 2021:

(in thousands)	Less than 1 year	1-3 years	Total
Open capital purchase commitments	$1,560	$—	$1,560
Other open purchase commitments	78,668	5,038	83,706
Total purchase commitments	$80,228	$5,038	$85,266
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

The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based on the latest determinations by the RWQCB and the most recent actions taken pursuant to the remedial action plan, the Company estimates the range of probable loss between $7.4 million and $8.0 million. To date, the Company has made $5.3 million in payments towards the remedial action plan and, as of January 31, 2021, has a remaining accrual of $2.1 million related to this matter. Given the uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss. Therefore, the Company has recorded the minimum amount of probable loss. These estimates could change as a result of changes in planned remedial actions, further actions from the regulatory agency, remediation technology and other factors.
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
Retirement Plans
The Company contributed $1.2 million, $1.2 million and $1.0 million in fiscal years 2021, 2020 and 2019, respectively, to the 401(k) retirement plan maintained for its employees based in the U.S.
In addition, the Company also contributed $0.7 million, $0.8 million and $0.6 million in fiscal years 2021, 2020 and 2019, respectively, to a defined contribution plan for its employees in Canada.
The Company has defined benefit pension plans for the employees of its Swiss subsidiaries (the "Swiss Plans"), which it accounts for in accordance with ASC 715-30, "Defined Benefit Plans – Pension." The Swiss Plans provide government-mandated retirement, death and disability benefits. Under the Swiss Plans, the Company and its employees make government-mandated minimum contributions. Minimum contributions are based on the respective employee’s age, salary and gender. As of January 31, 2021 and January 26, 2020, the Swiss Plans had an unfunded net pension obligation of approximately $13.9 million and $13.4 million, respectively, plan assets of approximately $36.3 million and $32.8 million, respectively, and projected benefit obligation of approximately $50.2 million and $46.2 million, respectively. For fiscal years 2021 and 2020, net periodic pension expense was $2.4 million and $2.4 million, respectively, and contributions made by the Company were $1.6 million and $1.6 million, respectively. The entire pension liability has been classified as non-current because the current portion of the liability is not material.
The Company records a post-retirement benefit for the employees of its French subsidiary (the "French Plan"), which it accounts for in accordance with ASC 715-30. The French Plan is defined by the collective bargaining agreement of R&D, IT and consulting firms. Minimum contributions are based on the respective years of service for all permanent employees. As of January 31, 2021, the French Plan had an unfunded net pension obligation of approximately $0.4 million, plan assets of zero and a projected benefit obligation of approximately $0.4 million. As of January 26, 2020, the French Plan had an unfunded net pension obligation of approximately $0.4 million, plan assets of zero and a projected benefit obligation of approximately $0.4 million. For fiscal year 2021, net periodic pension expense was $0.1 million and contributions made by the Company were $0.6 million. For fiscal year 2020, net periodic pension expense and contributions made by the Company were not material. The entire pension liability has been classified as non-current because the current portion of the liability is not material.
Deferred Compensation
The Company maintains a deferred compensation plan for certain officers and key executives that allows participants to defer a portion of their compensation for future distribution at various times permitted by the plan. This plan provides for a discretionary Company match up to a defined portion of the employee’s deferral, with any match subject to a vesting period.
Under this plan, the Company incurred expense, net of forfeitures, of $7.0 million, $6.8 million and $1.3 million in fiscal years 2021, 2020 and 2019, respectively. The fiscal year 2021 expense includes a $0.3 million net gain resulting from total return swap contracts used to hedge the market risk associated with the unfunded portion of the deferred compensation liability. See Note 19 for further discussion of the Company's derivative instruments.

The Company’s liability for the deferred compensation plan is presented below:

(in thousands)	January 31, 2021	January 26, 2020
Accrued liabilities	$1,709	$1,365
Other long-term liabilities	39,299	35,243
Total deferred compensation liabilities under this plan	$41,008	$36,608
The Company has purchased whole life insurance on the lives of certain current deferred compensation plan participants. This Company-owned life insurance is held in a grantor trust and is intended to cover a majority of the Company’s costs of the deferred compensation plan. The cash surrender value of the Company-owned life insurance was $27.6 million and $24.3 million as of January 31, 2021 and January 26, 2020, respectively, and is included in "Other assets" in the Balance Sheets. Changes in the cash surrender value of the Company-owned life insurance resulted in a net gain of $3.3 million, a net gain of $3.8 million and a net loss of $1.8 million in fiscal years 2021, 2020 and 2019, respectively.
Earn-out Liability
Pursuant to the terms of an amended earn-out arrangement ("Cycleo Earn-out") with the former shareholders of Cycleo SAS ("Cycleo Earn-out Beneficiaries"), which the Company acquired in March 2012, the Company must make payments based on the achievement of a combination of certain sales and operating income milestones over the period of April 27, 2015 to April 26, 2020. For certain of the Cycleo Earn-out Beneficiaries, payment of the earn-out liability is contingent upon continued employment and is accounted for as post-acquisition compensation expense over the service period. The portion of the earn-out liability that is not dependent on continued employment is not considered as compensation expense. As of January 31, 2021, the Cycleo Earn-out liability balance was $2.0 million, including $1.7 million of compensation expense and $0.3 million not contingent upon continued employment. As of January 26, 2020, the Cycleo Earn-out liability balance was $2.1 million, including $1.8 million of compensation expense and $0.3 million not contingent upon continued employment. No payments have been made during fiscal year 2021 for the remaining earn-out milestone. Any remaining payment for the earn-out is not expected to be material.

Note 15: Concentration of Risk
The following significant customers accounted for at least 10% of net sales in one or more of the periods indicated:

	Fiscal Year Ended
(percentage of net sales)	January 31, 2021	January 26, 2020	January 27, 2019
Trend-tek Technology Ltd. (and affiliates)	17%	13%	14%
Frontek Technology Corporation (and affiliates)	16%	11%	11%
CEAC International Ltd. (and affiliates)	11%	8%	8%
Arrow Electronics (and affiliates)	9%	9%	10%
Samsung Electronics (and affiliates)	2%	4%	8%
Premier Technical Sales Korea, Inc. (and affiliates) (1)	6%	7%	4%
(1) Premier is a distributor with a concentration of sales to Samsung Electronics (and affiliates). The above percentages represent the Company's estimate of the sales activity related to Samsung Electronics (and affiliates) that is passing through this distributor.
The following table shows the customers that have an outstanding receivable balance that represents at least 10% of total net receivables as of the dates indicated:

	Balance as of
(percentage of net receivables)	January 31, 2021	January 26, 2020
Trend-tek Technology Ltd. (and affiliates)	14%	13%
CEAC International Ltd. (and affiliates)	14%	11%
Frontek Technology Corporation (and affiliates)	10%	11%
For fiscal years 2021, 2020 and 2019, authorized distributors accounted for approximately 82%, 72% and 68%, respectively, of the Company’s net sales. Generally, the Company does not have long-term contracts with its distributors and most can terminate their agreement with little or no notice. For fiscal year 2021, the Company's largest distributors were based in Asia.
Outside Subcontractors and Suppliers
The Company relies on a limited number of third-party subcontractors and suppliers for the production of silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, including due to the COVID-19 pandemic or natural disasters such as an earthquake or other causes, could delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. A significant amount of the Company’s third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in the U.S., Taiwan, China and Israel. A significant amount of the Company’s assembly and test operations are conducted by third-party contractors in China, Malaysia, Taiwan, Thailand, South Korea and the Philippines.

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
Net sales by reportable segment were as follows:

	Fiscal Year Ended
(in thousands)	January 31, 2021	January 26, 2020	January 27, 2019
Semiconductor Products Group	$595,117	$547,512	$627,196
Total	$595,117	$547,512	$627,196
The following table presents a reconciliation of operating income by segment to consolidated income before taxes: (historical amounts have been adjusted to conform to the current presentation):

	Fiscal Year Ended
(in thousands)	January 31, 2021	January 26, 2020	January 27, 2019
Semiconductor Products Group	$139,535	$124,911	$186,975
Operating income by segment	139,535	124,911	186,975
Items to reconcile segment operating income to consolidated income before taxes:
Share-based compensation	52,986	52,049	66,837
Intangible amortization	8,265	16,546	26,649
Investment impairments and credit loss reserves	6,769	1,211	30,000
Changes in the fair value of contingent earn-out obligations	(33)	(2,345)	(9,419)
Restructuring and other reserves	1,314	4,621	769
Litigation cost, net of recoveries	1,263	1,340	(6,137)
Transaction and integration related	784	691	2,777
Interest expense	5,336	9,106	9,202
Non-operating income, net	(124)	(2,893)	(3,823)
Income before taxes and equity in net gains (losses) of equity method investments	$62,975	$44,585	$70,120
Information by Product Line
The Company operates exclusively in the semiconductor industry and primarily within the analog and mixed-signal sector.
The table below provides net sales activity by product line on a comparative basis:

	Fiscal Year Ended
(in thousands, except percentages)	January 31, 2021		January 26, 2020		January 27, 2019
Signal Integrity	$255,640	43%	$222,846	40%	$276,040	44%
Wireless and Sensing	177,534	30%	167,454	31%	190,589	30%
Protection	161,943	27%	157,212	29%	182,068	29%
Other: Warrant Shares (1)	—	—%	—	—%	(21,501)	(3)%
Total net sales	$595,117	100%	$547,512	100%	$627,196	100%
(1) For fiscal year 2019, the net sales offset reflects the costs associated with the Warrant (see Note 11 for discussion regarding Share-Based Compensation).

Information by Sales Channel

	Fiscal Year Ended
(in thousands)	January 31, 2021	January 26, 2020	January 27, 2019
Distributor	$490,009	$392,582	$442,518
Direct	105,108	154,930	206,179
Other: Warrant Shares	—	—	(21,501)
Total net sales	$595,117	$547,512	$627,196
Geographic Information
Net sales activity by geographic region was as follows:

	Fiscal Year Ended
(in thousands, except percentages)	January 31, 2021		January 26, 2020		January 27, 2019
Asia-Pacific	$474,040	80%	$421,584	77%	$480,680	76%
North America	71,866	12%	76,652	14%	118,664	19%
Europe	49,211	8%	49,276	9%	49,353	8%
Other: Warrant Shares	—	—%	—	—%	(21,501)	(3)%
Total net sales	$595,117	100%	$547,512	100%	$627,196	100%
The Company attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total sales for at least one of the periods presented:

	Fiscal Year Ended
(percentage of total net sales)	January 31, 2021	January 26, 2020	January 27, 2019
China (including Hong Kong)	60%	53%	55%
United States	10%	9%	11%
Total net sales	70%	62%	66%
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
Long-lived Assets
The following table summarizes the Company's long-lived assets, which consist of property, plant and equipment, net of accumulated depreciation, classified by location:

	Balance as of
(in thousands)	January 31, 2021	January 26, 2020
United States	$61,502	$54,357
Rest of North America	35,216	32,559
Asia and all others	22,877	26,133
Europe	11,339	11,369
Total	$130,934	$124,418
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
The net book value of equipment and machinery that were consigned to multiple foundries in China was $15.0 million and $18.5 million as of January 31, 2021 and January 26, 2020, respectively. The net book value of equipment and machinery that were consigned to a foundry in Malaysia was $4.1 million and $5.5 million as of January 31, 2021 and January 26, 2020, respectively.

Note 17: Restructuring
From time to time, the Company takes steps to realign the business to focus on high-growth areas, provide customer value and make the Company more efficient. As a result, the Company has realigned resources and infrastructure, which resulted in a restructuring recovery of $0.2 million in fiscal year 2021 and restructuring expense of $2.2 million and $0.7 million in fiscal years 2020 and 2019, respectively.
Restructuring-related liabilities were included in "Accrued liabilities" in the Balance Sheets as of January 31, 2021 and January 26, 2020. Restructuring recoveries related to one-time employee termination benefits were presented in R&D expense and restructuring recoveries related to contract commitments were presented in SG&A expense in the Statements of Income in fiscal year 2021. All restructuring charges were presented in SG&A expense in fiscal years 2020 and 2019.
Activity related to the restructuring plans is summarized as follows:

(in thousands)	One-time employee termination benefits	Contract commitments	Total
Balance at January 28, 2018	$4,063	$686	$4,749
Charges	695	—	695
Cash payments	(4,038)	(397)	(4,435)
Balance at January 27, 2019	720	289	1,009
Charges	1,483	683	2,166
Cash payments	(2,089)	(848)	(2,937)
Balance at January 26, 2020	114	124	238
Recoveries	(114)	(124)	(238)
Balance at January 31, 2021	$—	$—	$—

Note 18: Stock Repurchase Program
The Company maintains a stock repurchase program that was initially approved by its Board of Directors in March 2008. The stock repurchase program does not have an expiration date and the Company’s Board of Directors has authorized expansion of the program over the years. The following table summarizes activity under the program for the fiscal years listed below:

	Fiscal Year Ended
	January 31, 2021		January 26, 2020		January 27, 2019
(in thousands, except number of shares)	Shares	Price Paid	Shares	Price Paid	Shares	Price Paid
Shares repurchased under the stock repurchase program	1,597,104	$71,433	1,471,703	$70,219	2,448,133	$116,210
As of January 31, 2021, the Company had repurchased $409.2 million in shares of its common stock under the program since its inception and the remaining authorization under the program was $39.2 million. On March 11, 2021, the Company's Board of Directors approved the expansion of the stock repurchase program by $350.0 million, which resulted in a remaining authorization under the program of $389.2 million as of such authorization date. Under the program, the Company may repurchase its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. The Company’s repurchases may be made through Rule 10b5-1 and/or Rule 10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. The Company intends to fund repurchases under the program from cash on hand. The Company has no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.

Note 19: Derivatives and Hedging Activities
The Company is exposed to certain risk arising from both its business operations and economic conditions and principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company, on a routine basis and in the normal course of business, experiences expenses denominated in Swiss Franc ("CHF"), Canadian Dollar ("CAD") and Great British Pound ("GBP"). Such expenses expose the Company to exchange rate fluctuations between these foreign currencies and the U.S. Dollar ("USD"). The Company occasionally uses derivative financial instruments, in the form of forward contracts, to mitigate a portion of the risk associated with adverse movements in these foreign currency exchange rates during a twelve month window. Currency forward contracts involve fixing the exchange rate for delivery of a specified amount of foreign currency on a specified date. The Company’s accounting treatment for these instruments is based on whether or not the instruments are designated as a hedging instrument. At January 31, 2021 and January 26, 2020, the Company had no outstanding foreign currency forward contracts.
During the first quarter of fiscal year 2021, the Company entered into an interest rate swap agreement with a three-year term to hedge the variability of interest payments on the first $150.0 million of debt outstanding under the Company's Credit Facility. Interest payments on $150.0 million of the Company's debt are now fixed at a rate of 1.9775%, based on the Company's current leverage ratio. The interest rate swap agreement has been designated as a cash flow hedge and unrealized gains or losses, net of tax, are recorded as a component of "Accumulated other comprehensive income or loss" ("AOCI") in the Balance Sheets. As the various settlements are made on a monthly basis, the realized gain or loss on the settlements are recorded in "Interest expense" in the Statements of Income. The realized loss on the interest rate swap agreement was $0.5 million for the fiscal year ended January 31, 2021.
The fair values of the Company's derivative instruments that qualify as cash flow hedges in the Balance Sheets were as follows:

	Balance as of
(in thousands)	January 31, 2021	January 26, 2020
Interest rate swap agreement	$849	$—
Total accrued liabilities	$849	$—

Interest rate swap agreement	$933	$—
Total other long-term liabilities	$933	$—
During the fourth quarter of fiscal year 2021, the Company entered into an economic hedge program that uses total return swap contracts to hedge the market risk associated with the unfunded portion of the Company's deferred compensation liability. The total return swap contracts generally have a duration of one month and are rebalanced and re-hedged at the end of each monthly term. While the total returns swap contracts are treated as economic hedges, the Company has not designated them as hedges for accounting purposes. The total return swap contracts are measured at fair value and recognized in the Balance Sheets in "Accrued Liabilities" if the instruments are in a loss position and in "Other Current Assets" if the instruments are in a gain position. Unrealized gains and losses, as well as realized gains and losses for settlements, on the total return swap contracts are recognized in "SG&A expense" in the Statements of Income. As of January 31, 2021, the notional value of the total return swap contracts was $11.9 million and the fair value resulted in a liability balance of $0.2 million. The net gain recognized in earnings on the total return swap contracts was $0.3 million for the fiscal year ended January 31, 2021.

Note 20: Subsequent Events
On March 11, 2021, the Company's Board of Directors approved the expansion of the stock repurchase program by $350.0 million, which resulted in a remaining authorization under the program of $389.2 million as of such authorization date.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.
Item 9A.     Controls and Procedures
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the CEO and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) as of January 31, 2021. Based on that evaluation, the Company’s CEO and CFO have concluded that such disclosure controls and procedures were effective as of such date.
Changes in Internal Controls
There have been no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Management on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act") Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework, our management has concluded that as of January 31, 2021, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Deloitte & Touche LLP, an independent registered public accounting firm, audited the consolidated financial statements included in this report, and has audited our internal control over financial reporting as of January 31, 2021 as stated in their report included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Semtech Corporation
Camarillo, California
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Semtech Corporation and subsidiaries (the “Company”) as of January 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 31, 2021, of the Company and our report dated March 24, 2021, expressed an unqualified opinion on those financial statements and financial statement schedule.
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

March 24, 2021

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
The remaining information required by this item will be contained in our Proxy Statement relating to our annual meeting of stockholders to be held on June 10, 2021, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act and is hereby specifically incorporated by reference thereto.
Item 11.    Executive Compensation
The information required by this item will appear in our Proxy Statement relating to our annual meeting of stockholders to be held on June 10, 2021, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will appear in our Proxy Statement relating to our annual meeting of stockholders to be held on June 10, 2021, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item will appear in our Proxy Statement relating to our annual meeting of stockholders to be held on June 10, 2021, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.
Item 14.    Principal Accounting Fees and Services
The information required by this item will appear in our Proxy Statement relating to our annual meeting of stockholders to be held on June 10, 2021, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

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

SCHEDULE II
SEMTECH CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
THREE YEARS ENDED JANUARY 31, 2021
(in thousands)

Allowance for doubtful accounts	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended January 27, 2019	$2,700	$129	$(2,055)	$774
Year ended January 26, 2020	$774	$4	$(145)	$633
Year ended January 31, 2021	$633	$88	$—	$721

(a)(3)    Exhibits. These exhibits are available without charge upon written request directed to the Company’s Secretary at 200 Flynn Road, Camarillo, CA 93012. Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

Exhibit No.		Description	Location

3.1		Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2003

3.2		Bylaws of Semtech Corporation	Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2008

4.1		Description of Common Stock	Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended January 26, 2020.

10.1	*
Amended and Restated Credit Agreement dated November 7, 2019 entered into among Semtech Corporation, the guarantors party thereto, the lenders party thereto and HSBC Bank USA, National Association, as administrative agent and as swing line lender and L/C issuer.
Exhibit 10.1 to the Company’ Current Report on Form 8-K filed on November 12, 2019

10.2	*	Form of Indemnification Agreement for Directors and Executive Officers	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 24, 2010

10.3	*	Amended and Restated Employment Offer, dated as of November 20, 2019, by and between the Company and Mohan Maheswaran	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 22, 2019

10.4	*	Employment Offer Letter to Emeka Chukwu, accepted as of November 11, 2006	Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2007

10.5	*	Memo to Emeka Chukwu, dated April 5, 2007	Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2007

10.6	*	Transition Agreement dated as of March 3, 2020 by and between the Company and James J. Kim	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 6, 2020

10.7	*	Semtech Corporation Executive Change in Control Retention Plan	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2019

10.8	*	Form of Participation Agreement under the Semtech Corporation Executive Change in Control Retention Plan	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2019

10.9	*	Letter Agreement dated as of August 17, 2015 by and between Semtech Canada Corporation and Gary M. Beauchamp	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 18, 2015

10.10	*	Letter Agreement dated as of August 28, 2018 by and between Semtech Canada Corporation and Gary M. Beauchamp	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2018

10.11	*	Amended Semtech Corporation Executive (non-CEO) Bonus Plan, as amended and restated on November 15, 2017	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2017

10.12	*	Semtech Corporation Chief Executive Officer Bonus Plan, as amended and restated on November 15, 2017	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2017

10.13	*	Form of Long-Term Stock Incentive Plan Restricted Stock Unit Award Certificate	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2008

10.14	*	Semtech Corporation 2008 Long-Term Equity Incentive Plan	Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2008

10.15	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Option Award Certificate for Non-Employee Directors	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.16	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Stock Unit Award Certificate for Non-Employee Directors	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.17	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Restricted Stock Award Certificate for Non-Employee Directors	Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.18	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Employee Option Award Certificate	Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.19	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Option Award Agreement for Non-Employee Directors	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2011

10.20	*	Semtech Corporation 2013 Long-Term Equity Incentive Plan	Exhibit 10.1 to our Current Report on Form 8-K filed on June 24, 2013

10.21	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Restricted Stock Unit Award Agreement for Ownership Grants	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016

10.22	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Performance Stock Unit Award Agreement	Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016

10.23	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Stock Option Award Agreement for Employees in Switzerland	Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016

10.24	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Stock Option Award Certificate for Non-Employee Directors	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2016

10.25	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Non-Employee Director Stock Unit Award Certificate (Deferred)	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2016

10.26	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Stock Option Award Agreement for Employees	Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016

10.27	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Restricted Stock Unit Award Agreement for Employees	Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016

10.28	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Performance Unit Award Certificate	Exhibit 10.40 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2017

10.29	*	Policy Regarding Director Compensation	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2018

10.30	*	Semtech Corporation 2017 Long-Term Equity Incentive Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2017

10.31	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Executive Ownership Restricted Stock Unit Award Certificate	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.32	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Restricted Stock Unit Award Certificate	Filed herewith

10.33	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Performance Unit Award Certificate	Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2019

10.34	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Option Award Certificate	Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.35	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Option Award Certificate - Switzerland Employees	Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.36	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Non-Employee Director Stock Unit Award Certificate (deferred)	Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.37	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Non-Employee Director Stock Unit Award Certificate (non-deferred)	Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.38	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Option Award Certificate (non-employee director)	Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.39	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Restricted Stock Unit Award Certificate (rollover award in accordance with acquisition of AptoVision)	Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.40	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Performance Unit Award Certificate - Relative TSR Performance	Filed herewith

10.41	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Performance Unit Award Certificate - Stock Price Grants	Filed herewith

10.42	*	The Executive Nonqualified Excess Plan of Semtech Corporation (Amended and Restated Effective as of March 1, 2019)	Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2019

10.43	*	CEO Restricted Stock Unit Award Certificate dated March 5, 2019	Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2019

10.44	*	CEO Performance Stock Unit Award Certificate-Relative TSR dated March 5, 2019	Exhibit 10.47 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2019

10.45	*	CEO Performance Stock Unit Award Certificate-Absolute Stock Price dated March 5, 2019	Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2019

21.1		Subsidiaries of the Company	Filed herewith

23.1		Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP	Filed herewith

31.1		Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.	Filed herewith

31.2		Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.	Filed herewith

32.1
Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002 (As set forth in Exhibit 32.1 hereof, Exhibit 32.1 is being furnished and shall not be deemed "filed".)
Furnished herewith

32.2
Certification of the Chief Financial Officer Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32.2 is being furnished and shall not be deemed "filed")
Furnished herewith

101		The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flow and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104		The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021, formatted in Inline XBRL (included as Exhibit 101).

*    Management contract or compensatory plan or arrangement.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Semtech Corporation

Date: March 24, 2021	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 24, 2021	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer
Director

Date: March 24, 2021	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: March 24, 2021	/s/ Rockell N. Hankin
Rockell N. Hankin
Chairman of the Board

Date: March 24, 2021	/s/ James P. Burra
James P. Burra
Director

Date: March 24, 2021	/s/ Martin S.J. Burvill
Martin S.J. Burvill
Director

Date: March 24, 2021	/s/ Rodolpho Cardenuto
Rodolpho Cardenuto
Director

Date: March 24, 2021	/s/ Bruce C. Edwards
Bruce C. Edwards
Director

Date: March 24, 2021	/s/ Saar Gillai
Saar Gillai
Director

Date: March 24, 2021	/s/ Ye Jane Li
Ye Jane Li
Director

Date: March 24, 2021	/s/ James T. Lindstrom
James T. Lindstrom
Director

Date: March 24, 2021	/s/ Paula LuPriore
Paula LuPriore
Director

Date: March 24, 2021	/s/ Sylvia Summers
Sylvia Summers
Director