Form 10-Q
period 2021-05-02
SEMTECH CORP
filed 2021-06-02
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Number of shares of common stock, $0.01 par value per share, outstanding at May 28, 2021: 64,926,331

SEMTECH CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MAY 2, 2021

Unless the context otherwise requires, the use of the terms "Semtech," "the Company," "we," "us" and "our" in this Quarterly Report on Form 10-Q refers to Semtech Corporation and, as applicable, its consolidated subsidiaries. This Quarterly Report on Form 10-Q may contain references to the Company’s trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies' trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other company.
Special Note Regarding Forward-Looking and Cautionary Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as future financial performance, future operational performance, the anticipated impact of specific items on future earnings, and our plans, objectives and expectations. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "estimate," "should," "will," "designed to," "projections," or "business outlook," or other similar expressions constitute forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results and events to differ materially from those projected. Potential factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: the uncertainty surrounding the impact and duration of the COVID-19 pandemic on global economic conditions and on the Company’s business and results of operations; competitive changes in the marketplace including, but not limited to, the pace of growth or adoption rates of applicable products or technologies; downturns in the business cycle; decreased average selling prices of the Company’s products; the Company’s reliance on a limited number of suppliers and subcontractors for components and materials; changes in projected or anticipated end-user markets; export restrictions and laws affecting the Company’s trade and investments including with respect to Huawei and certain of its affiliates, and tariffs or the occurrence of trade wars; and the Company’s ability to forecast and achieve anticipated net sales and earnings estimates in light of periodic economic uncertainty, including impacts arising from Asian, European, and global economic dynamics.
Additionally, forward-looking statements should be considered in conjunction with the cautionary statements contained in this Quarterly Report on Form 10-Q, including, without limitation, information under the captions "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" and additional factors that accompany the related forward-looking statements in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 including, without limitation, information under the caption "Risk Factors," in our other filings with the U.S. Securities and Exchange Commission (“SEC”), and in material incorporated herein and therein by reference. In light of the significant risks and uncertainties inherent in the forward-looking information included herein that may cause actual performance and results to differ materially from those predicted, any such forward-looking information should not be regarded as representations or guarantees by the Company of future performance or results, or that its objectives or plans will be achieved, or that any of its operating expectations or financial forecasts will be realized. Reported results should not be considered an indication of future performance. Investors are cautioned not to place undue reliance on any forward-looking information contained herein, which reflect management’s analysis only as of the date hereof. Except as required by law, the Company assumes no obligation to publicly release the results of any update or revision to any forward-looking statement that may be made to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated or future events, or otherwise.
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

PART I - FINANCIAL INFORMATION

ITEM 1.Financial Statements

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	May 2, 2021	April 26, 2020
Net sales	$170,372	$132,702
Cost of sales	65,511	51,941
Gross profit	104,861	80,761
Operating costs and expenses:
Selling, general and administrative	38,804	34,600
Product development and engineering	36,790	27,586
Intangible amortization	1,298	2,840
Changes in the fair value of contingent earn-out obligations	—	(33)
Total operating costs and expenses	76,892	64,993
Operating income	27,969	15,768
Interest expense	(1,199)	(1,559)
Non-operating income, net	94	423
Investment impairments and credit loss reserves	(246)	(3,630)
Income before taxes and equity in net gains (losses) of equity method investments	26,618	11,002
Provision for income taxes	3,198	1,359
Net income before equity in net gains (losses) of equity method investments	23,420	9,643
Equity in net gains (losses) of equity method investments	78	(11)
Net income	23,498	9,632
Net loss attributable to noncontrolling interest	(2)	(3)
Net income attributable to common stockholders	$23,500	$9,635
Earnings per share:
Basic	$0.36	$0.15
Diluted	$0.36	$0.15
Weighted-average number of shares used in computing earnings per share:
Basic	65,089	65,589
Diluted	66,110	66,174
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	May 2, 2021	April 26, 2020
Net income	$23,498	$9,632
Other comprehensive income (loss), net:
Unrealized loss on foreign currency cash flow hedges, net	—	(121)
Unrealized gain (loss) on interest rate cash flow hedges, net	464	(1,303)
Reclassifications of realized gain on interest rate cash flow hedges, net to net income	(179)	(21)
Unrealized gain on available-for-sale securities	—	253
Change in defined benefit plans, net	155	186
Other comprehensive income (loss), net	440	(1,006)
Comprehensive income	$23,938	$8,626
Comprehensive loss attributable to noncontrolling interest	(2)	(3)
Comprehensive income attributable to common stockholders	$23,940	$8,629
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	May 2, 2021	January 31, 2021
Assets
Current assets:
Cash and cash equivalents	$258,219	$268,891
Accounts receivable, less allowances of $682 and $721, respectively	66,518	70,433
Inventories	93,919	87,494
Prepaid taxes	16,397	22,083
Other current assets	26,309	25,827
Total current assets	461,362	474,728
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $239,557 and $233,779, respectively	131,255	130,934
Deferred tax assets	25,413	25,483
Goodwill	351,141	351,141
Other intangible assets, net	10,448	11,746
Other assets	89,998	88,070
TOTAL ASSETS	$1,069,617	$1,082,102
Liabilities and Equity
Current liabilities:
Accounts payable	$51,195	$50,189
Accrued liabilities	45,317	59,384
Total current liabilities	96,512	109,573
Non-current liabilities:
Deferred tax liabilities	955	976
Long term debt	175,316	179,195
Other long-term liabilities	92,349	93,405

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 64,897,920 outstanding and 78,136,144 issued and 65,098,379 outstanding, respectively	785	785
Treasury stock, at cost, 13,238,224 shares and 13,037,765 shares, respectively	(460,249)	(438,798)
Additional paid-in capital	476,773	473,728
Retained earnings	694,696	671,196
Accumulated other comprehensive loss	(7,728)	(8,168)
Total stockholders’ equity	704,277	698,743
Noncontrolling interest	208	210
Total equity	704,485	698,953
TOTAL LIABILITIES AND EQUITY	$1,069,617	$1,082,102
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended May 2, 2021
	Common Stock					Accumulated Other Comprehensive Loss
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Earnings		Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at January 31, 2021	65,098,379	$785	$(438,798)	$473,728	$671,196	$(8,168)	$698,743	$210	$698,953
Net income	—	—	—	—	23,500	—	23,500	(2)	23,498
Other comprehensive income	—	—	—	—	—	440	440	—	440
Share-based compensation	—	—	—	12,196	—	—	12,196	—	12,196
Repurchase of common stock	(360,942)	—	(25,000)	—	—	—	(25,000)	—	(25,000)
Treasury stock reissued	160,483	—	3,549	(9,151)	—	—	(5,602)	—	(5,602)
Balance at May 2, 2021	64,897,920	$785	$(460,249)	$476,773	$694,696	$(7,728)	$704,277	$208	$704,485

	Three Months Ended April 26, 2020
	Common Stock					Accumulated Other Comprehensive Loss
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Earnings		Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at January 26, 2020	65,758,115	$785	$(387,851)	$458,579	$611,607	$(6,166)	$676,954	$246	$677,200
Cumulative-effect adjustment to beginning balance from adoption of ASU 2016-13	—	—	—	—	(314)	—	(314)	—	(314)
Net income	—	—	—	—	9,635	—	9,635	(3)	9,632
Other comprehensive loss	—	—	—	—	—	(1,006)	(1,006)	—	(1,006)
Share-based compensation	—	—	—	11,081	—	—	11,081	—	11,081
Repurchase of common stock	(855,042)	—	(30,000)	—	—	—	(30,000)	—	(30,000)
Treasury stock reissued	228,957	—	3,823	(8,699)	—	—	(4,876)	—	(4,876)
Balance at April 26, 2020	65,132,030	$785	$(414,028)	$460,961	$620,928	$(7,172)	$661,474	$243	$661,717
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	May 2, 2021	April 26, 2020
Cash flows from operating activities:
Net income	$23,498	$9,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,420	7,575
Amortization of right-of-use assets	1,055	966
Investment impairments and credit loss reserves	246	3,630
Accretion of deferred financing costs and debt discount	121	121
Deferred income taxes	(29)	(184)
Share-based compensation	11,839	9,379
Gain on disposition of assets	(20)	—
Changes in the fair value of contingent earn-out obligations	—	(33)
Equity in net (gains) losses of equity method investments	(78)	11
Corporate owned life insurance, net	2,562	(175)
Changes in assets and liabilities:
Accounts receivable, net	3,915	12,476
Inventories	(6,425)	(3,923)
Other assets	5,815	(3,207)
Accounts payable	1,513	(2,860)
Accrued liabilities	(14,659)	(5,466)
Other liabilities	(4,188)	(1,859)
Net cash provided by operating activities	32,585	26,083
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	32	—
Purchase of property, plant and equipment	(5,760)	(7,672)
Purchase of investments	(2,927)	(3,888)
Net cash used in investing activities	(8,655)	(11,560)
Cash flows from financing activities:
Payments of revolving line of credit	(4,000)	(4,000)
Deferred financing costs	—	(24)
Payment for employee share-based compensation payroll taxes	(6,230)	(5,764)
Proceeds from exercise of stock options	628	888
Repurchase of common stock	(25,000)	(30,000)
Net cash used in financing activities	(34,602)	(38,900)
Net decrease in cash and cash equivalents	(10,672)	(24,377)
Cash and cash equivalents at beginning of period	268,891	293,324
Cash and cash equivalents at end of period	$258,219	$268,947
Supplemental disclosure of cash flow information:
Interest paid	$1,065	$1,570
Income taxes paid	$2,917	$3,866
Non-cash investing and financing activities:
Accounts payable related to capital expenditures	$2,355	$2,435
Conversion of notes into equity	$626	$—
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
Fiscal Year
The Company reports results on the basis of 52 and 53-week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October, although the first and second quarters of fiscal year 2022 end on the first Sunday of May and August, respectively. All quarters consist of 13 weeks except for one 14-week period in the fourth quarter of 53-week years. The first quarters of fiscal years 2022 and 2021 each consisted of 13 weeks.
Principles of Consolidation
The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company, in accordance with accounting principles generally accepted in the United States ("GAAP") and on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021 ("Annual Report"). The Company’s interim unaudited condensed consolidated statements of income are referred to herein as the "Statements of Income." The Company’s interim unaudited condensed consolidated balance sheets are referred to herein as the "Balance Sheets" and interim unaudited condensed consolidated statements of cash flows as the "Statements of Cash Flows." In the opinion of the Company, these interim unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the financial position of the Company for the interim periods presented. All intercompany balances have been eliminated. Because the interim unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for a complete set of consolidated financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report. The results reported in these interim unaudited condensed consolidated financial statements should not be regarded as indicative of results that may be expected for any subsequent period or for the entire year.
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
Recently Adopted Accounting Guidance
In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2019-12, Simplifying the Accounting for Income Taxes, which modifies Accounting Standards Codification ("ASC") 740 to simplify the accounting for income taxes. This guidance impacts the accounting for hybrid tax regimes, the tax basis step-up in goodwill obtained in a transaction that is not a business combination, separate financial statements of legal entities not subject to tax, the intraperiod tax allocation exception to the incremental approach, ownership changes in investments from a subsidiary to an equity method investment and vice versa, interim period accounting for enacted changes in tax law and the year-to-date loss limitation in interim period tax accounting. This guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within this those fiscal years, with early adoption permitted. The Company adopted this guidance in the first quarter of fiscal year 2022. Adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Note 2: Earnings per Share
The computation of basic and diluted earnings per common share was as follows:

	Three Months Ended
(in thousands, except per share data)	May 2, 2021	April 26, 2020
Net income attributable to common stockholders	$23,500	$9,635

Weighted-average common shares outstanding–basic	65,089	65,589
Dilutive effect of share-based compensation	1,021	585
Weighted-average common shares outstanding–diluted	66,110	66,174

Basic earnings per common share	$0.36	$0.15
Diluted earnings per common share	$0.36	$0.15

Anti-dilutive shares not included in the above calculations	—	405
Diluted earnings per common share incorporates the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of non-qualified stock options and the vesting of restricted stock units and market-condition restricted stock unit awards if certain conditions have been met, but excludes such incremental shares that would have an anti-dilutive effect.

Note 3: Share-Based Compensation
Financial Statement Effects and Presentation
Pre-tax share-based compensation was included in the Statements of Income as follows:

	Three Months Ended
(in thousands)	May 2, 2021	April 26, 2020
Cost of sales	$718	$530
Selling, general and administrative	7,359	5,959
Product development and engineering	3,762	2,890
Total share-based compensation	$11,839	$9,379
Restricted Stock Units, Employees
The Company grants restricted stock units to certain employees, which are expected to be settled with shares of the Company's common stock. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date, based on the fair value of the Company's common stock at the grant date, and recognized as share-based compensation expense over the requisite vesting period (typically 4 years). In the three months ended May 2, 2021, the Company granted 134,944 restricted stock units to employees.
Total Stockholder Return ("TSR") Market-Condition Restricted Stock Units
The Company grants TSR market-condition restricted stock units (the "TSR Awards") to certain executives of the Company. The TSR Awards have a pre-defined market-condition, which determines the number of shares that ultimately vest, as well as a service condition. The TSR Awards are valued as of the grant date using a Monte Carlo simulation which takes into consideration the possible outcomes pertaining to the TSR market condition and expense is recognized on a straight line basis over the vesting periods and is adjusted for any actual forfeitures.
In the three months ended May 2, 2021, the Company granted 81,688 TSR Awards, which are accounted for as equity awards. The market condition is determined based upon the Company’s TSR benchmarked against the TSR of the S&P SPDR Semiconductor ETF (NYSE:XSD) over one, two and three year periods (one-third of the awards vesting each performance period). Generally, the fiscal year 2022 award recipients must be employed for the entire performance period and be an active employee at the time of vesting of the awards. The grant-date fair value per unit of the awards granted in the three months ended May 2, 2021 for each one, two and three year performance period was $67.28, $83.94 and $95.52, respectively.
Market-Condition Restricted Stock Units
In the three months ended May 2, 2021, the Company granted 54,928 restricted stock units with a market condition. The awards are eligible to vest during the period commencing March 9, 2021, and ending May 5, 2024 (the "Performance Period") as follows: the restricted stock units covered by the award will vest if, during any consecutive 30 trading day period that commences and ends during the Performance Period, the average per-share closing price of the Company’s common stock equals or exceeds $95.00. The grant-date fair value per unit of the awards granted in the three months ended May 2, 2021 was $49.55.

Note 4: Available-for-sale securities
The following table summarizes the values of the Company’s available-for-sale securities:

	May 2, 2021			January 31, 2021
(in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gain/(Loss)	Fair Value	Amortized Cost	Gross Unrealized Gain/(Loss)
Convertible debt	$11,603	$12,916	$(1,313)	$11,989	$13,244	$(1,255)
Total available-for-sale securities	$11,603	$12,916	$(1,313)	$11,989	$13,244	$(1,255)
The following table summarizes the maturities of the Company’s available-for-sale securities:

	May 2, 2021
(in thousands)	Fair Value	Amortized Cost
Within 1 year	$10,591	$11,041
After 1 year through 5 years	1,012	1,875
Total available-for-sale securities	$11,603	$12,916
The Company's available-for-sale securities consist of investments in convertible debt instruments issued by privately-held companies. The available-for-sale securities with maturities within one year were included in "Other current assets" and maturities greater than one year were included in "Other assets" in the Balance Sheets.

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
Instruments Measured at Fair Value on a Recurring Basis
The fair values of financial assets and liabilities measured and recorded at fair value on a recurring basis were presented in the Balance Sheets as follows:

	May 2, 2021				January 31, 2021
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Convertible debt	$11,603	$—	$—	$11,603	$11,989	$—	$—	$11,989
Total financial assets	$11,603	$—	$—	$11,603	$11,989	$—	$—	$11,989

Financial liabilities:
Interest rate swap agreement	$1,417	$—	$1,417	$—	$1,782	$—	$1,782	$—
Total return swap contracts	12	—	12	—	167	—	167	—
Total financial liabilities	$1,429	$—	$1,429	$—	$1,949	$—	$1,949	$—
During the three months ended May 2, 2021, the Company had no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3. As of May 2, 2021 and January 31, 2021, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
The convertible debt investments are valued utilizing a combination of estimates that are based on the estimated discounted cash flows associated with the debt and the fair value of the equity into which the debt may be converted, all of which are Level 3 inputs.
The following table presents a reconciliation of the changes in the convertible debt investments in the three months ended May 2, 2021:

(in thousands)
Balance at January 31, 2021	$11,989
Additions	200
Increase in credit loss reserve	(246)
Interest accrued	286
Conversion to equity	(626)
Balance at May 2, 2021	$11,603
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
The total return swap contracts are measured at fair value using quoted prices of the underlying investments (Level 2 inputs). The fair values of the total return swap contracts are recognized in the Balance Sheets in "Accrued Liabilities" if the instruments are in a loss position and in "Other Current Assets" if the instruments are in a gain position. See Note 15 for further discussion of the Company's derivative instruments.

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
Investment Impairments and Credit Loss Reserves
The total credit loss reserve for the Company's held-to-maturity debt securities and available-for-sale debt securities was $3.6 million and $3.4 million as of May 2, 2021 and January 31, 2021, respectively. During the three months ended May 2, 2021, the Company increased its expected credit loss reserves by $0.2 million, for its available-for-sale debt securities. Upon the adoption of ASU 2016-13 in the first quarter of fiscal year 2021, the Company recorded expected credit loss reserves of $0.4 million related to its held-to-maturity debt securities. During the three months ended April 26, 2020, the Company increased its expected credit loss reserves by $2.4 million for its held-to-maturity debt securities and available-for-sale debt securities. These increases were, in-part, due to the impact of the COVID-19 pandemic on early-stage development companies. During the three months ended April 26, 2020, the Company recorded $1.2 million of impairments on its non-marketable equity securities.

Note 6: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

(in thousands)	May 2, 2021	January 31, 2021
Raw materials	$3,566	$2,936
Work in progress	67,192	59,523
Finished goods	23,161	25,035
Inventories	$93,919	$87,494

Note 7: Goodwill and Intangible Assets
Goodwill
The carrying amounts of goodwill by applicable reporting unit were as follows:

(in thousands)	Signal Integrity	Wireless and Sensing	Protection	Total
Balance at January 31, 2021	$274,085	$72,128	$4,928	$351,141
Balance at May 2, 2021	$274,085	$72,128	$4,928	$351,141
Goodwill is not amortized, but is tested for impairment at the reporting unit level using either a qualitative or quantitative assessment on an annual basis during the fourth quarter of each fiscal year, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. As of May 2, 2021, there was no indication of impairment of the Company's goodwill balances.
Purchased Intangibles
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and technology licenses purchased, which are amortized over their estimated useful lives:

		May 2, 2021			January 31, 2021
(in thousands, except estimated useful life)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technologies	3-8 years	$29,300	$(18,852)	$10,448	$29,300	$(17,554)	$11,746
Total finite-lived intangible assets		$29,300	$(18,852)	$10,448	$29,300	$(17,554)	$11,746
Amortization expense of finite-lived intangible assets recorded in the Statements of Income for each period was as follows:

	Three Months Ended
(in thousands)	May 2, 2021	April 26, 2020
Core technologies	$1,298	$2,473
Customer relationships	—	367
Total amortization expense	$1,298	$2,840
Future amortization expense of finite-lived intangible assets is expected as follows:

(in thousands)
Fiscal Year Ending:
Fiscal year 2022 (remaining nine months)	$3,644
Fiscal year 2023	4,002
Fiscal year 2024	1,676
Fiscal year 2025	288
Fiscal year 2026	288
Thereafter	550
Total expected amortization expense	$10,448

Note 8: Long-Term Debt
Long-term debt and the current period interest rates were as follows:

(in thousands, except percentages)	May 2, 2021	January 31, 2021
Revolving loans	$177,000	$181,000
Debt issuance costs	(1,684)	(1,805)
Total long-term debt, net of debt issuance costs	$175,316	$179,195
Effective interest rate (1)	1.87%	1.88%
(1) The revolving loans bear interest at a variable rate based on LIBOR or a Base Rate, at the Company’s option, plus an applicable margin that varies based on the Company’s consolidated leverage ratio. In the first quarter of fiscal year 2021, the Company entered into an interest rate swap agreement that fixed the interest on the first $150.0 million of debt outstanding under the revolving loans at 1.9775%. As of May 2, 2021, the effective interest rate is a weighted-average rate that represents interest on the first $150.0 million of the debt outstanding at a fixed LIBOR rate of 0.7275% plus a margin of 1.25% (total fixed rate of 1.9775%), and the remainder of the debt outstanding at a variable rate based on the one-month LIBOR rate, which was 0.12% as of May 2, 2021, plus a margin of 1.25% (total variable rate of 1.37%). As of January 31, 2021, the effective interest rate is a weighted-average rate that represents interest on the first $150.0 million of the debt outstanding at a fixed LIBOR rate of 0.7275% plus a margin of 1.25% (total fixed rate of 1.9775%), and the remainder of the debt outstanding at a variable rate based on the one-month LIBOR rate, which was 0.14% as of January 31, 2021, plus a margin of 1.25% (total variable rate of 1.39%).
On November 7, 2019, the Company, with certain of its domestic subsidiaries as guarantors, entered into an amended and restated credit agreement with the lenders party thereto and HSBC Bank USA, National Association, as administrative agent, swing line lender and letter of credit issuer. The borrowing capacity of the revolving loans under the senior secured first lien credit facility (the "Credit Facility") is $600.0 million and matures on November 7, 2024. As of May 2, 2021, the Company had $177.0 million outstanding under its Credit Facility, which had $423.0 million of undrawn borrowing capacity, and the Company was in compliance with the covenants required under the Credit Facility.
Interest expense was comprised of the following components for the periods presented:

	Three Months Ended
(in thousands)	May 2, 2021	April 26, 2020
Contractual interest (1)	$1,078	$1,438
Amortization of debt discount and issuance costs	121	121
Total interest expense	$1,199	$1,559
(1) Contractual interest represents the interest on the Company's outstanding debt after giving effect to the interest rate swap agreement.
As of May 2, 2021, there were no amounts outstanding under the letters of credit, swing line loans and alternative currency sub-facilities.

Note 9: Income Taxes
The Company’s effective tax rate differs from the statutory federal income tax rate of 21% primarily due to the regional mix of income, excess tax benefits from share-based compensation and research and development tax credits.
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (before the federal impact of state items) is as follows:

(in thousands)
Balance at January 31, 2021	$26,850
Additions/(decreases) based on tax positions related to the current fiscal year	102
Additions/(decreases) based on tax positions related to the prior fiscal years	36
Balance at May 2, 2021	$26,988
Included in the balance of gross unrecognized tax benefits at May 2, 2021 and January 31, 2021 are $9.8 million and $9.7 million, respectively, of net tax benefits (after the federal impact of state items), that, if recognized, would impact the effective tax rate, prior to consideration of any required valuation allowance.
The liability for UTP is reflected in the Balance Sheets as follows:

(in thousands)	May 2, 2021	January 31, 2021
Deferred tax assets - non-current	$15,817	$15,770
Other long-term liabilities	9,819	9,731
Total accrued taxes	$25,636	$25,501
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
The Company’s regional income (loss) from continuing operations before taxes and equity in net gains of equity method investments was as follows:

	Three Months Ended
(in thousands)	May 2, 2021	April 26, 2020
Domestic	$(5,484)	$(6,978)
Foreign	32,102	17,980
Total	$26,618	$11,002

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
The components of lease expense were as follows:

	Three Months Ended
(in thousands)	May 2, 2021	April 26, 2020
Operating lease cost	$1,337	$1,177
Short-term lease cost	244	—
Sublease income	(20)	(33)
Total lease cost	$1,561	$1,144
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
(in thousands)	May 2, 2021	April 26, 2020
Cash paid for amounts included in the measurement of lease liabilities	$1,731	$1,144
Right-of-use assets obtained in exchange for new operating lease liabilities	$33	$6,073

May 2, 2021
Weighted-average remaining lease term–operating leases (in years)	5.87
Weighted-average discount rate on remaining lease payments–operating leases	7.2%
Supplemental balance sheet information related to leases was as follows:

(in thousands)	May 2, 2021	January 31, 2021
Operating lease right-of-use assets in "Other assets"	$15,302	$16,337

Operating lease liabilities in "Accrued liabilities"	$3,459	$3,975
Operating lease liabilities in "Other long-term liabilities"	12,358	13,172
Total operating lease liabilities	$15,817	$17,147
Maturities of lease liabilities as of May 2, 2021 are as follows:

(in thousands)
Fiscal Year Ending:
2022 (remaining nine months)	$3,285
2023	3,469
2024	3,060
2025	2,943
2026	2,129
Thereafter	4,549
Total lease payments	19,435
Less: imputed interest	(3,618)
Total	$15,817

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
The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based on the latest determinations by the RWQCB and the most recent actions taken pursuant to the remedial action plan, the Company estimates the range of probable loss between $7.4 million and $8.0 million. To date, the Company has made $5.5 million in payments towards the remedial action plan and, as of May 2, 2021, has a remaining accrual of $1.9 million related to this matter. Given the uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss. Therefore, the Company has recorded the minimum amount of probable loss. These estimates could change as a result of changes in planned remedial actions, further actions from the regulatory agency, remediation technology, and other factors.
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
The Company's liability for the deferred compensation plan is presented below:

(in thousands)	May 2, 2021	January 31, 2021
Accrued liabilities	$1,917	$1,709
Other long-term liabilities	43,237	39,299
Total deferred compensation liabilities under this plan	$45,154	$41,008
The Company has purchased whole life insurance on the lives of certain current deferred compensation plan participants. This Company-owned life insurance is held in a grantor trust and is intended to cover a majority of the Company's costs of the deferred compensation plan. The cash surrender value of the Company-owned life insurance was $29.6 million and $27.6 million as of May 2, 2021 and January 31, 2021, respectively, and is included in "Other assets" in the Balance Sheets.
Earn-out Liability
Pursuant to the terms of an amended earn-out arrangement ("Cycleo Earn-out") with the former shareholders of Cycleo SAS ("Cycleo Earn-out Beneficiaries"), which the Company acquired in March 2012, the Company must make payments based on the achievement of a combination of certain sales and operating income milestones over the period of April 27, 2015 to April 26, 2020. No payments have been made during fiscal years 2022 and 2021 for the remaining earn-out milestone. Any remaining payment for the earn-out is not expected to be material.

Note 12: Concentration of Risk
The following significant customers accounted for at least 10% of net sales in one or more of the periods indicated:

	Three Months Ended
(percentage of net sales)	May 2, 2021	April 26, 2020
Frontek Technology Corporation (and affiliates)	19%	12%
Trend-tek Technology Ltd. (and affiliates)	16%	15%
Arrow Electronics (and affiliates)	11%	9%
CEAC International Limited	10%	12%
Premier Technical Sales Korea, Inc. (and affiliates) (1)	7%	9%
Samsung Electronics (and affiliates) (1)	1%	2%
(1) Premier is a distributor with a concentration of sales to Samsung. The above percentages represent the Company's estimate of the sales activity related to Samsung that is passing through this distributor.
The following table shows the customers that had an outstanding receivable balance that represented at least 10% of total net receivables as of one or more of the dates indicated:

(percentage of net receivables)	May 2, 2021	January 31, 2021
Frontek Technology Corporation (and affiliates)	17%	10%
Trend-tek Technology Ltd (and affiliates)	12%	14%
CEAC International Limited	10%	14%
Outside Subcontractors and Suppliers
The Company relies on a limited number of third-party subcontractors and suppliers for the production of silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, including due to the COVID-19 pandemic or natural disasters such as an earthquake or other causes, have delayed and could delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. A significant amount of the Company’s third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in the U.S., Taiwan and China. A significant amount of the Company’s assembly and test operations are conducted by third-party contractors in China, Malaysia, Taiwan, Thailand, South Korea and the Philippines.

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
Net sales by segment were as follows:

	Three Months Ended
(in thousands)	May 2, 2021	April 26, 2020
Semiconductor Products Group	$170,372	$132,702
Total	$170,372	$132,702
The following table presents a reconciliation of operating income by segment to consolidated income before taxes. Historical amounts have been adjusted to conform to the current presentation:

	Three Months Ended
(in thousands)	May 2, 2021	April 26, 2020
Semiconductor Products Group	$41,469	$28,098
Operating income by segment	41,469	28,098
Items to reconcile segment operating income to consolidated income before taxes:
Share-based compensation	11,839	9,379
Intangible amortization	1,298	2,840
Investment impairments and credit loss reserves	246	3,630
Changes in the fair value of contingent earn-out obligations	—	(33)
Litigation cost, net of recoveries	540	146
Transaction and integration related	(177)	(2)
Interest expense	1,199	1,559
Non-operating income, net	(94)	(423)
Income before taxes and equity in net gains of equity method investments	$26,618	$11,002
Information by Product Line
The Company operates exclusively in the semiconductor industry and primarily within the analog and mixed-signal sector.
The table below provides net sales activity by product line on a comparative basis:

	Three Months Ended
(in thousands, except percentages)	May 2, 2021		April 26, 2020
Signal Integrity	$66,695	39%	$59,929	45%
Wireless and Sensing	58,507	34%	32,958	25%
Protection	45,170	27%	39,815	30%
Total net sales	$170,372	100%	$132,702	100%
Information by Sales Channel

(in thousands, except percentages)	Three Months Ended
	May 2, 2021		April 26, 2020
Distributor	$146,400	86%	$103,948	78%
Direct	23,972	14%	28,754	22%
Total net sales	$170,372	100%	$132,702	100%

Generally, the Company does not have long-term contracts with its distributors and most can terminate their agreement with little or no notice. For the first quarter of fiscal year 2022, the Company's largest distributors were based in Asia.
Geographic Information
Net sales activity by geographic region was as follows:

	Three Months Ended
(percentage of total net sales)	May 2, 2021	April 26, 2020
Asia-Pacific	78%	80%
North America	13%	12%
Europe	9%	8%
	100%	100%
The Company attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total net sales for at least one of the periods presented:

	Three Months Ended
(percentage of total net sales)	May 2, 2021	April 26, 2020
China (including Hong Kong)	60%	57%
United States	11%	9%
Although a large percentage of the Company's products is shipped into the Asia-Pacific region, a significant number of the products produced by these customers and incorporating the Company's semiconductor products are then sold outside this region.

Note 14: Stock Repurchase Program
The Company maintains a stock repurchase program that was initially approved by its Board of Directors in March 2008. The stock repurchase program does not have an expiration date and the Company’s Board of Directors has authorized expansion of the program over the years. The following table summarizes activity under the program for the presented periods:

	Three Months Ended
	May 2, 2021		April 26, 2020
(in thousands, except number of shares)	Shares	Amount Paid	Shares	Amount Paid
Shares repurchased under the stock repurchase program	360,942	$25,000	855,042	$30,000
On March 11, 2021, the Company's Board of Directors approved the expansion of the stock repurchase program by $350.0 million. As of May 2, 2021, the Company had repurchased $434.2 million in shares of its common stock under the program since inception and the remaining authorization under the program was $364.2 million. Under the program, the Company may repurchase its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. The Company’s repurchases may be made through Rule 10b5-1 and/or Rule 10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. The Company intends to fund repurchases under the program from cash on hand. The Company has no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.

Note 15: Derivatives and Hedging Activities
The Company is exposed to certain risk arising from both its business operations and economic conditions and principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company, on a routine basis and in the normal course of business, experiences expenses denominated in Swiss Franc ("CHF"), Canadian Dollar ("CAD") and Great British Pound ("GBP"). Such expenses expose the Company to exchange rate fluctuations between these foreign currencies and the U.S. Dollar ("USD"). The Company occasionally uses derivative financial instruments, in the form of forward contracts, to mitigate a portion of the risk associated with adverse movements in these foreign currency exchange rates during a twelve-month window. Currency forward contracts involve fixing the exchange rate for delivery of a specified amount of foreign currency on a specified date. The Company’s accounting treatment for these instruments is based on whether or not the instruments are designated as a hedging instrument. As of May 2, 2021 and January 31, 2021, the Company had no outstanding foreign currency forward contracts.
During the first quarter of fiscal year 2021, the Company entered into an interest rate swap agreement with a three-year term to hedge the variability of interest payments on the first $150.0 million of debt outstanding under the Company's Credit Facility. Interest payments on $150.0 million of the Company's debt are now fixed at a rate of 1.9775%, based on the Company's current leverage ratio. The interest rate swap agreement has been designated as a cash flow hedge and unrealized gains or losses, net of income tax, are recorded as a component of "Accumulated Other Comprehensive Income or Loss" in the Balance Sheets. As the various settlements are made on a monthly basis, the realized gain or loss on the settlements are recorded in "Interest expense" in the Statements of Income. The realized loss on the interest rate swap agreement was $0.2 million for the three months ended May 2, 2021. The realized gain on the interest rate swap agreement was not material for the three months ended April 26, 2020.
The fair values of the Company's derivative assets and liabilities that qualify as cash flow hedges in the Balance Sheets were as follows:

	Balance as of
(in thousands)	May 2, 2021	January 31, 2021
Interest rate swap agreement	$811	$849
Total accrued liabilities	$811	$849

Interest rate swap agreement	$606	$933
Total other long-term liabilities	$606	$933
During the fourth quarter of fiscal year 2021, the Company entered into an economic hedge program that uses total return swap contracts to hedge the market risk associated with the unfunded portion of the Company's deferred compensation liability. The total return swap contracts generally have a duration of one month and are rebalanced and re-hedged at the end of each monthly term. While the total returns swap contracts are treated as economic hedges, the Company has not designated them as hedges for accounting purposes. The total return swap contracts are measured at fair value and recognized in the Balance Sheets in "Accrued Liabilities" if the instruments are in a loss position and in "Other Current Assets" if the instruments are in a gain position. Unrealized gains and losses, as well as realized gains and losses for settlements, on the total return swap contracts are recognized in "Selling, general and administrative expenses" in the Statements of Income. As of May 2, 2021 and January 31, 2021, the notional values of the total return swap contracts were $14.9 million and $11.9 million, respectively, and the fair value resulted in a liability balance of $0.01 million and $0.2 million, respectively. The net gain recognized in earnings on the total return swap contracts was $1.0 million for the three months ended May 2, 2021.

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
Signal Integrity. We design, develop and market a portfolio of optical data communications and video transport products used in a wide variety of enterprise computing, communications, and industrial applications. Our comprehensive portfolio of integrated circuits ("ICs") for data centers, enterprise networks, passive optical networks ("PON"), and wireless base station optical transceivers and high-speed interfaces ranges from 100Mbps to 800Gbps and supports key industry standards such as Fibre Channel, Infiniband, Ethernet, PON and synchronous optical networks. Our video products offer advanced solutions for next generation high-definition broadcast applications, as well as highly differentiated video-over-IP technology for professional audio video ("Pro AV") applications.
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
Our net sales by product line were as follows:

	Three Months Ended
(in thousands)	May 2, 2021	April 26, 2020
Signal Integrity	$66,695	$59,929
Wireless and Sensing	58,507	32,958
Protection	45,170	39,815
Total	$170,372	$132,702
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
Currently, customer demand remains strong and supply tight, with many of our suppliers running at or near capacity and our customers competing for the limited supply. While we have increased our inventory levels to prepare for the strong backlog of orders, we cannot assure you that we will have sufficient inventory if this high level of demand is sustained over the longer term. In addition, the prices to obtain and convert the necessary inventory have increased in certain cases, and may continue to increase. While we have been largely successful with passing on selective price increases to our customers, we cannot assure you that all future, potential price increases can be absorbed through increased pricing to our customers.
We believe we have good visibility going into the second quarter of fiscal year 2022; however, it is unknown how much of the increased demand reflects real end market strength. We believe the general supply chain constrains in the industry may be motivating certain customers to increase their orders and inventory levels to protect against the supply risk. To the extent that this is occurring, we could experience a decrease in future demand as potential excess inventory chain is worked down.
Factors Affecting Our Performance
Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and "just-in-time" deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Orders received and shipped in the first quarters of fiscal years 2022 and 2021 represented 18% and 34% of net sales, respectively. Sales made directly to customers during the first quarters of fiscal years 2022 and 2021 were 14% and 22% of net sales, respectively. The remaining sales were made through independent distributors. The decline in direct sales is due to customers electing to leverage the value of distribution to better manage their supply chain.
Our business relies on foreign-based entities. Many of our third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries including Taiwan and China. Foreign sales constituted approximately 89% and 91% of our net sales during the first quarters of fiscal years 2022 and 2021. Approximately 78% and 80% of sales during the first quarters of fiscal years 2022 and 2021, respectively, were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico. Doing business in foreign locations also subjects us to export restrictions and trade laws, which may limit our ability to sell to certain customers. For example, the U.S. Department of Commerce expanded its restrictions on certain technology sold to or for Huawei in 2020, which adversely impacted our sales to this customer.
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

Results of Operations
The following table sets forth, for the periods indicated, our Statements of Income expressed as a percentage of net sales.

	Three Months Ended
	May 2, 2021	April 26, 2020
Net sales	100.0%	100.0%
Cost of sales	38.5%	39.1%
Gross profit	61.5%	60.9%
Operating costs and expenses:
Selling, general and administrative	22.8%	26.1%
Product development and engineering	21.6%	20.8%
Intangible amortization	0.8%	2.1%
Total operating costs and expenses	45.1%	49.0%
Operating income	16.4%	11.9%
Interest expense	(0.7)%	(1.2)%
Non-operating income, net	0.1%	0.3%
Investment impairments and credit loss reserves	(0.1)%	(2.7)%
Income before taxes and equity in net gains (losses) of equity method investments	15.6%	8.3%
Provision for income taxes	1.9%	1.0%
Net income before equity in net gains (losses) of equity method investments	13.7%	7.3%
Equity in net gains (losses) of equity method investments	—%	—%
Net income	13.8%	7.3%
Net loss attributable to noncontrolling interest	—%	—%
Net income attributable to common stockholders	13.8%	7.3%
Percentages may not add precisely due to rounding.
Our regional mix of income (loss) from continuing operations before taxes and equity in net gains of equity method investments was as follows:

	Three Months Ended
(in thousands)	May 2, 2021	April 26, 2020
Domestic	$(5,484)	$(6,978)
Foreign	32,102	17,980
Total	$26,618	$11,002
Domestic performance from continuing operations includes higher levels of share-based compensation compared to foreign operations.
Comparison of the Three Months Ended May 2, 2021 and April 26, 2020
The following table summarizes our net sales by major end market:

	Three Months Ended
(in thousands, except percentages)	May 2, 2021		April 26, 2020
Infrastructure	$61,350	36%	$58,038	43%
High-End Consumer	53,816	32%	35,480	27%
Industrial	55,206	32%	39,184	30%
Total	$170,372	100%	$132,702	100%
Net Sales
Net sales for the first three months of fiscal year 2022 were $170.4 million, an increase of 28.4% compared to $132.7 million for the first three months of fiscal year 2021. During the first three months of fiscal year 2022, we experienced strong demand across all three of our end markets compared to the prior year when our revenue was adversely impacted by a delay in certain shipments of our products due to COVID-19 related shutdowns of our plant in Reynosa, Mexico, as well as certain subcontractors in Malaysia. Our industrial end market increased $16.0 million versus the prior year primarily due to an approximately $12 million increase in LoRa-enabled product sales, as we gained traction in the ever expanding range of Internet-of-Things applications. In our high-end consumer end market, net sales increased by $18.3 million primarily driven by an approximately $13 million increase in our proximity sensing products. Our infrastructure end market revenue increased by $3.3 million driven by strong 10G PON sales, partially offset by slightly lower data center demand by cloud and hyperscale providers.
Based on record bookings and backlog entering the quarter, we estimate net sales for the second quarter of fiscal year 2022 to be between $177.0 million and $187.0 million. The range of guidance reflects continued uncertainty regarding macro-related events and those associated with the COVID-19 pandemic discussed above.
Gross Profit
For the first three months of fiscal year 2022, gross profit increased to $104.9 million from $80.8 million for the first three months of fiscal year 2021 as a result of higher sales. Gross margins were 61.5% for the first three months of fiscal year 2022 compared to 60.9% for the first three months of fiscal year 2021, reflecting a more favorable product mix. For the second quarter of fiscal year 2022, we expect our gross margins to be in the range of 61.3% to 62.3%.
Operating Costs and Expenses

	Three Months Ended				Change
(in thousands, except percentages)	May 2, 2021		April 26, 2020
Selling, general and administrative	$38,804	50%	$34,600	54%	12%
Product development and engineering	36,790	48%	27,586	42%	33%
Intangible amortization	1,298	2%	2,840	4%	(54)%
Changes in the fair value of contingent earn-out obligations	—	—%	(33)	—%	100%
Total operating costs and expenses	$76,892	100%	$64,993	100%	18%
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses increased $4.2 million for the first three months of fiscal year 2022 compared to the first three months of fiscal year 2021 primarily as a result of a $4.3 million increase in staffing-related costs, including higher costs related to deferred compensation and share based compensation.
Product Development and Engineering Expenses
Product development and engineering expenses increased $9.2 million in the first three months of fiscal year 2022 compared to the first three months of fiscal year 2021 as a result of fluctuations in the timing of development activities and a $2.4 million increase in staffing-related costs primarily related to higher headcount. The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period-over-period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services, which are typically recorded as a reduction to product development and engineering expense.
Intangible Amortization
Intangible amortization was $1.3 million and $2.8 million for the first three months of fiscal years 2022 and 2021, respectively. This decrease was primarily due to certain finite-lived intangible assets associated with the acquisition of Gennum Corporation that had become fully amortized during fiscal year 2021.
Changes in the Fair Value of Contingent Earn-out Obligations
The change in the fair value of contingent earn-out obligations for the first three months of fiscal year 2021 reflects the difference between the final earn-out targets achieved for Cycleo SAS in fiscal year 2021 and the forecast achievement level at the end of fiscal year 2020.
Interest Expense
Interest expense, including amortization of debt discounts and issuance costs, was $1.2 million and $1.6 million for the first three months of fiscal years 2022 and 2021, respectively. This decrease was primarily due to lower interest rates and lower overall debt levels.
Investment Impairments and Credit Loss Reserves
During the first three months of fiscal year 2022, investment impairments and credit loss reserves totaled a loss of $0.2 million due to adjustments to our reserve for current expected credit losses. During the first three months of fiscal year 2021, investment impairments and credit loss reserves totaled a loss of $3.6 million including other-than-temporary impairments of two cost method investments totaling $1.2 million, as well as $2.4 million of adjustments to our reserve for current expected credit losses, which were, in part, due to the impact of the COVID-19 pandemic on early-stage development companies.
Provision for Income Taxes
The effective tax rates for the first three months of fiscal years 2022 and 2021 were a provision rate of 12.0% and a provision rate of 12.4%, respectively. In the first three months of fiscal year 2022, we recorded income tax expense of $3.2 million, compared to income tax expense of $1.4 million in the first three months of fiscal year 2021. The effective tax rate in the first three months of fiscal year 2022 was lower than the effective tax rate in the first three months of fiscal year 2021 primarily due to the impact of regional mix of income. The effective tax rate in the first three months of fiscal years 2022 and 2021 differs from the statutory federal income tax rate of 21% primarily due to regional mix of income, excess tax benefits from share-based compensation and research and development tax credits.
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
We believe that our cash on hand, cash available from future operations and available borrowing capacity under our Credit Facility are sufficient to meet liquidity requirements for at least the next 12 months, including funds needed for our material cash requirements. As of May 2, 2021, we had $258.2 million in cash and cash equivalents and $423.0 million of undrawn capacity on our Credit Facility (as defined below). Over the longer-term, we believe our strong cash-generating business model will continue to provide adequate liquidity to fund our normal operations, which have minimal capital intensity. To the extent that we enter into acquisitions or strategic partnerships, we may be required to raise additional capital through debt issuances or equity offerings. In addition, we expect to refinance our Credit Facility ahead of its maturity in November 2024. While we have not had issues securing favorable financing historically, there is no assurance that we will be able to refinance or secure additional capital at favorable terms, or at all in the future.
A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of May 2, 2021, our foreign subsidiaries held approximately $206.8 million of cash and cash equivalents, compared to $182.9 million at January 31, 2021.
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
In the first three months of fiscal years 2022 and 2021, we made payments on our Credit Facility that totaled $4.0 million and $4.0 million, respectively. As of May 2, 2021, we had $177.0 million of outstanding borrowings on our Credit Facility, which had $423.0 million of undrawn capacity.
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
In the first quarter of fiscal year 2021, we entered into an interest rate swap agreement with a three-year term to hedge the variability of interest payments on the first $150.0 million of debt outstanding under our Credit Facility. Based on our current leverage ratio as of May 2, 2021, interest payments on $150.0 million of our debt are fixed at 1.9775%.
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
The Credit Agreement contains customary covenants, including limitations on our ability to, among other things, incur indebtedness, create liens on assets, engage in certain fundamental corporate changes, make investments, repurchase stock, pay dividends or make similar distributions, engage in certain affiliate transactions, or enter into agreements that restrict our ability to create liens, pay dividends or make loan repayments. In addition, we must comply with financial covenants, including maintaining a maximum consolidated leverage ratio, determined as of the last day of each fiscal quarter, of 3.50 to 1.00 or less, provided that, such maximum consolidated leverage ratio may be increased to 4.00 to 1.00 for the four consecutive fiscal quarters ending on or after the date of consummation of a permitted acquisition that constitutes a "Material Acquisition" under the Credit Agreement, subject to the satisfaction of certain conditions. As of May 2, 2021, we were in compliance with the covenants in our Credit Agreement.
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
Purchases under our Stock Repurchase Program
We currently have in effect a stock repurchase program that was initially approved by our Board of Directors in March 2008. On March 11, 2021, the Company's Board of Directors approved the expansion of the stock repurchase program by $350.0 million. This program represents one of our principal efforts to return value to our stockholders. We repurchased 360,942 shares under this program in the first three months of fiscal year 2022 for $25.0 million. In the first three months of fiscal year 2021, we repurchased 855,042 shares under this program for $30.0 million. As of May 2, 2021, the remaining authorization under this program was $364.2 million.
Working Capital
Working capital, defined as total current assets less total current liabilities, fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing materials and increase production. In addition, our working capital may be affected by potential acquisitions and transactions involving our debt instruments. Although investments made to fund working capital will reduce our cash balances, these investments are necessary to support business and operating initiatives. Our working capital, excluding cash and cash equivalents, was $106.6 million and $96.3 million as of May 2, 2021 and January 31, 2021, respectively. Our working capital, including cash and cash equivalents, was $364.9 million and $365.2 million as of May 2, 2021 and January 31, 2021, respectively.
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
In summary, our cash flows for each period were as follows:

	Three Months Ended
(in thousands)	May 2, 2021	April 26, 2020
Net cash provided by operating activities	$32,585	$26,083
Net cash used in investing activities	(8,655)	(11,560)
Net cash used in financing activities	(34,602)	(38,900)
Net decrease in cash and cash equivalents	$(10,672)	$(24,377)
Operating Activities
Net cash provided by operating activities is driven by net income adjusted for non-cash items and fluctuations in operating assets and liabilities.
Operating cash flows for the first three months of fiscal year 2022 compared to the first three months of fiscal year 2021 were favorably impacted by a 28.4% increase in net sales, partially offset by a rise in SG&A expenses related to higher staffing-related costs and by an increase in product development and engineering expenses related to higher staffing-related costs and fluctuations in the timing of development activities.
Investing Activities
Net cash used in investing activities was primarily attributable to capital expenditures and purchases of investments, net of proceeds from sales of property, plant and equipment and proceeds from sales of investments.
Capital expenditures were $5.8 million for the first three months of fiscal year 2022, compared to $7.7 million for the first three months of fiscal year 2021. In the first three months of fiscal years 2022 and 2021, we made significant investments to update and expand our production capabilities.
In the first three months of fiscal year 2022, we paid $2.9 million for strategic investments, including investments in companies that are enabling the LoRa and LoRaWAN®-based ecosystem, compared to $3.9 million of investments in the first three months of fiscal year 2021.
Financing Activities
Net cash used in financing activities is primarily attributable to repurchases of outstanding common stock, payments related to employee share-based compensation payroll taxes and principal payments related to our long-term debt, offset by proceeds from stock option exercises.
In the first three months of fiscal year 2022, we paid $6.2 million for employee share-based compensation payroll taxes and received $0.6 million in proceeds from the exercise of stock options, compared to payments of $5.8 million for employee share-based compensation payroll taxes and proceeds of $0.9 million from the exercise of stock options in the first three months of fiscal year 2021. We do not directly control the timing of the exercise of stock options. Such exercises are independent decisions made by grantees and are influenced most directly by the stock price and the expiration dates of stock option awards. Such proceeds are difficult to forecast, resulting from several factors that are outside our control. We believe that such proceeds will remain a nominal source of cash in the future.
Critical Accounting Estimates
Our critical accounting estimates are disclosed in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of our Annual Report on Form 10-K. There have been no significant changes to our policies during the three months ended May 2, 2021. For a discussion of recent accounting pronouncements, see Note 1 to our interim unaudited condensed consolidated financial statements.
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
We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign exchange rates of 10% for all currencies could be experienced in the near-term. These reasonably possible adverse changes were applied to our total monetary assets and liabilities denominated in currencies other than our functional currency as of the first quarter of fiscal year 2022. The adverse impact these changes would have had (after taking into account balance sheet hedges only) would not have had a material impact on our income before taxes.
We are subject to interest rate risk in connection with the portion of the outstanding debt under our Credit Facility that bears interest at a variable rate as of May 2, 2021. As of May 2, 2021, we had $177.0 million of outstanding borrowings on our Credit Facility, which had $423.0 million of undrawn capacity.
During fiscal year 2021, we entered into an interest rate swap agreement with a three-year term to hedge the variability of interest payments on the first $150.0 million of debt outstanding under our Credit Facility. Based on our current leverage ratio as of May 2, 2021, interest payments on $150.0 million of our debt are fixed at 1.9775%. Borrowings under our Credit Facility in excess of $150.0 million bear interest at a rate per annum equal to (1) the Base Rate plus a margin ranging from 0.25% to 1.25% depending upon our consolidated leverage ratio or (2) LIBOR (determined with respect to deposits in U.S. Dollars) for an interest period to be selected by us plus a margin ranging from 1.25% to 2.25% depending upon our consolidated leverage ratio (such margin, the "Applicable Margin"). The Base Rate is equal to a fluctuating rate equal to the highest of (a) the prime rate of the Administrative Agent, (b) 0.50% above the federal funds effective rate published by the Federal Reserve Bank of New York and (c) one-month LIBOR (determined with respect to deposits in U.S. Dollars), plus 1.00%. Interest on loans made under the Credit Facility in Alternative Currencies accrues at a rate per annum equal to LIBOR (determined with respect to deposits in the applicable Alternative Currency) (other than loans made in Canadian Dollars, for which a special reference rate for Canadian Dollars applies) for an interest period to be selected by us plus the Applicable Margin. Based upon the amount of our outstanding indebtedness as of May 2, 2021, a one percentage point increase in LIBOR would not have a material impact on our interest expense as only $27.0 million of our outstanding debt balance remains subject to a floating rate.
The Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, has announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. For U.S dollar LIBOR, publication of the one-week and two-month LIBOR settings will cease after December 31, 2021, and publication of the overnight and 12-month LIBOR settings will cease after June 30, 2023. Immediately after June 30, 2023, the one-month, three-month and six-month U.S. dollar LIBOR settings will no longer be representative. Given these changes, the LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. It is also possible that U.S. LIBOR will be discontinued or modified prior to June 30, 2023.
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
Interest rates also affect our return on excess cash and investments. As of May 2, 2021, we had $258.2 million of cash and cash equivalents. A majority of our cash and cash equivalents generate interest income based on prevailing interest rates. Interest income, net of reserves, generated by our investments and cash and cash equivalents was not material in the first quarter of fiscal year 2022. A significant change in interest rates would impact the amount of interest income generated from our cash and investments. It would also impact the market value of our investments.
Our investments are primarily subject to credit risk. Our investment guidelines prescribe credit quality, permissible investments, diversification, and duration restrictions. These restrictions are intended to limit risk by restricting our investments to high quality debt instruments with relatively short-term durations. Our investment strategy limits investment of new funds and maturing securities to U.S. Treasury, Federal agency securities, high quality money market funds and time deposits with our principal commercial banks. Outside of these investment guidelines, we also invest in a limited amount of debt securities in privately held companies that we view as strategic to our business. For example, many of these investments are in companies that are enabling the LoRa and LoRaWAN®-based ecosystem. We evaluate the credit risk of these investments on a quarterly basis and increased our current credit loss and reserves by $0.2 million in the first quarter of fiscal year 2022, related to the credit risk on our debt securities investments, resulting in a current expected credit loss reserve balance on our available-for-sale and held-to-maturity debt securities of $3.6 million as of May 2, 2021.
ITEM 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our CEO and CFO concluded that, our disclosure controls and procedures were effective as of May 2, 2021.
Changes in Internal Controls
As of May 2, 2021, there were no changes to our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.Legal Proceedings
Information about legal proceedings is set forth in Note 11 to the interim unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.
ITEM 1A.Risk Factors
Please carefully consider and evaluate all of the information in this Quarterly Report and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021. If any of these risks actually occur, our business could be materially harmed. If our business is harmed, the trading price of our common stock could decline.
The risk factors associated with our business have not materially changed, as compared to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.
ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchase of Equity Securities
This table provides information with respect to purchases by us of shares of our common stock during the first quarter of fiscal year 2022.

Fiscal Month/Year	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
February 2021 (02/01/2021-02/28/2021)	—	$—	—	$39.2	million
March 2021 (03/1/21-03/28/21)	74,133	67.44	74,133	$384.2	million
April 2021 (03/29/21-05/02/21)	286,809	69.73	286,809	$364.2	million
Total activity	360,942	$69.26	360,942
(1)The Company maintains an active stock repurchase program that was initially approved by our Board of Directors in March 2008. The stock repurchase program does not have an expiration date and our Board of Directors has authorized expansion of the program over the years. As of May 2, 2021, we have repurchased $434.2 million in shares of our common stock under the program since inception and the current remaining authorization under our stock repurchase program is $364.2 million. Under our stock repurchase program, we may repurchase our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. Our repurchases may be made through Rule 10b5-1 and/or Rule10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. We intend to fund repurchases under the program from cash on hand. We have no obligation to repurchase any shares under the stock repurchase program and may suspend or discontinue it at any time.
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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flow and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2021, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMTECH CORPORATION
Registrant

Date:	June 2, 2021	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer

Date:	June 2, 2021	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Executive Vice President and
Chief Financial Officer