Form 10-Q
period 2021-08-01
SEMTECH CORP
filed 2021-09-01
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 1, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Number of shares of common stock, $0.01 par value per share, outstanding at August 27, 2021: 64,396,741

SEMTECH CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED AUGUST 1, 2021

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
Special Note Regarding Forward-Looking and Cautionary Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as future financial performance, future operational performance, the anticipated impact of specific items on future earnings, and our plans, objectives and expectations. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "estimate," "should," "will," "designed to," "projections," or "business outlook," or other similar expressions constitute forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results and events to differ materially from those projected. Potential factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: the uncertainty surrounding the impact and duration of the COVID-19 pandemic on global economic conditions and on the Company’s business and results of operations; competitive changes in the marketplace including, but not limited to, the pace of growth or adoption rates of applicable products or technologies; downturns in the business cycle; decreased average selling prices of the Company’s products; the Company’s reliance on a limited number of suppliers and subcontractors for components and materials; changes in projected or anticipated end-user markets; export restrictions and laws affecting the Company’s trade and investments including with respect to Huawei and certain of its affiliates and other entities identified by the U.S. government, and tariffs or the occurrence of trade wars; and the Company’s ability to forecast and achieve anticipated net sales and earnings estimates in light of periodic economic uncertainty, including impacts arising from Asian, European, and global economic dynamics.
Additionally, forward-looking statements should be considered in conjunction with the cautionary statements contained in this Quarterly Report on Form 10-Q, including, without limitation, information under the captions "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" and additional factors that accompany the related forward-looking statements in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 including, without limitation, information under the caption "Risk Factors," and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). In light of the significant risks and uncertainties inherent in the forward-looking information included herein that may cause actual performance and results to differ materially from those predicted, any such forward-looking information should not be regarded as representations or guarantees by the Company of future performance or results, or that its objectives or plans will be achieved, or that any of its operating expectations or financial forecasts will be realized. Reported results should not be considered an indication of future performance. Investors are cautioned not to place undue reliance on any forward-looking information contained herein, which reflect management’s analysis only as of the date hereof. Except as required by law, the Company assumes no obligation to publicly release the results of any update or revision to any forward-looking statement that may be made to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated or future events, or otherwise.
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

PART I - FINANCIAL INFORMATION

ITEM 1.Financial Statements

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	August 1, 2021	July 26, 2020	August 1, 2021	July 26, 2020
Net sales	$185,004	$143,660	$355,376	$276,362
Cost of sales	69,572	55,409	135,083	107,350
Gross profit	115,432	88,251	220,293	169,012
Operating costs and expenses:
Selling, general and administrative	41,977	38,255	80,781	72,855
Product development and engineering	35,497	29,220	72,287	56,806
Intangible amortization	1,298	2,020	2,596	4,860
Changes in the fair value of contingent earn-out obligations	—	—	—	(33)
Total operating costs and expenses	78,772	69,495	155,664	134,488
Operating income	36,660	18,756	64,629	34,524
Interest expense	(1,185)	(1,252)	(2,384)	(2,811)
Non-operating income (expense), net	213	(176)	307	247
Investment impairments and credit loss reserves	(468)	(1,485)	(714)	(5,115)
Income before taxes and equity in net gains (losses) of equity method investments	35,220	15,843	61,838	26,845
Provision (benefit) for income taxes	2,963	(416)	6,161	943
Net income before equity in net gains (losses) of equity method investments	32,257	16,259	55,677	25,902
Equity in net gains (losses) of equity method investments	674	(137)	752	(148)
Net income	32,931	16,122	56,429	25,754
Net loss attributable to noncontrolling interest	(2)	(3)	(4)	(6)
Net income attributable to common stockholders	$32,933	$16,125	$56,433	$25,760
Earnings per share:
Basic	$0.51	$0.25	$0.87	$0.39
Diluted	$0.50	$0.24	$0.86	$0.39
Weighted-average number of shares used in computing earnings per share:
Basic	64,721	65,084	64,905	65,337
Diluted	65,584	66,004	65,849	66,099
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	August 1, 2021	July 26, 2020	August 1, 2021	July 26, 2020
Net income	$32,931	$16,122	$56,429	$25,754
Other comprehensive income (loss), net:
Unrealized gain on foreign currency cash flow hedges, net	—	479	—	358
Reclassifications of realized loss on foreign currency cash flow hedges, net to net income	—	6	—	6
Unrealized gain (loss) on interest rate cash flow hedges, net	265	(317)	729	(1,620)
Reclassifications of realized (gain) loss on interest rate cash flow hedges, net to net income	(187)	94	(366)	73
Unrealized gain on available-for-sale securities	—	133	—	386
Reclassification of realized gain on available-for-sale securities, net to net income	—	(757)	—	(757)
Change in defined benefit plans, net	159	193	314	379
Other comprehensive income (loss), net	237	(169)	677	(1,175)
Comprehensive income	33,168	15,953	$57,106	$24,579
Comprehensive loss attributable to noncontrolling interest	(2)	(3)	(4)	(6)
Comprehensive income attributable to common stockholders	$33,170	$15,956	$57,110	$24,585
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	August 1, 2021	January 31, 2021
Assets
Current assets:
Cash and cash equivalents	$262,657	$268,891
Accounts receivable, less allowances of $776 and $721, respectively	73,062	70,433
Inventories	103,031	87,494
Prepaid taxes	14,179	22,083
Other current assets	31,920	25,827
Total current assets	484,849	474,728
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $245,422 and $233,779, respectively	132,140	130,934
Deferred tax assets	24,816	25,483
Goodwill	351,141	351,141
Other intangible assets, net	9,150	11,746
Other assets	97,908	88,070
TOTAL ASSETS	$1,100,004	$1,082,102
Liabilities and Equity
Current liabilities:
Accounts payable	$52,473	$50,189
Accrued liabilities	63,893	59,384
Total current liabilities	116,366	109,573
Non-current liabilities:
Deferred tax liabilities	1,127	976
Long term debt	175,436	179,195
Other long-term liabilities	98,452	93,405

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 64,396,741 outstanding and 78,136,144 issued and 65,098,379 outstanding, respectively	785	785
Treasury stock, at cost, 13,739,403 shares and 13,037,765 shares, respectively	(499,199)	(438,798)
Additional paid-in capital	486,693	473,728
Retained earnings	727,629	671,196
Accumulated other comprehensive loss	(7,491)	(8,168)
Total stockholders’ equity	708,417	698,743
Noncontrolling interest	206	210
Total equity	708,623	698,953
TOTAL LIABILITIES AND EQUITY	$1,100,004	$1,082,102
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended August 1, 2021
	Common Stock					Accumulated Other Comprehensive Loss
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Earnings		Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at May 2, 2021	64,897,920	$785	$(460,249)	$476,773	$694,696	$(7,728)	$704,277	$208	$704,485
Net income	—	—	—	—	32,933	—	32,933	(2)	32,931
Other comprehensive income	—	—	—	—	—	237	237	—	237
Share-based compensation	—	—	—	12,334	—	—	12,334	—	12,334
Repurchase of common stock	(639,519)	—	(42,000)	—	—	—	(42,000)	—	(42,000)
Treasury stock reissued	138,340	—	3,050	(2,414)	—	—	636	—	636
Balance at August 1, 2021	64,396,741	$785	$(499,199)	$486,693	$727,629	$(7,491)	$708,417	$206	$708,623

	Six Months Ended August 1, 2021
	Common Stock
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at January 31, 2021	65,098,379	$785	$(438,798)	$473,728	$671,196	$(8,168)	$698,743	$210	$698,953
Net income	—	—	—	—	56,433	—	56,433	(4)	56,429
Other comprehensive income	—	—	—	—	—	677	677	—	677
Share-based compensation	—	—	—	24,530	—	—	24,530	—	24,530
Repurchase of common stock	(1,000,461)	—	(67,000)	—	—	—	(67,000)	—	(67,000)
Treasury stock reissued	298,823	—	6,599	(11,565)	—	—	(4,966)	—	(4,966)
Balance at August 1, 2021	64,396,741	$785	$(499,199)	$486,693	$727,629	$(7,491)	$708,417	$206	$708,623
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

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	August 1, 2021	July 26, 2020
Cash flows from operating activities:
Net income	$56,429	$25,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,221	14,340
Amortization of right-of-use assets	2,182	1,941
Investment impairments and credit loss reserves	714	5,115
Accretion of deferred financing costs and debt discount	241	242
Deferred income taxes	719	(6,209)
Share-based compensation	23,356	22,565
Loss (gain) on disposition of assets	2	(20)
Changes in the fair value of contingent earn-out obligations	—	(33)
Equity in net (gains) losses of equity method investments	(752)	148
Corporate owned life insurance, net	3,626	2,030
Changes in assets and liabilities:
Accounts receivable, net	(2,629)	10,255
Inventories	(15,537)	(4,538)
Other assets	2,434	(3,798)
Accounts payable	2,274	(5,820)
Accrued liabilities	2,874	543
Other liabilities	(5,555)	784
Net cash provided by operating activities	85,599	63,299
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	42	20
Purchase of property, plant and equipment	(12,732)	(14,640)
Purchase of investments	(3,177)	(6,688)
Proceeds from sale of investments	—	327
Net cash used in investing activities	(15,867)	(20,981)
Cash flows from financing activities:
Payments of revolving line of credit	(4,000)	(8,000)
Deferred financing costs	—	(30)
Payment for employee share-based compensation payroll taxes	(7,289)	(6,750)
Proceeds from exercise of stock options	2,323	2,981
Repurchase of common stock	(67,000)	(42,387)
Net cash used in financing activities	(75,966)	(54,186)
Net decrease in cash and cash equivalents	(6,234)	(11,868)
Cash and cash equivalents at beginning of period	268,891	293,324
Cash and cash equivalents at end of period	$262,657	$281,456
Supplemental disclosure of cash flow information:
Interest paid	$2,120	$2,664
Income taxes paid	$3,163	$4,632
Non-cash investing and financing activities:
Accounts payable related to capital expenditures	$2,872	$1,377
Conversion of notes into equity	$626	$—
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Organization and Basis of Presentation
Nature of Business
Semtech Corporation (together with its consolidated subsidiaries, the "Company" or "Semtech") is a leading global supplier of high performance analog and mixed-signal semiconductors and advanced algorithms. The end customers for the Company’s products are primarily original equipment manufacturers that produce and sell electronics.
Fiscal Year
The Company reports results on the basis of 52 and 53-week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October, although the first and second quarters of fiscal year 2022 end on the first Sunday of May and August, respectively. All quarters consist of 13 weeks except for one 14-week period in the fourth quarter of 53-week years. The second quarters of fiscal years 2022 and 2021 each consisted of 13 weeks.
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

Note 2: Earnings per Share
The computation of basic and diluted earnings per share was as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	August 1, 2021	July 26, 2020	August 1, 2021	July 26, 2020
Net income attributable to common stockholders	$32,933	$16,125	$56,433	$25,760

Weighted-average shares outstanding–basic	64,721	65,084	64,905	65,337
Dilutive effect of share-based compensation	863	920	944	762
Weighted-average shares outstanding–diluted	65,584	66,004	65,849	66,099

Earnings per share:
Basic	$0.51	$0.25	$0.87	$0.39
Diluted	$0.50	$0.24	$0.86	$0.39

Anti-dilutive shares not included in the above calculations	4	201	—	306
Diluted earnings per share incorporates the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of non-qualified stock options and the vesting of restricted stock units and market-condition restricted stock unit awards if certain conditions have been met, but excludes such incremental shares that would have an anti-dilutive effect.

Note 3: Share-Based Compensation
Financial Statement Effects and Presentation
Pre-tax share-based compensation was included in the Statements of Income as follows:

	Three Months Ended		Six Months Ended
(in thousands)	August 1, 2021	July 26, 2020	August 1, 2021	July 26, 2020
Cost of sales	$651	$550	$1,369	$1,080
Selling, general and administrative	7,098	9,501	14,457	15,460
Product development and engineering	3,768	3,135	7,530	6,025
Total share-based compensation	$11,517	$13,186	$23,356	$22,565
Restricted Stock Units, Employees
The Company grants restricted stock units to certain employees, which are expected to be settled with shares of the Company's common stock. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date, based on the fair value of the Company's common stock at the grant date, and recognized as share-based compensation expense over the requisite vesting period (typically 4 years). In the six months ended August 1, 2021, the Company granted 182,037 restricted stock units to employees.
Restricted Stock Units, Non-Employee Directors
The Company maintains a compensation program pursuant to which restricted stock units are granted to the Company’s directors that are not employed by the Company or any of its subsidiaries. Under the Company's director compensation program, a portion of the restricted stock units granted under the program will be settled in cash and a portion will be settled in shares of the Company's common stock. Restricted stock units awarded under the program are scheduled to vest on the earlier of (i) one year after the grant date or (ii) the day immediately preceding the Company's annual meeting of stockholders in the year following the grant. The portion of a restricted stock unit award under the program that is to be settled in cash will, subject to vesting, be settled when the director who received the award separates from the board of directors. The portion of a restricted stock unit award under the program that is to be settled in shares of the Company's common stock will, subject to vesting, be settled promptly following vesting. In the six months ended August 1, 2021, the Company granted to the non-employee directors 11,898 restricted stock units that settle in cash and 11,898 restricted stock units that settle in shares.
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
In the six months ended August 1, 2021, the Company granted 81,688 TSR Awards, which are accounted for as equity awards. The market condition is determined based upon the Company’s TSR benchmarked against the TSR of the S&P SPDR Semiconductor ETF (NYSE:XSD) over one, two and three year periods (one-third of the awards vesting each performance period). Generally, the fiscal year 2022 TSR Award recipients must be employed for the entire performance period and be an active employee at the time of vesting of the awards. The grant-date fair value per unit of the TSR Awards granted in the six months ended August 1, 2021 for each one, two and three year performance period was $67.41, $77.99 and $84.17, respectively.
Market-Condition Restricted Stock Units
In the six months ended August 1, 2021, the Company granted an additional 54,928 restricted stock units with a different market condition. These additional awards are eligible to vest during the period commencing March 9, 2021, and ending May 5, 2024 (the "Performance Period") as follows: the restricted stock units covered by the award will vest if, during any consecutive 30 trading day period that commences and ends during the Performance Period, the average per-share closing price of the Company’s common stock equals or exceeds $95.00. The grant-date fair value per unit of the awards granted in the six months ended August 1, 2021 was $49.55.

Note 4: Available-for-sale securities
The following table summarizes the values of the Company’s available-for-sale securities:

	August 1, 2021			January 31, 2021
(in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gain/(Loss)	Fair Value	Amortized Cost	Gross Unrealized Gain/(Loss)
Convertible debt	$11,655	$13,436	$(1,781)	$11,989	$13,244	$(1,255)
Total available-for-sale securities	$11,655	$13,436	$(1,781)	$11,989	$13,244	$(1,255)
The following table summarizes the maturities of the Company’s available-for-sale securities:

	August 1, 2021
(in thousands)	Fair Value	Amortized Cost
Within 1 year	$11,299	$12,593
After 1 year through 5 years	356	843
Total available-for-sale securities	$11,655	$13,436
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

	August 1, 2021				January 31, 2021
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Total return swap contracts	$154	$—	$154	$—	$—	$—	$—	$—
Convertible debt	11,655	—	—	11,655	11,989	—	—	11,989
Total financial assets	$11,809	$—	$154	$11,655	$11,989	$—	$—	$11,989

Financial liabilities:
Interest rate swap agreement	$1,318	$—	$1,318	$—	$1,782	$—	$1,782	$—
Total return swap contracts	—	—	—	—	167	—	167	—
Total financial liabilities	$1,318	$—	$1,318	$—	$1,949	$—	$1,949	$—
During the six months ended August 1, 2021, the Company had no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3. As of August 1, 2021 and January 31, 2021, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
The convertible debt investments are valued utilizing a combination of estimates that are based on the estimated discounted cash flows associated with the debt and the fair value of the equity into which the debt may be converted, all of which are Level 3 inputs.
The following table presents a reconciliation of the changes in the convertible debt investments in the six months ended August 1, 2021:

(in thousands)
Balance at January 31, 2021	$11,989
Additions	450
Increase in credit loss reserve	(714)
Interest accrued	556
Conversion to equity	(626)
Balance at August 1, 2021	$11,655
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
Investment Impairments and Credit Loss Reserves
The total credit loss reserve for the Company's held-to-maturity debt securities and available-for-sale debt securities was $4.1 million and $3.4 million as of August 1, 2021 and January 31, 2021, respectively. During the three and six months ended August 1, 2021, the Company increased its expected credit loss reserves by $0.5 million and $0.7 million, respectively, for its available-for-sale debt securities. Upon the adoption of ASU 2016-13 in the first quarter of fiscal year 2021, the Company recorded expected credit loss reserves of $0.4 million related to its held-to-maturity debt securities. During the three and six months ended July 26, 2020, the Company increased its expected credit loss reserves by zero and $2.4 million, respectively, for its held-to-maturity debt securities and available-for-sale debt securities. These increases were, in-part, due to the impact of the COVID-19 pandemic on early-stage development companies. During the three and six months ended July 26, 2020, the Company recorded $1.7 million and $2.9 million, respectively, of impairments on its non-marketable equity investments.

Note 6: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

(in thousands)	August 1, 2021	January 31, 2021
Raw materials	$3,406	$2,936
Work in progress	71,454	59,523
Finished goods	28,171	25,035
Inventories	$103,031	$87,494

Note 7: Goodwill and Intangible Assets
Goodwill
The carrying amounts of goodwill by applicable reporting unit were as follows:

(in thousands)	Signal Integrity	Wireless and Sensing	Protection	Total
Balance at January 31, 2021	$274,085	$72,128	$4,928	$351,141
Balance at August 1, 2021	$274,085	$72,128	$4,928	$351,141
Goodwill is not amortized, but is tested for impairment at the reporting unit level using either a qualitative or quantitative assessment on an annual basis during the fourth quarter of each fiscal year, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. As of August 1, 2021, there was no indication of impairment of the Company's goodwill balances.
Purchased Intangibles
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and technology licenses purchased, which are amortized over their estimated useful lives:

		August 1, 2021			January 31, 2021
(in thousands, except estimated useful life)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technologies	3-8 years	$29,300	$(20,150)	$9,150	$29,300	$(17,554)	$11,746
Total finite-lived intangible assets		$29,300	$(20,150)	$9,150	$29,300	$(17,554)	$11,746
Amortization expense of finite-lived intangible assets recorded in the Statements of Income for each period was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	August 1, 2021	July 26, 2020	August 1, 2021	July 26, 2020
Core technologies	$1,298	$1,798	$2,596	$4,271
Customer relationships	—	222	—	589
Total amortization expense	$1,298	$2,020	$2,596	$4,860
Future amortization expense of finite-lived intangible assets is expected as follows:

(in thousands)
Fiscal Year Ending:
Fiscal year 2022 (remaining six months)	$2,346
Fiscal year 2023	4,002
Fiscal year 2024	1,676
Fiscal year 2025	288
Fiscal year 2026	288
Thereafter	550
Total expected amortization expense	$9,150

Note 8: Long-Term Debt
Long-term debt and the current period interest rates were as follows:

(in thousands, except percentages)	August 1, 2021	January 31, 2021
Revolving loans	$177,000	$181,000
Debt issuance costs	(1,564)	(1,805)
Total long-term debt, net of debt issuance costs	$175,436	$179,195
Effective interest rate (1)	1.88%	1.88%
(1) The revolving loans bear interest at a variable rate based on LIBOR or a Base Rate, at the Company’s option, plus an applicable margin that varies based on the Company’s consolidated leverage ratio. In the first quarter of fiscal year 2021, the Company entered into an interest rate swap agreement that fixed the interest on the first $150.0 million of debt outstanding under the revolving loans at 1.9775%. As of August 1, 2021, the effective interest rate is a weighted-average rate that represents interest on the first $150.0 million of the debt outstanding at a fixed LIBOR rate of 0.7275% plus a margin of 1.25% (total fixed rate of 1.9775%), and the remainder of the debt outstanding at a variable rate based on the one-month LIBOR rate, which was 0.11% as of August 1, 2021, plus a margin of 1.25% (total variable rate of 1.36%). As of January 31, 2021, the effective interest rate is a weighted-average rate that represents interest on the first $150.0 million of the debt outstanding at a fixed LIBOR rate of 0.7275% plus a margin of 1.25% (total fixed rate of 1.9775%), and the remainder of the debt outstanding at a variable rate based on the one-month LIBOR rate, which was 0.14% as of January 31, 2021, plus a margin of 1.25% (total variable rate of 1.39%).
On November 7, 2019, the Company, with certain of its domestic subsidiaries as guarantors, entered into an amended and restated credit agreement with the lenders party thereto and HSBC Bank USA, National Association, as administrative agent, swing line lender and letter of credit issuer. The borrowing capacity of the revolving loans under the senior secured first lien credit facility (the "Credit Facility") is $600.0 million and matures on November 7, 2024. As of August 1, 2021, the Company had $177.0 million outstanding under its Credit Facility, which had $423.0 million of undrawn borrowing capacity, and the Company was in compliance with the covenants required under the Credit Facility.
On August 11, 2021, the Company entered into an amendment to the Credit Agreement in order to, among other things, (i) provide for contractual fallback language for LIBOR replacement to reflect the Alternative Reference Rates Committee hardwired approach and (ii) incorporate certain provisions that clarify the rights of the administrative agent to recover from lenders or other secured parties erroneous payments made to such lenders or secured parties.
Interest expense was comprised of the following components for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands)	August 1, 2021	July 26, 2020	August 1, 2021	July 26, 2020
Contractual interest (1)	$1,065	$1,131	$2,143	$2,569
Amortization of debt discount and issuance costs	120	121	241	242
Total interest expense	$1,185	$1,252	$2,384	$2,811
(1) Contractual interest represents the interest on the Company's outstanding debt after giving effect to the interest rate swap agreement.
As of August 1, 2021, there were no amounts outstanding under the letters of credit, swing line loans and alternative currency sub-facilities.

Note 9: Income Taxes
The Company’s effective tax rate differs from the statutory federal income tax rate of 21% primarily due to the regional mix of income, withholding taxes on certain foreign earnings, excess tax benefits from share-based compensation and research and development tax credits.
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (before the federal impact of state items) is as follows:

(in thousands)
Balance at January 31, 2021	$26,850
Additions/(decreases) based on tax positions related to the current fiscal year	272
Additions/(decreases) based on tax positions related to the prior fiscal years	(968)
Balance at August 1, 2021	$26,154
Included in the balance of gross unrecognized tax benefits at August 1, 2021 and January 31, 2021 are $8.9 million and $9.7 million, respectively, of net tax benefits (after the federal impact of state items), that, if recognized, would impact the effective tax rate, prior to consideration of any required valuation allowance.
The liability for UTP is reflected in the Balance Sheets as follows:

(in thousands)	August 1, 2021	January 31, 2021
Deferred tax assets - non-current	$15,865	$15,770
Other long-term liabilities	8,934	9,731
Total accrued taxes	$24,799	$25,501
The Company’s policy is to include net interest and penalties related to unrecognized tax benefits in the "Provision for income taxes" in the Statements of Income.
Tax years prior to 2013 (the Company’s fiscal year 2014) are generally not subject to examination by the United States ("U.S.") Internal Revenue Service except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. For state returns in the U.S., the Company is generally not subject to income tax examinations for calendar years prior to 2012 (the Company’s fiscal year 2013). The Company has a significant tax presence in Switzerland for which Swiss tax filings have been examined through fiscal year 2019. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates. The Company believes that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If any issues addressed in the Company’s tax examinations are resolved in a manner not consistent with the Company's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.
The Company’s regional income (loss) from continuing operations before taxes and equity in net gains of equity method investments was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	August 1, 2021	July 26, 2020	August 1, 2021	July 26, 2020
Domestic	$(6,623)	$(10,125)	$(12,108)	$(17,012)
Foreign	41,843	25,968	73,946	43,857
Total	$35,220	$15,843	$61,838	$26,845

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
The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	August 1, 2021	July 26, 2020	August 1, 2021	July 26, 2020
Operating lease cost	$1,487	$1,178	$2,824	$2,355
Short-term lease cost	258	—	503	—
Sublease income	(54)	(34)	(75)	(67)
Total lease cost	$1,691	$1,144	$3,252	$2,288
Supplemental cash flow information related to leases was as follows:

	Six Months Ended
(in thousands)	August 1, 2021	July 26, 2020
Cash paid for amounts included in the measurement of lease liabilities	$3,237	$2,283
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,376	$8,298

August 1, 2021
Weighted-average remaining lease term–operating leases (in years)	5.98
Weighted-average discount rate on remaining lease payments–operating leases	6.4%
Supplemental balance sheet information related to leases was as follows:

(in thousands)	August 1, 2021	January 31, 2021
Operating lease right-of-use assets in "Other assets"	$21,518	$16,337

Operating lease liabilities in "Accrued liabilities"	$3,585	$3,975
Operating lease liabilities in "Other long-term liabilities"	18,560	13,172
Total operating lease liabilities	$22,145	$17,147
Maturities of lease liabilities as of August 1, 2021 are as follows:

(in thousands)
Fiscal Year Ending:
2022 (remaining six months)	$2,372
2023	4,940
2024	4,581
2025	4,412
2026	3,502
Thereafter	6,934
Total lease payments	26,741
Less: imputed interest	(4,596)
Total	$22,145

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
The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based on the latest determinations by the RWQCB and the most recent actions taken pursuant to the remedial action plan, the Company estimates the range of probable loss between $7.4 million and $8.0 million. To date, the Company has made $5.5 million in payments towards the remedial action plan and, as of August 1, 2021, has a remaining accrual of $1.9 million related to this matter. Given the uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss. Therefore, the Company has recorded the minimum amount of probable loss. These estimates could change as a result of changes in planned remedial actions, further actions from the regulatory agency, remediation technology, and other factors.
Indemnification
The Company has entered into agreements with its current and former executives and directors indemnifying them against certain liabilities incurred in connection with the performance of their duties. The Company’s Certificate of Incorporation and Bylaws also contain indemnification obligations with respect to the Company’s current directors and employees.
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
The Company's liability for the deferred compensation plan is presented below:

(in thousands)	August 1, 2021	January 31, 2021
Accrued liabilities	$2,039	$1,709
Other long-term liabilities	45,046	39,299
Total deferred compensation liabilities under this plan	$47,085	$41,008
The Company has purchased whole life insurance on the lives of certain current deferred compensation plan participants. This Company-owned life insurance is held in a grantor trust and is intended to cover a majority of the Company's costs of the deferred compensation plan. The cash surrender value of the Company-owned life insurance was $30.8 million and $27.6 million as of August 1, 2021 and January 31, 2021, respectively, and is included in "Other assets" in the Balance Sheets.
Earn-out Liability
Pursuant to the terms of an amended arrangement with the former shareholders of Cycleo SAS, which the Company acquired in March 2012, earn-out payments are based on the achievement of a combination of certain sales and operating income milestones over the period of April 27, 2015 to April 26, 2020. No payments have been made during fiscal years 2022 and 2021 for the remaining earn-out milestone pending the outcome or resolution of a dispute between the Company and the earn-out participants. Any payment that may be made for the remaining portion of the earn-out is not expected to be material.

Note 12: Concentration of Risk
The following significant customers accounted for at least 10% of the Company's net sales in one or more of the periods indicated:

	Three Months Ended		Six Months Ended
(percentage of net sales)	August 1, 2021	July 26, 2020	August 1, 2021	July 26, 2020
Frontek Technology Corporation (and affiliates)	19%	15%	19%	13%
Trend-tek Technology Ltd. (and affiliates)	18%	21%	17%	18%
Arrow Electronics (and affiliates)	11%	10%	11%	9%
CEAC International Limited	11%	12%	10%	12%
The following table shows the customers that had an outstanding receivable balance that represented at least 10% of the Company's total net receivables as of one or more of the dates indicated:

(percentage of net receivables)	August 1, 2021	January 31, 2021
Frontek Technology Corporation (and affiliates)	20%	10%
Trend-tek Technology Ltd (and affiliates)	12%	14%
CEAC International Limited	11%	14%
Outside Subcontractors and Suppliers
The Company relies on a limited number of third-party subcontractors and suppliers for the production of silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, including due to the COVID-19 pandemic or natural disasters such as an earthquake or other causes, have delayed and could in the future delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. A significant amount of the Company’s third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in the U.S., Taiwan and China. A significant amount of the Company’s assembly and test operations are conducted by third-party contractors in China, Taiwan, Malaysia, the Philippines, South Korea and Thailand.

Note 13: Segment Information
The Company’s Chief Executive Officer functions as the chief operating decision maker ("CODM"). The CODM makes operating decisions and assesses performance based on the Company's major product lines, which represent its operating segments. The Company has three operating segments—Signal Integrity, Wireless and Sensing, and Protection—that have similar economic characteristics and have been aggregated into one reportable segment identified as the "Semiconductor Products Group."
The Company’s assets are commingled among the three operating segments and the CODM does not use asset information in making operating decisions or assessing performance. Therefore, the Company has not included asset information by segment in the segment disclosures below.
Net sales by segment were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	August 1, 2021	July 26, 2020	August 1, 2021	July 26, 2020
Semiconductor Products Group	$185,004	$143,660	$355,376	$276,362
Total	$185,004	$143,660	$355,376	$276,362
The following table presents a reconciliation of operating income by segment to consolidated income before taxes and equity in net gains (losses) of equity method investments. Historical amounts have been adjusted to conform to the current presentation:

	Three Months Ended		Six Months Ended
(in thousands)	August 1, 2021	July 26, 2020	August 1, 2021	July 26, 2020
Semiconductor Products Group	$50,152	$34,818	$91,621	$62,916
Operating income by segment	50,152	34,818	91,621	62,916
Items to reconcile segment operating income to consolidated income before taxes and equity in net gains (losses) of equity method investments:
Share-based compensation	11,517	13,186	23,356	22,565
Intangible amortization	1,298	2,020	2,596	4,860
Investment impairments and credit loss reserves	468	1,485	714	5,115
Changes in the fair value of contingent earn-out obligations	—	—	—	(33)
Restructuring and other reserves	16	502	16	502
Litigation cost, net of recoveries	560	105	1,100	251
Transaction and integration related	101	249	(76)	247
Interest expense	1,185	1,252	2,384	2,811
Non-operating (income) expense, net	(213)	176	(307)	(247)
Income before taxes and equity in net gains (losses) of equity method investments	$35,220	$15,843	$61,838	$26,845
Information by Product Line
The Company operates exclusively in the semiconductor industry and primarily within the analog and mixed-signal sector.
The table below provides net sales activity by product line on a comparative basis:

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	August 1, 2021		July 26, 2020		August 1, 2021		July 26, 2020
Signal Integrity	$73,087	39%	$71,645	50%	$139,782	39%	$131,574	48%
Wireless and Sensing	62,593	34%	38,830	27%	121,100	34%	71,788	26%
Protection	49,324	27%	33,185	23%	94,494	27%	73,000	26%
Total net sales	$185,004	100%	$143,660	100%	$355,376	100%	$276,362	100%

Information by Sales Channel

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	August 1, 2021		July 26, 2020		August 1, 2021		July 26, 2020
Distributor	$160,754	87%	$116,545	81%	$307,154	86%	$220,493	80%
Direct	24,250	13%	27,115	19%	48,222	14%	55,869	20%
Total net sales	$185,004	100%	$143,660	100%	$355,376	100%	$276,362	100%
Generally, the Company does not have long-term contracts with its distributors and most distributor agreements can be terminated by either party with short notice. For the second quarter of fiscal year 2022, the Company's largest distributors were based in Asia.
Geographic Information
Net sales activity by geographic region was as follows:

	Three Months Ended		Six Months Ended
(percentage of total net sales)	August 1, 2021	July 26, 2020	August 1, 2021	July 26, 2020
Asia-Pacific	81%	80%	80%	80%
North America	11%	12%	12%	12%
Europe	8%	8%	8%	8%
	100%	100%	100%	100%
The Company attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total net sales for at least one of the periods presented:

	Three Months Ended		Six Months Ended
(percentage of total net sales)	August 1, 2021	July 26, 2020	August 1, 2021	July 26, 2020
China (including Hong Kong)	63%	63%	62%	60%
United States	9%	9%	10%	9%
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

Note 14: Stock Repurchase Program
The Company maintains a stock repurchase program that was initially approved by its Board of Directors in March 2008. The stock repurchase program does not have an expiration date and the Company’s Board of Directors has authorized expansion of the program over the years. The following table summarizes activity under the program for the presented periods:

	Three Months Ended				Six Months Ended
	August 1, 2021		July 26, 2020		August 1, 2021		July 26, 2020
(in thousands, except number of shares)	Shares	Amount Paid	Shares	Amount Paid	Shares	Price Paid	Shares	Price Paid
Shares repurchased under the stock repurchase program	639,519	$42,000	232,871	$12,387	1,000,461	$67,000	1,087,913	$42,387
On March 11, 2021, the Company's Board of Directors approved the expansion of the stock repurchase program by an additional $350.0 million. As of August 1, 2021, the Company had repurchased $476.2 million in shares of its common stock under the program since inception and the remaining authorization under the program was $322.2 million. Under the program, the Company may repurchase its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. The Company’s repurchases may be made through Rule 10b5-1 and/or Rule 10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. The Company intends to fund repurchases under the program from cash on hand. The Company has no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.

Note 15: Derivatives and Hedging Activities
The Company is exposed to certain risks arising from both its business operations and economic conditions and principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company, on a routine basis and in the normal course of business, experiences expenses denominated in Swiss Franc ("CHF"), Canadian Dollar ("CAD") and Great British Pound ("GBP"). Such expenses expose the Company to exchange rate fluctuations between these foreign currencies and the U.S. Dollar ("USD"). The Company occasionally uses derivative financial instruments, in the form of forward contracts, to mitigate a portion of the risk associated with adverse movements in these foreign currency exchange rates during a twelve-month window. Currency forward contracts involve fixing the exchange rate for delivery of a specified amount of foreign currency on a specified date. The Company’s accounting treatment for these instruments is based on whether or not the instruments are designated as a hedging instrument. As of August 1, 2021 and January 31, 2021, the Company had no outstanding foreign currency forward contracts.
During the first quarter of fiscal year 2021, the Company entered into an interest rate swap agreement with a three-year term to hedge the variability of interest payments on the first $150.0 million of debt outstanding under the Company's Credit Facility. Interest payments on the first $150.0 million of the Company's debt outstanding under the Credit Facility are now fixed at a rate of 1.9775%, based on the Company's current leverage ratio. The interest rate swap agreement has been designated as a cash flow hedge and unrealized gains or losses, net of income tax, are recorded as a component of "Accumulated Other Comprehensive Income or Loss" in the Balance Sheets. As the various settlements are made on a monthly basis, the realized gain or loss on the settlements are recorded in "Interest expense" in the Statements of Income. The realized loss on the interest rate swap agreement was $0.2 million and $0.5 million for the three and six months ended August 1, 2021, respectively. The realized loss on the interest rate swap agreement was $0.1 million and $0.1 million for the three and six months ended July 26, 2020, respectively.
The fair values of the Company's derivative assets and liabilities that qualify as cash flow hedges in the Balance Sheets were as follows:

	Balance as of
(in thousands)	August 1, 2021	January 31, 2021
Interest rate swap agreement	$855	$849
Total accrued liabilities	$855	$849

Interest rate swap agreement	$463	$933
Total other long-term liabilities	$463	$933
During the fourth quarter of fiscal year 2021, the Company entered into an economic hedge program that uses total return swap contracts to hedge the market risk associated with the unfunded portion of the Company's deferred compensation liability. The total return swap contracts generally have a duration of one month and are rebalanced and re-hedged at the end of each monthly term. While the total returns swap contracts are treated as economic hedges, the Company has not designated them as hedges for accounting purposes. The total return swap contracts are measured at fair value and recognized in the Balance Sheets in "Accrued Liabilities" if the instruments are in a loss position and in "Other Current Assets" if the instruments are in a gain position. Unrealized gains and losses, as well as realized gains and losses for settlements, on the total return swap contracts are recognized in "Selling, general and administrative expenses" in the Statements of Income. As of August 1, 2021, the notional value of the total return swap contracts was $15.8 million and the fair value resulted in an asset balance of $0.2 million. As of January 31, 2021, the notional value of the total return swap contracts was $11.9 million and the fair value resulted in a liability balance of $0.2 million. The net gain recognized in earnings on the total return swap contracts was $0.6 million and $1.6 million for the three and six months ended August 1, 2021, respectively.

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
Overview
Semtech Corporation (together with its consolidated subsidiaries, the "Company", "we", "our", or "us") designs, develops, manufactures and markets high-performance analog and mixed signal semiconductors and advanced algorithms. We operate and account for results in one reportable segment through three operating segments, comprised of our product lines: Signal Integrity, Wireless and Sensing, and Protection.
Signal Integrity. We design, develop and market a portfolio of optical data communications and video transport products used in a wide variety of infrastructure and industrial applications. Our comprehensive portfolio of integrated circuits ("ICs") for data centers, enterprise networks, passive optical networks ("PON"), and wireless base station optical transceivers and high-speed interfaces ranges from 100Mbps to 800Gbps and supports key industry standards such as Fibre Channel, Infiniband, Ethernet, PON and synchronous optical networks. Our video products offer advanced solutions for next generation high-definition broadcast applications, as well as highly differentiated video-over-IP technology for professional audio video applications.
Wireless and Sensing. We design, develop and market a portfolio of specialized radio frequency products used in a wide variety of industrial, medical and communications applications, and specialized sensing products used in industrial and consumer applications. Our wireless products, which include our LoRa® devices and wireless radio frequency technology, feature industry leading and longest range industrial, scientific and medical radio, enabling a lower total cost of ownership and increased reliability in all environments. These features make these products particularly suitable for machine to machine and Internet-of-Things ("IoT") applications. Our unique sensing technology enables proximity sensing and advanced user interface solutions for our mobile and consumer products. Our wireless and sensing products can be found in a broad range of applications in the industrial, medical, and consumer markets. We also design, develop, and market power product devices that control, alter, regulate, and condition the power within electronic systems focused on the LoRa and IoT infrastructure segment. The highest volume product types within this category are switching voltage regulators, combination switching and linear regulators, smart regulators, isolated switches, and wireless charging.
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
Our net sales by product line were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	August 1, 2021	July 26, 2020	August 1, 2021	July 26, 2020
Signal Integrity	$73,087	$71,645	$139,782	$131,574
Wireless and Sensing	62,593	38,830	121,100	71,788
Protection	49,324	33,185	94,494	73,000
Total	$185,004	$143,660	$355,376	$276,362
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

Industrial: IoT applications, analog and digital video broadcast equipment, video-over-IP solutions, automated meter reading, smart grid, wireless charging, military and aerospace, medical, security systems, automotive, industrial and home automation and other industrial equipment.
Our end customers are primarily original equipment manufacturers that produce and sell electronics.
Impact of COVID-19
The COVID-19 pandemic has significantly affected health and economic conditions throughout the United States ("U.S.") and the rest of the world including Asia, where a significant percentage of our customers, suppliers, third party foundries and subcontractors are located. As a result of the pandemic, certain of our facilities and the third-party foundries and assembly and test contractors to which we outsource our manufacturing functions, have had to periodically reduce or suspend operations. The disruption experienced during such closures has resulted in reduced production of our products, delays for delivery of our products to our customers, and reduced ability to receive supplies, which have had and may continue to have, individually and in the aggregate, an adverse effect on our results.
Currently, customer demand remains strong and supply tight, with many of our suppliers running at or near capacity and our customers competing for the limited supply. While we have increased our inventory levels to prepare for our strong backlog of orders, we cannot provide assurance that we will have sufficient inventory if this high level of demand is sustained over the longer term. In addition, the prices to obtain raw materials and convert them into the necessary inventory have increased in certain cases, and may continue to increase. While we have been largely successful with passing on selective price increases to our customers, we cannot assure you that all future, potential price increases can be absorbed through increased pricing to our customers.
We believe we have good visibility going into the third quarter of fiscal year 2022; however, it is unknown how much of the increased demand reflects real end market strength. We believe the general supply chain constraints in the industry may be motivating certain customers to increase their orders and inventory levels to protect against the supply risk. To the extent that this cautionary purchasing is occurring, we could experience a decrease in future demand as potential excess inventory chain is worked down.
Factors Affecting Our Performance
Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and "just-in-time" deliveries have reduced our ability to predict future shipments. As a result, we generally rely on orders received and shipped within the same quarter for a significant portion of our sales. As a result of current macro conditions where demand is exceeding supply and we are seeing global shortages, lead times may continue to expand resulting in fewer orders being shipped and received in the same quarter. Orders received and shipped in the second quarters of fiscal years 2022 and 2021 represented 3% and 24% of net sales, respectively. Sales made directly to customers during the second quarters of fiscal years 2022 and 2021 were 13% and 19% of net sales, respectively. The remaining sales were made through independent distributors. The decline in direct sales is due to customers electing to leverage the value of distribution to better manage their supply chain.
Our business relies on foreign-based entities. Many of our third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries including Taiwan and China. Foreign sales constituted approximately 91% and 91% of our net sales during the second quarters of fiscal years 2022 and 2021, respectively. Approximately 81% and 80% of our sales during the second quarters of fiscal years 2022 and 2021, respectively, were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada and Mexico. Doing business in foreign locations also subjects us to export restrictions and trade laws, which may limit our ability to sell to certain customers. For example, the U.S. Department of Commerce expanded its restrictions on certain technology sold to or for Huawei in 2020, which adversely impacted our sales to this customer.
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

Results of Operations
The following table sets forth, for the periods indicated, our interim unaudited condensed consolidated statements of income expressed as a percentage of net sales.

	Three Months Ended		Six Months Ended
	August 1, 2021	July 26, 2020	August 1, 2021	July 26, 2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	37.6%	38.6%	38.0%	38.8%
Gross profit	62.4%	61.4%	62.0%	61.2%
Operating costs and expenses:
Selling, general and administrative	22.7%	26.6%	22.7%	26.4%
Product development and engineering	19.2%	20.3%	20.3%	20.6%
Intangible amortization	0.7%	1.4%	0.7%	1.8%
Total operating costs and expenses	42.6%	48.4%	43.8%	48.7%
Operating income	19.8%	13.1%	18.2%	12.5%
Interest expense	(0.6)%	(0.9)%	(0.7)%	(1.0)%
Non-operating income (expense), net	0.1%	(0.1)%	0.1%	0.1%
Investment impairments and credit loss reserves	(0.3)%	(1.0)%	(0.2)%	(1.9)%
Income before taxes and equity in net gains (losses) of equity method investments	19.0%	11.0%	17.4%	9.7%
Provision (benefit) for income taxes	1.6%	(0.3)%	1.7%	0.3%
Net income before equity in net gains (losses) of equity method investments	17.4%	11.3%	15.7%	9.4%
Equity in net gains (losses) of equity method investments	0.4%	(0.1)%	0.2%	(0.1)%
Net income	17.8%	11.2%	15.9%	9.3%
Net loss attributable to noncontrolling interest	—%	—%	—%	—%
Net income attributable to common stockholders	17.8%	11.2%	15.9%	9.3%
Percentages may not add precisely due to rounding.
Our regional mix of income (loss) from continuing operations before taxes and equity in net gains (losses) of equity method investments was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	August 1, 2021	July 26, 2020	August 1, 2021	July 26, 2020
Domestic	$(6,623)	$(10,125)	$(12,108)	$(17,012)
Foreign	41,843	25,968	73,946	43,857
Total	$35,220	$15,843	$61,838	$26,845
Domestic performance from continuing operations includes higher levels of share-based compensation compared to foreign operations.
Comparison of the Three Months Ended August 1, 2021 and July 26, 2020
The following table summarizes our net sales by major end market:

	Three Months Ended
(in thousands, except percentages)	August 1, 2021		July 26, 2020
Infrastructure	$67,583	37%	$68,129	47%
High-End Consumer	59,212	32%	31,706	22%
Industrial	58,209	31%	43,825	31%
Total	$185,004	100%	$143,660	100%
Net Sales
Net sales for the second quarter of fiscal year 2022 were $185.0 million, an increase of 28.8% compared to $143.7 million for the second quarter of fiscal year 2021. Net sales from our high-end consumer end market increased $27.5 million primarily driven by an approximately $15 million increase in our proximity sensing products. We experienced a slight decrease of $0.5 million in net sales from our infrastructure end market, primarily driven by reduced data center demand by cloud and hyperscale providers, partially offset by strong 10G PON sales. Our industrial end market increased $14.4 million versus the prior year primarily due to an approximately $9 million increase in LoRa-enabled product sales, as we gained traction in the ever-expanding range of IoT applications.
Based on booking trends and our backlog entering the quarter, we estimate net sales for the third quarter of fiscal year 2022 to be between $188.0 million and $198.0 million. The range of guidance reflects continued uncertainty regarding macro-related events and those associated with the COVID-19 pandemic discussed above.
Gross Profit
For the second quarter of fiscal year 2022, gross profit increased to $115.4 million from $88.3 million for the second quarter of fiscal year 2021 as a result of higher sales. Gross margins were 62.4% for the second quarter of fiscal year 2022 compared to 61.4% for the second quarter of fiscal year 2021, reflecting a more favorable product mix. For the third quarter of fiscal year 2022, we expect our gross margins to be in the range of 62.4% to 63.4%.
Operating Costs and Expenses

	Three Months Ended				Change
(in thousands, except percentages)	August 1, 2021		July 26, 2020
Selling, general and administrative	$41,977	53%	$38,255	55%	11%
Product development and engineering	35,497	45%	29,220	42%	27%
Intangible amortization	1,298	2%	2,020	3%	(47)%
Total operating costs and expenses	$78,772	100%	$69,495	100%	16%
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses increased $3.7 million in the second quarter of fiscal year 2022 compared to the second quarter of fiscal year 2021 primarily as a result of an approximately $3 million increase in staffing-related costs, including performance-based compensation.
Product Development and Engineering Expenses
Product development and engineering expenses increased $6.3 million in the second quarter of fiscal year 2022 compared to the second quarter of fiscal year 2021 as a result of fluctuations in the timing of development activities and an approximately $3 million increase in staffing-related costs. The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services, which are typically recorded as a reduction to product development and engineering expense.
Intangible Amortization
Intangible amortization was $1.3 million and $2.0 million for the second quarters of fiscal years 2022 and 2021, respectively. This decrease was primarily due to certain finite-lived intangible assets associated with the acquisition of Gennum Corporation that became fully amortized during fiscal year 2021.
Interest Expense
Interest expense, including amortization of debt discounts and issuance costs, was $1.2 million and $1.3 million for the second quarters of fiscal years 2022 and 2021, respectively. This decrease was primarily due to lower overall debt levels.
Investment Impairments and Credit Loss Reserves
During the second quarter of fiscal year 2022, investment impairments and credit loss reserves totaled a loss of $0.5 million due to adjustments to our reserve for current expected credit losses. During the second quarter of fiscal year 2021, investment impairments and credit loss reserves totaled a loss of $1.5 million and primarily reflected an other-than-temporary impairment of a cost method equity investment.
Provision (Benefit) for Income Taxes
The effective tax rates for the second quarters of fiscal years 2022 and 2021 were a provision rate of 8.3% and a benefit rate of 2.6%, respectively. In the second quarter of fiscal year 2022, we recorded a provision of $3.0 million, compared to an income tax benefit of $0.4 million in the second quarter of fiscal year 2021. The effective tax rate in the second quarters of fiscal years 2022 and 2021 differ from the statutory federal income tax rate of 21% primarily due to a regional mix of income, excess tax benefits from share-based compensation, withholding taxes on certain foreign earnings and research and development tax credits. The effective tax rate in the second quarter of fiscal year 2021 benefited from one-time return-to-provision adjustments.
As a global organization, we are subject to audit by taxing authorities in various jurisdictions. To the extent that an audit, or the closure of a statute of limitations, results in adjusting our reserves for uncertain tax positions, our effective tax rate could experience extreme volatility since any adjustment would be recorded as a discrete item in the period of adjustment.
Comparison of the Six Months Ended August 1, 2021 and July 26, 2020
The following table summarizes our net sales by major end market:

	Six Months Ended
(in thousands, except percentages)	August 1, 2021		July 26, 2020
Infrastructure	$128,953	36%	$126,167	46%
High-End Consumer	113,028	32%	67,186	24%
Industrial	113,395	32%	83,009	30%
Total	$355,376	100%	$276,362	100%
Net Sales
Net sales for the first six months of fiscal year 2022 were $355.4 million, an increase of 28.6% compared to $276.4 million for the first six months of fiscal year 2021. During the first six months of fiscal year 2022, we experienced strong demand across all three of our end markets compared to the prior year when our net sales were adversely impacted by delays in certain shipments of our products due to COVID-19 related shutdowns, including certain subcontractors in Malaysia. Net sales from our high-end consumer end market increased $45.8 million primarily driven by an approximately $28 million increase in our proximity sensing products. Net sales from our industrial end market increased $30.4 million versus the prior year primarily due to an approximately $21 million increase in LoRa-enabled product sales, as we gained traction in the ever expanding range of IoT applications. Net sales from our infrastructure end market increased $2.8 million driven by an approximately $14 million increase in PON sales, partially offset by an approximately $9 million decline in data center demand by cloud and hyperscale providers.
Gross Profit
For the first six months of fiscal year 2022, gross profit increased to $220.3 million from $169.0 million for the first six months of fiscal year 2021 as a result of higher sales. Gross margins were 62.0% for the first six months of fiscal year 2022 compared to 61.2% for the first six months of fiscal year 2021, reflecting a more favorable product mix.
Operating Costs and Expenses

	Six Months Ended				Change
(in thousands, except percentages)	August 1, 2021		July 26, 2020
Selling, general and administrative	$80,781	52%	$72,855	54%	11%
Product development and engineering	72,287	46%	56,806	42%	27%
Intangible amortization	2,596	2%	4,860	4%	(47)%
Changes in the fair value of contingent earn-out obligations	—	—%	(33)	—%	100%
Total operating costs and expenses	$155,664	100%	$134,488	100%	16%
Selling, General and Administrative Expenses
SG&A expenses increased $7.9 million for the first six months of fiscal year 2022 compared to the first six months of fiscal year 2021 primarily as a result of an approximately $7 million increase in staffing-related costs, including performance-based compensation.
Product Development and Engineering Expenses
Product development and engineering expenses increased $15.5 million in the first six months of fiscal year 2022 compared to the first six months of fiscal year 2021 as a result of fluctuations in the timing of development activities, an approximately $5 million increase in staffing-related costs, including performance-based compensation and an approximately $5 million increase in operating supplies and contracted research. The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period-over-period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services, which are typically recorded as a reduction to product development and engineering expense.

Intangible Amortization
Intangible amortization was $2.6 million and $4.9 million for the first six months of fiscal years 2022 and 2021, respectively. This decrease was primarily due to certain finite-lived intangible assets associated with the acquisition of Gennum Corporation that became fully amortized during fiscal year 2021.
Changes in the Fair Value of Contingent Earn-out Obligations
The change in the fair value of contingent earn-out obligations for the first six months of fiscal year 2021 reflects the difference between the final earn-out targets achieved for Cycleo SAS in fiscal year 2021 and the forecasted achievement level at the end of fiscal year 2020.
Interest Expense
Interest expense, including amortization of debt discounts and issuance costs, was $2.4 million and $2.8 million for the first six months of fiscal years 2022 and 2021, respectively. This decrease was primarily due to lower overall debt levels.
Investment Impairments and Credit Loss Reserves
During the first six months of fiscal year 2022, investment impairments and credit loss reserves totaled a loss of $0.7 million due to adjustments to our reserve for current expected credit losses. During the first six months of fiscal year 2021, investment impairments and credit loss reserves totaled a loss of $5.1 million, which reflects $2.4 million of adjustments to our reserve for current expected credit losses, which were, in-part, due to the impact of the COVID-19 pandemic on early-stage development companies. The remaining loss relates to other-than-temporary impairment on three of our equity investments.
Provision for Income Taxes
The effective tax rates for the first six months of fiscal years 2022 and 2021 were a provision rate of 9.8% and a provision rate of 3.5%, respectively. In the first six months of fiscal year 2022, we recorded income tax expense of $6.2 million, compared to income tax expense of $0.9 million in the first six months of fiscal year 2021. The effective tax rate in the first six months of fiscal year 2021 benefited from one-time return-to-provision adjustments. The effective tax rate in the first six months of fiscal years 2022 and 2021 differs from the statutory federal income tax rate of 21% primarily due to regional mix of income, excess tax benefits from share-based compensation, return-to-provision adjustments, withholding taxes on certain foreign earnings and research and development tax credits.
Liquidity and Capital Resources
Our capital requirements depend on a variety of factors including, but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; sales growth or decline; potential acquisitions; the general economic environment in which we operate; and our ability to generate cash flow from operations, which are more uncertain as a result of the COVID-19 pandemic and its impact on the general economy. Our liquidity needs during this uncertain time will depend on multiple factors, including our ability to continue operations and production of our products, given the supply constraints, the COVID-19 pandemic's effects on our customers, the availability of sufficient amounts of financing and our operating performance.
We believe that our cash on hand, cash available from future operations and available borrowing capacity under our Credit Facility (as defined below) are sufficient to meet liquidity requirements for at least the next 12 months, including funds needed for our material cash requirements. As of August 1, 2021, we had $262.7 million in cash and cash equivalents and $423.0 million of undrawn capacity on our Credit Facility. Over the longer-term, we believe our strong cash-generating business model will continue to provide adequate liquidity to fund our normal operations, which have minimal capital intensity. To the extent that we enter into acquisitions or strategic partnerships, we may be required to raise additional capital through debt issuances or equity offerings. In addition, we expect to refinance our Credit Facility ahead of its maturity in November 2024. While we have not had issues securing favorable financing historically, there is no assurance that we will be able to refinance or secure additional capital at favorable terms, or at all in the future.
A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of August 1, 2021, our foreign subsidiaries held approximately $253.6 million of cash and cash equivalents, compared to $182.9 million at January 31, 2021.
We expect our future cash uses will be for capital expenditures, repurchases of our common stock and, potentially, acquisitions and other investments that support achievement of our business strategies. We expect to fund those cash requirements through our cash from operations and borrowings against our Credit Facility.

Credit Facility
On November 7, 2019, we, with certain of our domestic subsidiaries as guarantors, entered into an amended and restated credit agreement (the "Credit Agreement") with the lenders party thereto and HSBC Bank USA, National Association, as administrative agent, swing line lender and letter of credit issuer. The Credit Agreement provides $600.0 million in borrowing capacity of revolving loans under the senior secured first lien credit facility (the "Credit Facility"). The Credit Facility matures on November 7, 2024.
In the first six months of fiscal years 2022 and 2021, we made payments on our Credit Facility that totaled $4.0 million and $8.0 million, respectively. As of August 1, 2021, we had $177.0 million of outstanding borrowings on our Credit Facility, which had $423.0 million of undrawn capacity.
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
Interest on loans made under the Credit Facility in U.S. Dollars accrues, at our option, at a rate per annum equal to (1) the Base Rate (as defined below) plus a margin ranging from 0.25% to 1.25% depending upon our consolidated leverage ratio or (2) LIBOR (determined with respect to deposits in U.S. Dollars) for an interest period to be selected by us plus a margin ranging from 1.25% to 2.25% depending upon our consolidated leverage ratio (such margin, the "Applicable Margin"). The "Base Rate" is equal to a fluctuating rate equal to the highest of (a) the prime rate of the Administrative Agent, (b) 0.50% above the federal funds effective rate published by the Federal Reserve Bank of New York and (c) one-month LIBOR (determined with respect to deposits in U.S. Dollars), plus 1.00%. Interest on loans made under the Credit Facility in Alternative Currencies (as defined in the Credit Agreement) accrues at a rate per annum equal to LIBOR (determined with respect to deposits in the applicable Alternative Currency) (other than loans made in Canadian Dollars, for which a special reference rate for Canadian Dollars applies) for an interest period to be selected by us plus the Applicable Margin.
In the first quarter of fiscal year 2021, we entered into an interest rate swap agreement with a three-year term to hedge the variability of interest payments on the first $150.0 million of debt outstanding under our Credit Facility. Based on our current leverage ratio as of August 1, 2021, interest payments on the first $150.0 million of debt outstanding under our Credit Facility are fixed at 1.9775%.
All our obligations under the Credit Agreement are unconditionally guaranteed by all of our direct and indirect domestic subsidiaries, other than certain excluded subsidiaries, including, but not limited to, any domestic subsidiary the primary assets of which consist of equity or debt of non-U.S. subsidiaries, certain immaterial non-wholly-owned domestic subsidiaries and subsidiaries that are prohibited from providing a guarantee under applicable law or that would require governmental approval to provide such guarantee. The Company and the guarantors have also pledged substantially all of their assets to secure their obligations under the Credit Agreement.
No amortization is required with respect to the revolving loans and we may voluntarily prepay borrowings at any time and from time to time, without premium or penalty, other than customary "breakage costs" and fees for LIBOR-based loans.
The Credit Agreement contains customary covenants, including limitations on our ability to, among other things, incur indebtedness, create liens on assets, engage in certain fundamental corporate changes, make investments, repurchase stock, pay dividends or make similar distributions, engage in certain affiliate transactions, or enter into agreements that restrict our ability to create liens, pay dividends or make loan repayments. In addition, we must comply with financial covenants, including maintaining a maximum consolidated leverage ratio, determined as of the last day of each fiscal quarter, of 3.50 to 1.00 or less, provided that, such maximum consolidated leverage ratio may be increased to 4.00 to 1.00 for the four consecutive fiscal quarters ending on or after the date of consummation of a permitted acquisition that constitutes a "Material Acquisition" under the Credit Agreement, subject to the satisfaction of certain conditions. As of August 1, 2021, we were in compliance with the covenants in our Credit Agreement.
The Credit Agreement also contains customary provisions pertaining to events of default. If any event of default occurs, the obligations under the Credit Agreement may be declared due and payable, terminated upon written notice to us and existing letters of credit may be required to be cash collateralized. On August 11, 2021, we entered into an amendment to the Credit Agreement in order to, among other things, (i) provide for contractual fallback language for LIBOR replacement to reflect the Alternative Reference Rates Committee hardwired approach and (ii) incorporate certain provisions that clarify the rights of the administrative agent to recover from lenders or other secured parties erroneous payments made to such lenders or secured parties.
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
Purchases under our Stock Repurchase Program
We currently have in effect a stock repurchase program that was initially approved by our Board of Directors in March 2008. On March 11, 2021, the Company's Board of Directors approved the expansion of the stock repurchase program by an additional $350.0 million. This program represents one of our principal efforts to return value to our stockholders. We repurchased 1,000,461 shares under this program in the first six months of fiscal year 2022 for $67.0 million. In the first six months of fiscal year 2021, we repurchased 1,087,913 shares under this program for $42.4 million. As of August 1, 2021, the remaining authorization under this program was $322.2 million. We intend to fund repurchases under the program from cash on hand. We have no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.
Working Capital
Working capital, defined as total current assets less total current liabilities, fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing materials and increase production. In addition, our working capital may be affected by potential acquisitions and transactions involving our debt instruments. Although investments made to fund working capital will reduce our cash balances, these investments are necessary to support business and operating initiatives. Our working capital, excluding cash and cash equivalents, was $105.8 million and $96.3 million as of August 1, 2021 and January 31, 2021, respectively. Our working capital, including cash and cash equivalents, was $368.5 million and $365.2 million as of August 1, 2021 and January 31, 2021, respectively.
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
In summary, our cash flows for each period were as follows:

	Six Months Ended
(in thousands)	August 1, 2021	July 26, 2020
Net cash provided by operating activities	$85,599	$63,299
Net cash used in investing activities	(15,867)	(20,981)
Net cash used in financing activities	(75,966)	(54,186)
Net decrease in cash and cash equivalents	$(6,234)	$(11,868)
Operating Activities
Net cash provided by operating activities is driven by net income adjusted for non-cash items and fluctuations in operating assets and liabilities.
Operating cash flows for the first six months of fiscal year 2022 compared to the first six months of fiscal year 2021 were favorably impacted by a 28.6% increase in net sales and unfavorably impacted by an $11.0 million incremental increase in inventory spend, a $15.5 million increase in product development and engineering expenses due to higher staffing-related costs and fluctuations in the timing of development activities, and a $7.9 million increase in SG&A expenses due to higher staffing-related costs.
Investing Activities
Net cash used in investing activities was primarily attributable to capital expenditures and purchases of investments, net of proceeds from sales of property, plant and equipment and proceeds from sales of investments.
Capital expenditures were $12.7 million for the first six months of fiscal year 2022, compared to $14.6 million for the first six months of fiscal year 2021. In the first six months of fiscal years 2022 and 2021, we made significant investments to update and expand our production capabilities.
In the first six months of fiscal year 2022, we paid $3.2 million for strategic investments, including investments in companies that are enabling the LoRa and LoRaWAN®-based ecosystem, compared to $6.7 million of investments in the first six months of fiscal year 2021.

Financing Activities
Net cash used in financing activities is primarily attributable to repurchases of outstanding common stock, payments related to employee share-based compensation payroll taxes and principal payments related to our long-term debt, offset by proceeds from stock option exercises.
In the first six months of fiscal year 2022, we paid $7.3 million for employee share-based compensation payroll taxes and received $2.3 million in proceeds from the exercise of stock options, compared to payments of $6.8 million for employee share-based compensation payroll taxes and proceeds of $3.0 million from the exercise of stock options in the first six months of fiscal year 2021. We do not directly control the timing of the exercise of stock options. Such exercises are independent decisions made by grantees and are influenced most directly by the stock price and the expiration dates of stock option awards. Such proceeds are difficult to forecast, resulting from several factors that are outside our control. We believe that such proceeds will remain a nominal source of cash in the future.
Critical Accounting Estimates
Our critical accounting estimates are disclosed in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of our Annual Report on Form 10-K. There have been no significant changes to our policies during the six months ended August 1, 2021. For a discussion of recent accounting pronouncements, see Note 1 to our interim unaudited condensed consolidated financial statements.
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
We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign exchange rates of 10% for all currencies could be experienced in the near-term. These reasonably possible adverse changes were applied to our total monetary assets and liabilities denominated in currencies other than our functional currency as of the end of our second quarter of fiscal year 2022. The adverse impact these changes would have had (after taking into account balance sheet hedges only) would not have had a material impact on our income before taxes.
We are subject to interest rate risk in connection with the portion of the outstanding debt under our Credit Facility that bears interest at a variable rate as of August 1, 2021. During fiscal year 2021, we entered into an interest rate swap agreement with a three-year term to hedge the variability of interest payments on the first $150.0 million of debt outstanding under our Credit Facility. Based on our current leverage ratio as of August 1, 2021, interest payments on the first $150.0 million of our debt outstanding under our Credit Facility are fixed at 1.9775%. See above under "Liquidity and Capital Resources - Credit Facility" for the interest rates applicable to U.S. and Alternative Currencies borrowings under our Credit Facility in excess of $150.0 million. Based upon the amount of our outstanding indebtedness as of August 1, 2021, a one percentage point increase in LIBOR would not have a material impact on our interest expense as only $27.0 million of our outstanding debt balance remains subject to a floating rate.
The Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, has announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. For U.S. dollar LIBOR, publication of the one-week and two-month LIBOR settings will cease after December 31, 2021, and publication of the overnight and 12-month LIBOR settings will cease after June 30, 2023. Immediately after June 30, 2023, the one-month, three-month and six-month U.S. dollar LIBOR settings will no longer be representative. Given these changes, the LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. It is also possible that U.S. LIBOR will be discontinued or modified prior to June 30, 2023.

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
Interest rates also affect our return on excess cash and investments. As of August 1, 2021, we had $262.7 million of cash and cash equivalents. A majority of our cash and cash equivalents generate interest income based on prevailing interest rates. Interest income, net of reserves, generated by our investments and cash and cash equivalents was not material in the second quarter of fiscal year 2022. A significant change in interest rates would impact the amount of interest income generated from our cash and investments. It would also impact the market value of our investments.
Our investments are primarily subject to credit risk. Our investment guidelines prescribe credit quality, permissible investments, diversification, and duration restrictions. These restrictions are intended to limit risk by restricting our investments to high quality debt instruments with relatively short-term durations. Our investment strategy limits investment of new funds and maturing securities to U.S. Treasury, Federal agency securities, high quality money market funds and time deposits with our principal commercial banks. Outside of these investment guidelines, we also invest in a limited amount of debt securities in privately held companies that we view as strategic to our business. For example, many of these investments are in companies that are enabling the LoRa and LoRaWAN®-based ecosystem. We evaluate the credit risk of these investments on a quarterly basis and increased our current credit loss and reserves by $0.7 million in the six months ended August 1, 2021, related to the credit risk on our debt securities investments, resulting in a current expected credit loss reserve balance on our available-for-sale and held-to-maturity debt securities of $4.1 million as of August 1, 2021.
ITEM 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our CEO and CFO concluded that, our disclosure controls and procedures were effective as of August 1, 2021.
Changes in Internal Controls
As of August 1, 2021, there were no changes to our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.Legal Proceedings
Information about legal proceedings is set forth in Note 11 to the interim unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report and incorporated by reference herein.
ITEM 1A.Risk Factors
Please carefully consider and evaluate all of the information in this Quarterly Report and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021. If any of these risks actually occur, our business could be materially harmed. If our business is harmed, the trading price of our common stock could decline.
The risk factors associated with our business have not materially changed as compared to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.
ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchase of Equity Securities
This table provides information with respect to purchases by us of shares of our common stock during the second quarter of fiscal year 2022.

Fiscal Month/Year	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
May 2021 (05/03/21-05/30/21)	—	$—	—	$364.2	million
June 2021 (05/31/21-06/27/21)	241,768	65.53	241,768	$348.4	million
July 2021 (06/28/21-08/01/21)	397,751	65.76	397,751	$322.2	million
Total activity	639,519	$65.67	639,519
(1)The Company maintains an active stock repurchase program that was initially approved by our Board of Directors in March 2008. The stock repurchase program does not have an expiration date and our Board of Directors has authorized expansion of the program over the years. As of August 1, 2021, we have repurchased $476.2 million in shares of our common stock under the program since inception and the current remaining authorization under our stock repurchase program is $322.2 million. Under our stock repurchase program, we may repurchase our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. Our repurchases may be made through Rule 10b5-1 and/or Rule10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. We intend to fund repurchases under the program from cash on hand. We have no obligation to repurchase any shares under the stock repurchase program and may suspend or discontinue it at any time.
ITEM 3.Defaults Upon Senior Securities
None.
ITEM 4.Mine Safety Disclosures
Not applicable.
ITEM 5.Other Information
None.

ITEM 6.Exhibits
Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

Exhibit No.	Description	Location

3.1	Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended October 26, 2003

3.2	Bylaws of Semtech Corporation	Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended January 27, 2008

10.1	Policy Regarding Director Compensation	Filed herewith

10.2	Letter Agreement dated as of May 26, 2021 by and between Semtech Canada Corporation and Gary M. Beauchamp	Filed herewith

10.3
First Amendment to Second Amended and Restated Credit Agreement, dated as of August 11, 2021, among Semtech Corporation, as borrower, the guarantors party thereto, the lenders party thereto and HSBC Bank USA, National Association, as administrative agent for the secured parties, swing line lender and L/C issuer.
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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flow and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2021, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMTECH CORPORATION
Registrant

Date:	September 1, 2021	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer
(Principal Executive Officer; Duly Authorized Officer)

Date:	September 1, 2021	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)