Form 10-Q
period 2022-05-01
SEMTECH CORP
filed 2022-06-01
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Number of shares of common stock, $0.01 par value per share, outstanding at May 27, 2022: 63,477,783

SEMTECH CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MAY 1, 2022

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
Special Note Regarding Forward-Looking and Cautionary Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as future financial performance, future operational performance, the anticipated impact of specific items on future earnings, and our plans, objectives and expectations. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "estimate," "should," "will," "designed to," "projections," or "business outlook," or other similar expressions constitute forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results and events to differ materially from those projected. Potential factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: the uncertainty surrounding the impact and duration of supply chain constraints and any associated disruptions; the uncertainty surrounding the impact and duration of the COVID-19 pandemic; export restrictions and laws affecting the Company's trade and investments and tariffs or the occurrence of trade wars; worldwide economic and political disruptions as a result of the current conflict between Russia and Ukraine; competitive changes in the marketplace including, but not limited to, the pace of growth or adoption rates of applicable products or technologies; downturns in the business cycle; decreased average selling prices of the Company’s products; the Company’s reliance on a limited number of suppliers and subcontractors for components and materials; changes in projected or anticipated end-user markets; and the Company's ability to forecast and achieve anticipated net sales and earnings estimates in light of periodic economic uncertainty, including impacts arising from Asian, European and global economic dynamic; and those factors set forth under "Risk Factors" in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2022, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with SEC. In light of the significant risks and uncertainties inherent in the forward-looking information included herein that may cause actual performance and results to differ materially from those predicted, any such forward-looking information should not be regarded as representations or guarantees by the Company of future performance or results, or that its objectives or plans will be achieved, or that any of its operating expectations or financial forecasts will be realized. Reported results should not be considered an indication of future performance. Investors are cautioned not to place undue reliance on any forward-looking information contained herein, which reflect management’s analysis only as of the date hereof. Except as required by law, the Company assumes no obligation to publicly release the results of any update or revision to any forward-looking statement that may be made to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated or future events, or otherwise.
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

PART I - FINANCIAL INFORMATION

ITEM 1.Financial Statements

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	May 1, 2022	May 2, 2021
Net sales	$202,149	$170,372
Cost of sales	71,896	65,511
Gross profit	130,253	104,861
Operating costs and expenses:
Selling, general and administrative	43,364	38,804
Product development and engineering	38,789	36,790
Intangible amortization	1,048	1,298
Total operating costs and expenses	83,201	76,892
Operating income	47,052	27,969
Interest expense	(1,197)	(1,199)
Non-operating income, net	262	94
Investment impairments and credit loss reserves	(24)	(246)
Income before taxes and equity in net gains of equity method investments	46,093	26,618
Provision for income taxes	8,069	3,198
Net income before equity in net gains of equity method investments	38,024	23,420
Equity in net gains of equity method investments	24	78
Net income	38,048	23,498
Net loss attributable to noncontrolling interest	(1)	(2)
Net income attributable to common stockholders	$38,049	$23,500
Earnings per share:
Basic	$0.59	$0.36
Diluted	$0.59	$0.36
Weighted-average number of shares used in computing earnings per share:
Basic	63,950	65,089
Diluted	64,553	66,110
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	May 1, 2022	May 2, 2021
Net income	$38,048	$23,498
Other comprehensive income, net:
Unrealized gain on interest rate cash flow hedges, net	1,258	464
Reclassifications of realized loss (gain) on interest rate cash flow hedges, net to net income	119	(179)
Change in defined benefit plans, net	23	155
Other comprehensive income, net	1,400	440
Comprehensive income	$39,448	$23,938
Comprehensive loss attributable to noncontrolling interest	(1)	(2)
Comprehensive income attributable to common stockholders	$39,449	$23,940
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	May 1, 2022	January 30, 2022
Assets
Current assets:
Cash and cash equivalents	$275,184	$279,601
Accounts receivable, less allowances of $692 and $747, respectively	66,360	71,507
Inventories	106,901	114,003
Prepaid taxes	2,442	5,983
Assets held for sale	9,065	—
Other current assets	35,471	31,201
Total current assets	495,423	502,295
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $247,403 and $254,764, respectively	133,590	134,940
Deferred tax assets	25,643	27,803
Goodwill	350,306	351,141
Other intangible assets, net	5,756	6,804
Other assets	105,198	107,928
TOTAL ASSETS	$1,115,916	$1,130,911
Liabilities and Equity
Current liabilities:
Accounts payable	$48,381	$50,695
Accrued liabilities	60,793	77,704
Liabilities held for sale	1,242	—
Total current liabilities	110,416	128,399
Non-current liabilities:
Deferred tax liabilities	1,066	1,132
Long term debt	181,797	171,676
Other long-term liabilities	87,464	91,929

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 63,466,933 outstanding and 78,136,144 issued and 64,098,565 outstanding, respectively	785	785
Treasury stock, at cost, 14,669,211 shares and 14,037,579 shares, respectively	(596,187)	(549,942)
Additional paid-in capital	496,151	491,956
Retained earnings	834,909	796,860
Accumulated other comprehensive loss	(675)	(2,075)
Total stockholders’ equity	734,983	737,584
Noncontrolling interest	190	191
Total equity	735,173	737,775
TOTAL LIABILITIES AND EQUITY	$1,115,916	$1,130,911
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended May 1, 2022
	Common Stock					Accumulated Other Comprehensive Loss
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Earnings		Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at January 30, 2022	64,098,565	$785	$(549,942)	$491,956	$796,860	$(2,075)	$737,584	$191	$737,775
Net income	—	—	—	—	38,049	—	38,049	(1)	38,048
Other comprehensive income	—	—	—	—	—	1,400	1,400	—	1,400
Share-based compensation	—	—	—	12,103	—	—	12,103	—	12,103
Repurchase of common stock	(762,093)	—	(50,000)	—	—	—	(50,000)	—	(50,000)
Treasury stock reissued	130,461	—	3,755	(7,908)	—	—	(4,153)	—	(4,153)
Balance at May 1, 2022	63,466,933	$785	$(596,187)	$496,151	$834,909	$(675)	$734,983	$190	$735,173

	Three Months Ended May 2, 2021
	Common Stock					Accumulated Other Comprehensive Loss
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Earnings		Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at January 31, 2021	65,098,379	$785	$(438,798)	$473,728	$671,196	$(8,168)	$698,743	$210	$698,953
Net income	—	—	—	—	23,500	—	23,500	(2)	23,498
Other comprehensive income	—	—	—	—	—	440	440	—	440
Share-based compensation	—	—	—	12,196	—	—	12,196	—	12,196
Repurchase of common stock	(360,942)	—	(25,000)	—	—	—	(25,000)	—	(25,000)
Treasury stock reissued	160,483	—	3,549	(9,151)	—	—	(5,602)	—	(5,602)
Balance at May 2, 2021	64,897,920	$785	$(460,249)	$476,773	$694,696	$(7,728)	$704,277	$208	$704,485
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	May 1, 2022	May 2, 2021
Cash flows from operating activities:
Net income	$38,048	$23,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,668	7,420
Amortization of right-of-use assets	1,140	1,055
Investment impairments and credit loss reserves	24	246
Accretion of deferred financing costs and debt discount	121	121
Deferred income taxes	1,747	(29)
Share-based compensation	10,893	11,839
Loss (gain) on disposition of assets	8	(20)
Equity in net gains of equity method investments	(24)	(78)
Corporate-owned life insurance, net	(47)	2,562
Changes in assets and liabilities:
Accounts receivable, net	5,147	3,915
Inventories	712	(6,425)
Other assets	3,017	5,815
Accounts payable	(126)	1,513
Accrued liabilities	(16,808)	(14,659)
Other liabilities	(1,469)	(4,188)
Net cash provided by operating activities	50,051	32,585
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	—	32
Purchase of property, plant and equipment	(8,315)	(5,760)
Purchase of investments	(2,000)	(2,927)
Proceeds from corporate-owned life insurance	2,676	—
Premiums paid for corporate-owned life insurance	(2,676)	—
Net cash used in investing activities	(10,315)	(8,655)
Cash flows from financing activities:
Proceeds from revolving line of credit	10,000	—
Payments of revolving line of credit	—	(4,000)
Payment for employee share-based compensation payroll taxes	(4,570)	(6,230)
Proceeds from exercise of stock options	417	628
Repurchase of common stock	(50,000)	(25,000)
Net cash used in financing activities	(44,153)	(34,602)
Net decrease in cash and cash equivalents	(4,417)	(10,672)
Cash and cash equivalents at beginning of period	279,601	268,891
Cash and cash equivalents at end of period	$275,184	$258,219
Supplemental disclosure of cash flow information:
Interest paid	$987	$1,065
Income taxes paid	$3,347	$2,917
Non-cash investing and financing activities:
Accounts payable related to capital expenditures	$3,808	$2,355
Conversion of notes into equity	$—	$626
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
Fiscal Year
The Company reports results on the basis of 52 and 53-week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October, although the first quarter of fiscal year 2023 ends on the first Sunday of May. All quarters consist of 13 weeks except for one 14-week period in the fourth quarter of 53-week years. The first quarters of fiscal years 2023 and 2022 each consisted of 13 weeks.
Principles of Consolidation
The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company, in accordance with accounting principles generally accepted in the United States ("GAAP") and on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2022 ("Annual Report"). The Company’s interim unaudited condensed consolidated statements of income are referred to herein as the "Statements of Income." The Company’s interim unaudited condensed consolidated balance sheets are referred to herein as the "Balance Sheets" and interim unaudited condensed consolidated statements of cash flows as the "Statements of Cash Flows." In the opinion of the Company, these interim unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the financial position of the Company for the interim periods presented. All intercompany balances have been eliminated. Because the interim unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for a complete set of consolidated financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report. The results reported in these interim unaudited condensed consolidated financial statements should not be regarded as indicative of results that may be expected for any subsequent period or for the entire year.
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
Held for Sale
As of May 1, 2022, the Company classified certain assets and liabilities as held for sale in the Balance Sheets. See Note 2, Divestiture, and Note 17, Subsequent Event, for additional information.
Accounting Guidance Issued, but not yet Adopted as of May 1, 2022
In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2021-08, “Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistencies related to recognition of an acquired contract liability, and to payment terms and their effect on subsequent revenue recognized by the acquirer. Among other changes, this ASU requires that an acquirer account for acquired revenue contracts in accordance with Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers," as if it had originated the contracts. If the acquirer is unable to assess or rely on how the acquiree applied ASC 606, the acquirer should consider the terms of the acquired contracts as of the contract inception or contract modification date in applying ASC 606 to determine what should be recorded at the acquisition date. The amendments also provide certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination. The guidance is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Note 2: Divestiture
The Company determined that its high reliability discrete diodes and assemblies business (the “Disposal Group”) met the held for sale criteria as of May 1, 2022 and, as a result, related assets for this business were classified as "Assets held for sale" and related liabilities for this business were classified as "Liabilities held for sale" in the Balance Sheets as of May 1, 2022. The Company reclassified $0.8 million of goodwill to assets held for sale based on the relative fair value of the Disposal Group and the portion of the Wireless and Sensing reporting unit that will be retained. The estimated fair value of the Disposal Group less estimated costs to sell exceeded its carrying amount as of May 1, 2022. As the sale of the Disposal Group is not considered a strategic shift that will have a major effect on the Company’s operations or financial results, it is not reported as discontinued operations.
The following table summarizes the Company's assets and liabilities held for sale by major class:

May 1, 2022
(in thousands)
Assets:
Inventories	$6,390
Property, plant and equipment, net	1,182
Goodwill	835
Other	658
Total assets held for sale	$9,065

Liabilities:
Accounts payable	$483
Accrued liabilities	759
Total liabilities held for sale	$1,242
On May 3, 2022, the Company completed the divestiture of the Disposal Group. See Note 17, Subsequent Event, for additional information.

Note 3: Earnings per Share
The computation of basic and diluted earnings per share was as follows:

	Three Months Ended
(in thousands, except per share data)	May 1, 2022	May 2, 2021
Net income attributable to common stockholders	$38,049	$23,500

Weighted-average shares outstanding–basic	63,950	65,089
Dilutive effect of share-based compensation	603	1,021
Weighted-average shares outstanding–diluted	64,553	66,110

Earnings per share:
Basic	$0.59	$0.36
Diluted	$0.59	$0.36

Anti-dilutive shares not included in the above calculations	64	—
Diluted earnings per share incorporates the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of non-qualified stock options and the vesting of restricted stock units and market-condition restricted stock unit awards if certain conditions have been met, but excludes such incremental shares that would have an anti-dilutive effect.

Note 4: Share-Based Compensation
Financial Statement Effects and Presentation
Pre-tax share-based compensation was included in the Statements of Income as follows:

	Three Months Ended
(in thousands)	May 1, 2022	May 2, 2021
Cost of sales	$775	$718
Selling, general and administrative	6,132	7,359
Product development and engineering	3,986	3,762
Total share-based compensation	$10,893	$11,839
Restricted Stock Units, Employees
The Company grants restricted stock units to certain employees, which are expected to be settled with shares of the Company's common stock. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date, based on the fair value of the Company's common stock at the grant date, and recognized as share-based compensation expense over the requisite vesting period (typically 4 years). In the three months ended May 1, 2022, the Company granted 166,023 restricted stock units to employees.
Total Stockholder Return ("TSR") Market-Condition Restricted Stock Units
The Company grants TSR market-condition restricted stock units (the "TSR Awards") to certain executives of the Company. The TSR Awards have a pre-defined market-condition, which determines the number of shares that ultimately vest, as well as a service condition. The TSR Awards are valued as of the grant date using a Monte Carlo simulation, which takes into consideration the possible outcomes pertaining to the TSR market condition and expense is recognized on a straight-line basis over the requisite service periods and is adjusted for any actual forfeitures.
In the three months ended May 1, 2022, the Company granted 125,399 TSR Awards, which are accounted for as equity awards. The market condition is determined based upon the Company’s TSR benchmarked against the TSR of the S&P SPDR Semiconductor ETF (NYSE:XSD) over one, two and three year periods (one-third of the awards vesting each performance period). Generally, the fiscal year 2023 TSR Award recipients must be employed for the entire performance period and be an active employee at the time of vesting of the awards. The grant-date fair value per unit of the TSR Awards granted in the three months ended May 1, 2022 for each one, two and three year performance period was $57.92, $68.94 and $75.69, respectively.

Note 5: Available-for-sale securities
The following table summarizes the values of the Company’s available-for-sale securities:

	May 1, 2022			January 30, 2022
(in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gain/(Loss)	Fair Value	Amortized Cost	Gross Unrealized Gain/(Loss)
Convertible debt	$13,130	$14,683	$(1,553)	$12,872	$14,401	$(1,529)
Total available-for-sale securities	$13,130	$14,683	$(1,553)	$12,872	$14,401	$(1,529)
The following table summarizes the maturities of the Company’s available-for-sale securities:

	May 1, 2022
(in thousands)	Fair Value	Amortized Cost
Within 1 year	$11,544	$12,366
After 1 year through 5 years	1,586	2,317
Total available-for-sale securities	$13,130	$14,683
The Company's available-for-sale securities consist of investments in convertible debt instruments issued by privately-held companies. The available-for-sale securities with maturities within one year were included in "Other current assets" and maturities greater than one year were included in "Other assets" in the Balance Sheets.

Note 6: Fair Value Measurements
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

	May 1, 2022				January 30, 2022
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swap agreement	$1,983	$—	$1,983	$—	$229	$—	$229	$—
Convertible debt	13,130	—	—	13,130	12,872	—	—	12,872
Total financial assets	$15,113	$—	$1,983	$13,130	$13,101	$—	$229	$12,872

Financial liabilities:
Total return swap contracts	$317	$—	$317	$—	$257	$—	$257	$—
Total financial liabilities	$317	$—	$317	$—	$257	$—	$257	$—
During the three months ended May 1, 2022, the Company had no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3. As of May 1, 2022 and January 30, 2022, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
The convertible debt investments are valued utilizing a combination of estimates that are based on the estimated discounted cash flows associated with the debt and the fair value of the equity into which the debt may be converted, all of which are Level 3 inputs.
The following table presents a reconciliation of the changes in the convertible debt investments in the three months ended May 1, 2022:

(in thousands)
Balance at January 30, 2022	$12,872
Increase in credit loss reserve	(24)
Interest accrued	282
Balance at May 1, 2022	$13,130
The interest rate swap agreement is measured at fair value using readily available interest rate curves (Level 2 inputs). The fair value of the agreement is determined by comparing, for each settlement, the contract rate to the forward rate and discounting to the present value. Contracts in a gain position are recorded in "Other current assets" and "Other assets" in the Balance Sheets and the value of contracts in a loss position are recorded in "Accrued liabilities" and "Other long term liabilities" in the Balance Sheets. See Note 16, Derivatives and Hedging Activities, for further discussion of the Company’s derivative instruments.
The total return swap contracts are measured at fair value using quoted prices of the underlying investments (Level 2 inputs). The fair values of the total return swap contracts are recognized in the Balance Sheets in "Accrued Liabilities" if the instruments are in a loss position and in "Other Current Assets" if the instruments are in a gain position. See Note 16, Derivatives and Hedging Activities, for further discussion of the Company's derivative instruments.
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
Investment Impairments and Credit Loss Reserves
The total credit loss reserve for the Company's held-to-maturity debt securities and available-for-sale debt securities was $4.5 million as of May 1, 2022 and January 30, 2022. During the three months ended May 2, 2021, the Company increased its expected credit loss reserves by $0.2 million for its available-for-sale debt securities. Credit loss reserves related to the Company’s available-for-sale debt securities and held-to-maturity debt securities with maturities within one year were included in “Other current assets” and with maturities greater than one year were included in “Other assets” in the Balance Sheets.

Note 7: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

(in thousands)	May 1, 2022	January 30, 2022
Raw materials	$2,616	$4,304
Work in progress	77,021	85,445
Finished goods	27,264	24,254
Total inventories	$106,901	$114,003
As of May 1, 2022, inventories excluded amounts classified as held for sale. See Note 2, Divestiture, for additional information.

Note 8: Goodwill and Intangible Assets
Goodwill
The carrying amounts of goodwill by applicable reporting unit were as follows:

(in thousands)	Signal Integrity	Wireless and Sensing	Protection	Total
Balance at January 30, 2022	$274,085	$72,128	$4,928	$351,141
Reclassifications to assets held for sale	—	(835)	—	(835)
Balance at May 1, 2022	$274,085	$71,293	$4,928	$350,306
Goodwill is not amortized, but is tested for impairment at the reporting unit level using either a qualitative or quantitative assessment on an annual basis during the fourth quarter of each fiscal year, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. As of May 1, 2022, there was no indication of impairment of the Company's goodwill balances and goodwill excluded amounts reclassified to assets held for sale. See Note 2, Divestiture, for additional information.
Purchased Intangibles
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and technology licenses purchased, which are amortized over their estimated useful lives:

		May 1, 2022			January 30, 2022
(in thousands, except estimated useful life)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technologies	6-8 years	$26,300	$(20,544)	$5,756	$26,300	$(19,496)	$6,804
Total finite-lived intangible assets		$26,300	$(20,544)	$5,756	$26,300	$(19,496)	$6,804
Amortization expense of finite-lived intangible assets recorded in the Statements of Income for each period was as follows:

	Three Months Ended
(in thousands)	May 1, 2022	May 2, 2021
Core technologies	$1,048	$1,298
Total amortization expense	$1,048	$1,298
Future amortization expense of finite-lived intangible assets is expected as follows:

(in thousands)
Fiscal Year Ending:
2023 (remaining nine months)	$2,954
2024	1,676
2025	288
2026	288
2027	288
Thereafter	262
Total expected amortization expense	$5,756

Note 9: Long-Term Debt
Long-term debt and the current period interest rates were as follows:

(in thousands, except percentages)	May 1, 2022	January 30, 2022
Revolving loans	$183,000	$173,000
Debt issuance costs	(1,203)	(1,324)
Total long-term debt, net of debt issuance costs	$181,797	$171,676
Effective interest rate (1)	1.93%	1.90%
(1) The revolving loans bear interest at a variable rate based on LIBOR or a Base Rate, at the Company’s option, plus an applicable margin that varies based on the Company’s consolidated leverage ratio. In the first quarter of fiscal year 2021, the Company entered into a three-year interest rate swap agreement that fixed the interest on the first $150.0 million of debt outstanding under the revolving loans at 1.9775%. As of May 1, 2022, the effective interest rate was a weighted-average rate that represented (a) interest on the first $150.0 million of the debt outstanding at a fixed LIBOR rate of 0.7275% plus a margin of 1.25% (total fixed rate of 1.9775%), and (b) interest on the remainder of the debt outstanding at a variable rate based on the one-month LIBOR rate, which was 0.49% as of May 1, 2022, plus a margin of 1.25% (total variable rate of 1.74%). As of January 30, 2022, the effective interest rate was a weighted-average rate that represented (a) interest on the first $150.0 million of the debt outstanding at a fixed LIBOR rate of 0.7275% plus a margin of 1.25% (total fixed rate of 1.9775%), and (b) interest on the remainder of the debt outstanding at a variable rate based on the one-month LIBOR rate, which was 0.11% as of January 30, 2022, plus a margin of 1.25% (total variable rate of 1.36%).
On November 7, 2019, the Company, with certain of its domestic subsidiaries as guarantors, entered into an amended and restated credit agreement with the lenders party thereto and HSBC Bank USA, National Association, as administrative agent, swing line lender and letter of credit issuer. The borrowing capacity of the revolving loans under the senior secured first lien credit facility (the "Credit Facility") is $600.0 million and matures on November 7, 2024. As of May 1, 2022, the Company had $183.0 million outstanding under its Credit Facility and $417.0 million of undrawn borrowing capacity, and the Company was in compliance with the covenants required under the Credit Facility.
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
Interest expense was comprised of the following components for the periods presented:

	Three Months Ended
(in thousands)	May 1, 2022	May 2, 2021
Contractual interest (1)	$1,076	$1,078
Amortization of debt discount and issuance costs	121	121
Total interest expense	$1,197	$1,199
(1) Contractual interest represents the interest on the Company's outstanding debt after giving effect to the interest rate swap agreement.
As of May 1, 2022, there were no amounts outstanding under the letters of credit, swing line loans and alternative currency sub-facilities.

Note 10: Income Taxes
The Company’s effective tax rate differs from the statutory federal income tax rate of 21% primarily due to the regional mix of income, impact of global intangible low-taxed income ("GILTI") and research and development ("R&D") tax credits. The Tax Cuts and Jobs Act requires R&D costs incurred for tax years beginning after December 31, 2021 to be capitalized and amortized ratably over five or fifteen years for tax purposes, depending on where the research activities are conducted. The Company has elected to treat GILTI as a period cost and the additional capitalization of R&D costs within GILTI increases the Company's provision for income taxes.
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (before the federal impact of state items) is as follows:

(in thousands)
Balance at January 30, 2022	$27,051
Additions/(decreases) based on tax positions related to the current fiscal year	181
Additions/(decreases) based on tax positions related to the prior fiscal years	(34)
Balance at May 1, 2022	$27,198
Included in the balance of gross unrecognized tax benefits at May 1, 2022 and January 30, 2022 are $9.4 million and $9.3 million, respectively, of net tax benefits (after the federal impact of state items), that, if recognized, would impact the effective tax rate, prior to consideration of any required valuation allowance.
The liability for UTP is reflected in the Balance Sheets as follows:

(in thousands)	May 1, 2022	January 30, 2022
Deferred tax assets - non-current	$16,440	$16,346
Other long-term liabilities	9,384	9,335
Total accrued taxes	$25,824	$25,681
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
The Company’s regional income (loss) from continuing operations before taxes and equity in net gains of equity method investments was as follows:

	Three Months Ended
(in thousands)	May 1, 2022	May 2, 2021
Domestic	$(4,782)	$(5,484)
Foreign	50,875	32,102
Total	$46,093	$26,618

Note 11: Leases
The Company has operating leases for real estate, vehicles, and office equipment, which are accounted for in accordance with ASC 842, "Leases." Real estate leases are used to secure office space for the Company's administrative, engineering, production support and manufacturing activities. The Company's leases have remaining lease terms of up to approximately ten years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year.
The components of lease expense were as follows:

	Three Months Ended
(in thousands)	May 1, 2022	May 2, 2021
Operating lease cost	$1,446	$1,337
Short-term lease cost	271	244
Sublease income	(35)	(20)
Total lease cost	$1,682	$1,561
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
(in thousands)	May 1, 2022	May 2, 2021
Cash paid for amounts included in the measurement of lease liabilities	$1,709	$1,731
Right-of-use assets obtained in exchange for new operating lease liabilities	$465	$33

May 1, 2022
Weighted-average remaining lease term–operating leases (in years)	5.41
Weighted-average discount rate on remaining lease payments–operating leases	6.3%
Supplemental balance sheet information related to leases was as follows:

(in thousands)	May 1, 2022	January 30, 2022
Operating lease right-of-use assets in "Other assets"	$19,102	$19,777

Operating lease liabilities in "Accrued liabilities"	$3,790	$3,977
Operating lease liabilities in "Other long-term liabilities"	15,446	16,577
Total operating lease liabilities	$19,236	$20,554
Maturities of lease liabilities as of May 1, 2022 are as follows:

(in thousands)
Fiscal Year Ending:
2023 (remaining nine months)	$3,644
2024	4,567
2025	4,414
2026	3,391
2027	2,206
Thereafter	4,544
Total lease payments	22,766
Less: imputed interest	(3,530)
Total	$19,236

Note 12: Commitments and Contingencies
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
The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based on the latest determinations by the RWQCB and the most recent actions taken pursuant to the remedial action plan, the Company estimates the range of probable loss between $7.9 million and $9.4 million. To date, the Company has made $5.8 million in payments towards the remedial action plan and, as of May 1, 2022, has a remaining accrual of $2.1 million related to this matter. Given the uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss. Therefore, the Company has recorded the minimum amount of probable loss. These estimates could change as a result of changes in planned remedial actions, further actions from the regulatory agency, remediation technology, and other factors.
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
Deferred Compensation
The Company maintains a deferred compensation plan for certain officers and key executives that allows participants to defer a portion of their compensation for future distribution at various times permitted by the plan. This plan provides for a discretionary Company match up to a defined portion of the employee's deferral, with any match subject to a defined vesting schedule.
The Company's liability for the deferred compensation plan is presented below:

(in thousands)	May 1, 2022	January 30, 2022
Accrued liabilities	$1,821	$1,966
Other long-term liabilities	41,305	43,197
Total deferred compensation liabilities under this plan	$43,126	$45,163
The Company has purchased whole life insurance on the lives of certain current deferred compensation plan participants. This corporate-owned life insurance is held in a grantor trust and is intended to cover a majority of the Company's costs of the deferred compensation plan. The cash surrender value of the corporate-owned life insurance was $33.7 million and $35.2 million as of May 1, 2022 and January 30, 2022, respectively, and is included in "Other assets" in the Balance Sheets. The decrease in the cash surrender value of the corporate-owned life insurance as of May 1, 2022 compared to January 30, 2022 was primarily related to a $2.6 million decrease in market value and a $1.6 million reduction in cash surrender value related to a death benefit, partially offset by the re-investment of $2.7 million of proceeds from the death benefit into the corporate-owned life insurance policy in order to provide substantive coverage for the Company's deferred compensation liability.

Note 13: Concentration of Risk
The following significant customers accounted for at least 10% of the Company's net sales in one or more of the periods indicated:

	Three Months Ended
(percentage of net sales)	May 1, 2022	May 2, 2021
Trend-tek Technology Ltd. (and affiliates)	18%	16%
Frontek Technology Corporation (and affiliates)	15%	19%
CEAC International Limited	13%	10%
The following table shows the customers that had an outstanding receivable balance that represented at least 10% of the Company's total net receivables as of one or more of the dates indicated:

(percentage of net receivables)	May 1, 2022	January 30, 2022
Frontek Technology Corporation (and affiliates)	15%	17%
Trend-tek Technology Ltd (and affiliates)	11%	7%
CEAC International Limited	11%	10%
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

Note 14: Segment Information
The Company’s Chief Executive Officer functions as the chief operating decision maker ("CODM"). The CODM makes operating decisions and assesses performance based on the Company's major product lines, which represent its operating segments. The Company has three operating segments—Signal Integrity, Wireless and Sensing and Protection—that historically have been aggregated into one reportable segment identified as the "Semiconductor Products Group." In the fourth quarter of fiscal year 2022, the Company updated its forecasts and assessed the economic performance of the three operating segments and concluded that Protection is no longer expected to be economically similar to the other operating segments. This is primarily because the Company's projections indicate that the gross margin of products within Protection will not be economically similar to products within the other operating segments. Accordingly, the Company concluded that Protection should be separately reported as its own reportable segment. This decision resulted in the formation of two reportable segments, including the High-Performance Analog Group, which is comprised of the Signal Integrity and Wireless and Sensing operating segments, and the System Protection Group, which is comprised of the Protection operating segment. All prior year information in the tables below has been revised retrospectively to reflect the change to the Company's reportable segments.
The Company’s assets are commingled among the three operating segments and the CODM does not use asset information in making operating decisions or assessing performance. Therefore, the Company has not included asset information by reportable segment in the segment disclosures below.
Net sales and gross profit by segment were as follows:

	Three Months Ended
(in thousands)	May 1, 2022	May 2, 2021
Net sales:
High-Performance Analog Group	$146,601	$125,202
System Protection Group	55,548	45,170
Total net sales	$202,149	$170,372
Gross profit:
High-Performance Analog Group	$102,061	$83,080
System Protection Group	29,187	22,741
Unallocated costs, including share-based compensation	(995)	(960)
Total gross profit	$130,253	$104,861
Information by Product Line
The Company operates exclusively in the semiconductor industry and primarily within the analog and mixed-signal sector.
The table below provides net sales activity by product line on a comparative basis:

	Three Months Ended
(in thousands, except percentages)	May 1, 2022		May 2, 2021
Signal Integrity	$79,302	40%	$66,695	39%
Wireless and Sensing	67,299	33%	58,507	34%
Protection	55,548	27%	45,170	27%
Total net sales	$202,149	100%	$170,372	100%
Information by Sales Channel

(in thousands, except percentages)	Three Months Ended
	May 1, 2022		May 2, 2021
Distributor	$179,033	89%	$146,400	86%
Direct	23,116	11%	23,972	14%
Total net sales	$202,149	100%	$170,372	100%
Generally, the Company does not have long-term contracts with its distributors and most distributor agreements can be terminated by either party with short notice. For the first quarter of fiscal year 2023, the Company's largest distributors were based in Asia.

Geographic Information
Net sales activity by geographic region was as follows:

	Three Months Ended
(percentage of total net sales)	May 1, 2022	May 2, 2021
Asia-Pacific	76%	78%
North America	13%	13%
Europe	11%	9%
	100%	100%
The Company attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total net sales for at least one of the periods presented:

	Three Months Ended
(percentage of total net sales)	May 1, 2022	May 2, 2021
China (including Hong Kong)	57%	60%
United States	12%	11%
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

Note 15: Stock Repurchase Program
The Company maintains a stock repurchase program that was initially approved by its Board of Directors in March 2008. The stock repurchase program does not have an expiration date and the Company’s Board of Directors has authorized expansion of the program over the years. The following table summarizes activity under the program for the presented periods:

	Three Months Ended
	May 1, 2022		May 2, 2021
(in thousands, except number of shares)	Shares	Amount Paid	Shares	Amount Paid
Shares repurchased under the stock repurchase program	762,093	$50,000	360,942	$25,000
On March 11, 2021, the Company's Board of Directors approved the expansion of the stock repurchase program by an additional $350.0 million. As of May 1, 2022, the Company had repurchased $589.0 million in shares of its common stock under the program since inception and the remaining authorization under the program was $209.4 million. Under the program, the Company may repurchase its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. The Company’s repurchases may be made through Rule 10b5-1 and/or Rule 10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. The Company intends to fund repurchases under the program from cash on hand and borrowings on its Credit Facility. The Company has no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.

Note 16: Derivatives and Hedging Activities
The Company is exposed to certain risks arising from both its business operations and economic conditions and principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company, on a routine basis and in the normal course of business, experiences expenses denominated in Swiss Franc ("CHF"), Canadian Dollar ("CAD") and Great British Pound ("GBP"). Such expenses expose the Company to exchange rate fluctuations between these foreign currencies and the U.S. Dollar ("USD"). The Company occasionally uses derivative financial instruments, in the form of forward contracts, to mitigate a portion of the risk associated with adverse movements in these foreign currency exchange rates during a twelve-month window. Currency forward contracts involve fixing the exchange rate for delivery of a specified amount of foreign currency on a specified date. The Company’s accounting treatment for these instruments is based on whether or not the instruments are designated as a hedging instrument. As of May 1, 2022 and January 30, 2022, the Company had no outstanding foreign currency forward contracts.
During the first quarter of fiscal year 2021, the Company entered into an interest rate swap agreement with a three-year term to hedge the variability of interest payments on the first $150.0 million of debt outstanding under the Company's Credit Facility. Interest payments on the first $150.0 million of the Company's debt outstanding under the Credit Facility are now fixed at a rate of 1.9775%, based on the Company's current leverage ratio. The interest rate swap agreement has been designated as a cash flow hedge and unrealized gains or losses, net of income tax, are recorded as a component of "Accumulated Other Comprehensive Income or Loss" in the Balance Sheets. As the various settlements are made on a monthly basis, the realized gain or loss on the settlements are recorded in "Interest expense" in the Statements of Income. The interest rate swap agreement resulted in a realized loss of $0.2 million for each of the three months ended May 1, 2022 and May 2, 2021.
The fair values of the Company's derivative assets and liabilities that qualify as cash flow hedges in the Balance Sheets were as follows:

(in thousands)	May 1, 2022	January 30, 2022
Interest rate swap agreement	$1,983	$62
Total other current assets	$1,983	$62

Interest rate swap agreement	$—	$167
Total other long-term assets	$—	$167
During the fourth quarter of fiscal year 2021, the Company entered into an economic hedge program that uses total return swap contracts to hedge the market risk associated with the unfunded portion of the Company's deferred compensation liability. The total return swap contracts generally have a duration of one month and are rebalanced and re-hedged at the end of each monthly term. While the total returns swap contracts are treated as economic hedges, the Company has not designated them as hedges for accounting purposes. The total return swap contracts are measured at fair value and recognized in the Balance Sheets in "Accrued Liabilities" if the instruments are in a loss position and in "Other Current Assets" if the instruments are in a gain position. Unrealized gains and losses, as well as realized gains and losses for settlements, on the total return swap contracts are recognized in "Selling, general and administrative expenses" in the Statements of Income. As of May 1, 2022, the notional value of the total return swap contracts was $5.8 million and the fair value resulted in a liability of $0.3 million. As of January 30, 2022, the notional value of the total return swap contracts was $7.8 million and the fair value resulted in a liability of $0.3 million. The total return swap contracts resulted in a net loss recognized in earnings of $0.4 million for the three months ended May 1, 2022, compared to a net gain recognized in earnings of $1.0 million for the three months ended May 2, 2021.

Note 17: Subsequent Event
On May 3, 2022, the Company completed the divestiture of the Disposal Group to Micross Components, Inc. for approximately $30 million in an all-cash transaction. See Note 2, Divestiture, for additional information.

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
Overview
Semtech Corporation (together with its consolidated subsidiaries, the "Company", "we", "our", or "us") designs, develops, manufactures and markets high-performance analog and mixed signal semiconductors and advanced algorithms. We account for results in two reportable segments—the High-Performance Analog Group and the System Protection Group. The High-Performance Analog Group is comprised of our Signal Integrity and Wireless and Sensing product lines, which represent two operating segments. The System Protection Group is comprised of our Protection product line, which represents a separate operating segment.
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
Our net sales by product line were as follows:

	Three Months Ended
(in thousands)	May 1, 2022	May 2, 2021
Signal Integrity	$79,302	$66,695
Wireless and Sensing	67,299	58,507
Protection	55,548	45,170
Total	$202,149	$170,372
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

Industrial: IoT applications, analog and digital video broadcast equipment, video-over-IP solutions, automated meter reading, smart grid, wireless charging, medical, security systems, automotive, industrial and home automation and other industrial equipment.
Our end customers are primarily original equipment manufacturers that produce and sell electronics.
Recent Developments
On May 3, 2022, we completed the divestiture of our high reliability discrete diodes and assemblies business (the “Disposal Group”) to Micross Components, Inc. for approximately $30 million in an all-cash transaction. See Note 2, Divestitures, for additional information.
Impact of COVID-19 and Macroeconomic Conditions
The COVID-19 pandemic has significantly affected health and economic conditions throughout the United States ("U.S.") and the rest of the world including Asia, where a significant percentage of our customers, suppliers, third party foundries and subcontractors are located. As a result of the pandemic, certain of our facilities and the third-party foundries and assembly and test contractors to which we outsource our manufacturing functions, have had to periodically reduce or suspend operations. The disruption experienced during such closures has resulted in reduced production of our products, delays for delivery of our products to our customers, and reduced ability to receive supplies, which have had and may continue to have, individually and in the aggregate, an adverse effect on our results.
Currently, customer demand remains strong and supply tight, with many of our suppliers running at or near capacity and our customers competing for limited inventory. While we have increased our inventory levels to prepare for our strong backlog of orders, higher demand and to minimize the impact of potential supply shortages, we cannot provide assurance that we will have sufficient inventory if this high level of demand is sustained over the longer term. In addition, the prices to obtain raw materials and convert them into the necessary inventory have increased in certain cases, and may continue to increase, including due to current inflationary pressures. While we have been largely successful with passing on selective price increases to our customers, we cannot provide assurance that all future potential price increases can be absorbed through increased pricing to our customers.
We believe we have good visibility going into the second quarter of fiscal year 2023; however, it is unknown how much of the increased demand reflects real end market strength. We believe the general supply chain constraints in the industry may be motivating certain customers to increase their orders and inventory levels to protect against supply risk. To the extent that this cautionary purchasing is occurring, we could experience a decrease in future demand as potential excess inventory is worked down.
Factors Affecting Our Performance
Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include cancellation provisions in their purchase orders. As a result of current macro conditions where demand is exceeding supply and we are seeing global shortages, lead times may continue to expand, resulting in fewer orders being shipped and received in the same quarter. Orders received and shipped in the first quarters of fiscal years 2023 and 2022 represented 1% and 18% of net sales, respectively. Sales made directly to customers during the first quarters of fiscal years 2023 and 2022 were 11% and 14% of net sales, respectively. The remaining sales were made through independent distributors. The decline in direct sales is due to customers electing to leverage the value of distribution to better manage their supply chain.
Our business relies on foreign-based entities. Many of our third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries or territories including Taiwan and China. Foreign sales constituted approximately 88% and 89% of our net sales during the first quarters of fiscal years 2023 and 2022, respectively. Approximately 76% and 78% of our sales during the first quarters of fiscal years 2023 and 2022, respectively, were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada and Mexico. Doing business in foreign locations also subjects us to export restrictions and trade laws, which may limit our ability to sell to certain customers.
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

	Three Months Ended
	May 1, 2022	May 2, 2021
Net sales	100.0%	100.0%
Cost of sales	35.6%	38.5%
Gross profit	64.4%	61.5%
Operating costs and expenses:
Selling, general and administrative	21.5%	22.8%
Product development and engineering	19.2%	21.6%
Intangible amortization	0.5%	0.8%
Total operating costs and expenses	41.2%	45.1%
Operating income	23.3%	16.4%
Interest expense	(0.6)%	(0.7)%
Non-operating income, net	0.1%	0.1%
Investment impairments and credit loss reserves	—%	(0.1)%
Income before taxes and equity in net gains of equity method investments	22.8%	15.6%
Provision for income taxes	4.0%	1.9%
Net income before equity in net gains of equity method investments	18.8%	13.7%
Equity in net gains of equity method investments	—%	—%
Net income	18.8%	13.8%
Net loss attributable to noncontrolling interest	—%	—%
Net income attributable to common stockholders	18.8%	13.8%
Percentages may not add precisely due to rounding.
Our regional mix of income (loss) before taxes and equity in net gains (losses) of equity method investments was as follows:

	Three Months Ended
(in thousands)	May 1, 2022	May 2, 2021
Domestic	$(4,782)	$(5,484)
Foreign	50,875	32,102
Total	$46,093	$26,618
Domestic performance includes higher levels of share-based compensation compared to foreign operations.
Comparison of the Three Months Ended May 1, 2022 and May 2, 2021
Net Sales
The following table summarizes our net sales by major end market:

	Three Months Ended
(in thousands, except percentages)	May 1, 2022		May 2, 2021
Infrastructure	$76,194	37%	$61,350	36%
High-End Consumer	47,826	24%	53,816	32%
Industrial	78,129	39%	55,206	32%
Total	$202,149	100%	$170,372	100%
Net sales for the first quarter of fiscal year 2023 were $202.1 million, an increase of 18.7% compared to $170.4 million for the first quarter of fiscal year 2022. Net sales from our industrial end market increased $22.9 million versus the prior year primarily due to an approximately $19 million increase in LoRa-enabled product sales led by an increase in pico gateways. We experienced an increase of $14.8 million in net sales from our infrastructure end market, primarily driven by an approximately $14 million increase in PON sales. Net sales from our high-end consumer end market decreased $6.0 million primarily driven by an approximately $11 million decrease in our proximity sensing products, partially offset by an approximately $3 million increase in TVS consumer product sales including wearables, mobile computers and smartphones.
Based on booking trends and our backlog entering the quarter, we estimate net sales for the second quarter of fiscal year 2023 to be between $203.0 million and $213.0 million. The range of guidance reflects continued uncertainty regarding macro-related events and those associated with the COVID-19 pandemic discussed above.
The following table summarizes our net sales by reportable segment:

	Three Months Ended
(in thousands, except percentages)	May 1, 2022		May 2, 2021
	Net Sales	% Net Sales	Net Sales	% Net Sales	Change
High-Performance Analog Group	$146,601	73%	$125,202	73%	17%
System Protection Group	55,548	27%	45,170	27%	23%
Total	$202,149	100%	$170,372	100%	19%
Net sales from our High-Performance Analog Group increased $21.4 million in the first quarter of fiscal year 2023 compared to the first quarter of fiscal year 2022 primarily driven by an approximately $19 million increase in LoRa-enabled product sales led by an increase in pico gateways and an approximately $14 million increase in PON sales, partially offset by an approximately $11 million decline in proximity sensing products. Net sales from our System Protection Group increased $10.4 million in the first quarter of fiscal year 2023 compared to the first quarter of fiscal year 2022 primarily driven by an approximately $7 million increase in industrial automation and automotive sales and an approximately $3 million increase in TVS consumer product sales, including wearables, mobile computers and smartphones.
Gross Profit
The following table summarizes our gross profit and gross margin by reportable segment:

	Three Months Ended
(in thousands, except percentages)	May 1, 2022		May 2, 2021
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
High-Performance Analog Group	$102,061	69.6%	$83,080	66.4%
System Protection Group	29,187	52.5%	22,741	50.3%
Unallocated costs, including share-based compensation	(995)		(960)
Total	$130,253	64.4%	$104,861	61.5%
In the first quarter of fiscal year 2023, gross profit increased to $130.3 million from $104.9 million in the first quarter of fiscal year 2022 as a result of higher sales. This increase included a $19.0 million increase from our High-Performance Analog Group and a $6.4 million increase from our System Protection Group, both of which experienced higher demand and implemented price increases to offset higher manufacturing costs during the first quarter of fiscal year 2023.
Our gross margin was 64.4% in the first quarter of fiscal year 2023, compared to 61.5% in the first quarter of fiscal year 2022. Gross margin in our High-Performance Analog Group was 69.6% in the first quarter of fiscal year 2023, compared to 66.4% in the first quarter of fiscal year 2022, reflecting higher margins in 10G PON and 2.5G PON, as well as a favorable product mix related to LoRa-enabled products. Gross margin in our System Protection Group was 52.5% in the first quarter of fiscal year 2023, compared to 50.3% in the first quarter of fiscal year 2022, reflecting a more favorable industrial automation and automotive product mix.
The majority of our manufacturing is outsourced, resulting in relatively low fixed manufacturing costs and variable costs that highly correlate with volume. For the second quarter of fiscal year 2023, we expect our gross margins to be in the range of 64.1% to 65.5%.
Despite the capacity constraints within the industry, we expect overall gross profit for the second quarter of fiscal year 2023 to benefit from continued revenue growth. We have increased our inventory levels to try to meet the strong backlog of orders and higher demand, as well as to minimize the impact of potential supply shortages.

Operating Costs and Expenses

	Three Months Ended				Change
(in thousands, except percentages)	May 1, 2022		May 2, 2021
Selling, general and administrative	$43,364	52%	$38,804	50%	12%
Product development and engineering	38,789	47%	36,790	48%	5%
Intangible amortization	1,048	1%	1,298	2%	(19)%
Total operating costs and expenses	$83,201	100%	$76,892	100%	8%
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses increased $4.6 million in the first quarter of fiscal year 2023 compared to the first quarter of fiscal year 2022 primarily as a result of a $1.8 million increase in performance-based compensation, which is comprised of bonus and share-based compensation, a $0.7 million increase in transaction costs including costs related to the divestiture of our high reliability discrete diodes and assemblies business in May 2022, a $0.5 million increase in depreciation expense and a $0.5 million increase in our environmental reserve.
Product Development and Engineering Expenses
Product development and engineering expenses increased $2.0 million in the first quarter of fiscal year 2023 compared to the first quarter of fiscal year 2022 primarily as a result of a $3.1 million increase in staffing-related costs, including performance-based compensation, partially offset by a $1.6 million decrease in operating supplies and contracted research, as well as fluctuations in the timing of development activities. The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services, which are typically recorded as a reduction to product development and engineering expense.
Intangible Amortization
Intangible amortization was $1.0 million and $1.3 million for the first quarters of fiscal years 2023 and 2022, respectively. This decrease was primarily due to certain finite-lived intangible assets associated with the acquisition of Trackio International AG, which became fully amortized during fiscal year 2022.
Interest Expense
Interest expense, including amortization of debt discounts and issuance costs, remained flat at $1.2 million for the first quarters of fiscal years 2023 and 2022.
Investment Impairments and Credit Loss Reserves
During the first quarter of fiscal year 2023, investment impairments and credit loss reserves totaled a loss of $0.02 million due to adjustments to our credit loss reserve for our available-for-sale debt securities, and we did not record any impairments on our non-marketable equity investments. During the first quarter of fiscal year 2022, investment impairments and credit loss reserves totaled a loss of $0.2 million due to adjustments to our credit loss reserve for our available-for-sale debt securities, and we did not record any impairments on our non-marketable equity investments.
Provision for Income Taxes
The effective tax rates for the first quarters of fiscal years 2023 and 2022 were provision rates of 17.5% and 12.0%, respectively. In the first quarter of fiscal year 2023, we recorded income tax expense of $8.1 million, compared to $3.2 million in the first quarter of fiscal year 2022. The increase to our effective tax rate for the first quarter of fiscal year 2023 compared to the first quarter of fiscal year 2022 was mainly due to an increase in global intangible low-taxed income ("GILTI"), driven by the capitalization of research and development ("R&D") costs as mandated by The Tax Cuts and Jobs Act. The effective tax rates in the first quarters of fiscal years 2023 and 2022 differ from the statutory federal income tax rate of 21% primarily due to a regional mix of income, impact of GILTI and R&D tax credits. We have elected to treat GILTI as a period cost and the additional capitalization of R&D costs within GILTI increases our provision for income taxes.
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
We believe that our cash on hand, cash available from future operations and available borrowing capacity under our Credit Facility (as defined below) are sufficient to meet liquidity requirements for at least the next 12 months, including funds needed for our material cash requirements. As of May 1, 2022, we had $275.2 million in cash and cash equivalents and $417.0 million of undrawn capacity on our Credit Facility (as defined below). In addition, on May 3, 2022, we sold our high reliability discrete diodes and assemblies business for approximately $30 million in an all-cash transaction. Over the longer-term, we believe our strong cash-generating business model will continue to provide adequate liquidity to fund our normal operations, which have minimal capital intensity. To the extent that we enter into acquisitions or strategic partnerships, we may be required to raise additional capital through debt issuances or equity offerings. In addition, we expect to refinance our Credit Facility ahead of its maturity in November 2024. While we have not had issues securing favorable financing historically, there is no assurance that we will be able to refinance or secure additional capital at favorable terms, or at all in the future.
A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of May 1, 2022, our foreign subsidiaries held approximately $256.5 million of cash and cash equivalents, compared to $221.9 million at January 30, 2022.
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
In the first three months of fiscal year 2023, we borrowed $10.0 million against our Credit Facility. In the first three months of fiscal year 2022, we made payments on our Credit Facility that totaled $4.0 million. As of May 1, 2022, we had $183.0 million of outstanding borrowings against our Credit Facility, which had $417.0 million of undrawn capacity.
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
In the first quarter of fiscal year 2021, we entered into an interest rate swap agreement with a three-year term to hedge the variability of interest payments on the first $150.0 million of debt outstanding under our Credit Facility. Based on our current leverage ratio as of May 1, 2022, interest payments on the first $150.0 million of debt outstanding under our Credit Facility are fixed at 1.9775%.
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
The Credit Agreement contains customary covenants, including limitations on our ability to, among other things, incur indebtedness, create liens on assets, engage in certain fundamental corporate changes, make investments, repurchase stock, pay dividends or make similar distributions, engage in certain affiliate transactions, or enter into agreements that restrict our ability to create liens, pay dividends or make loan repayments. In addition, we must comply with financial covenants, including maintaining a maximum consolidated leverage ratio, determined as of the last day of each fiscal quarter, of 3.50 to 1.00 or less, provided that, such maximum consolidated leverage ratio may be increased to 4.00 to 1.00 for the four consecutive fiscal quarters ending on or after the date of consummation of a permitted acquisition that constitutes a "Material Acquisition" under the Credit Agreement, subject to the satisfaction of certain conditions. As of May 1, 2022, we were in compliance with the covenants in our Credit Agreement.
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
Purchases under our Stock Repurchase Program
We currently have in effect a stock repurchase program that was initially approved by our Board of Directors in March 2008. This program represents one of our principal efforts to return value to our stockholders. We repurchased 762,093 shares of our common stock under this program in the first three months of fiscal year 2023 for $50.0 million. In the first three months of fiscal year 2022, we repurchased 360,942 shares under this program for $25.0 million. As of May 1, 2022, the remaining authorization under this program was $209.4 million. We intend to fund repurchases under the program from cash on hand and borrowings on our Credit Facility. We have no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.
Working Capital
Working capital, defined as total current assets less total current liabilities, fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing materials and increase production. In addition, our working capital may be affected by potential acquisitions and transactions involving our debt instruments. Although investments made to fund working capital will reduce our cash balances, these investments are necessary to support business and operating initiatives. Our working capital, excluding cash and cash equivalents, was $109.8 million and $94.3 million as of May 1, 2022 and January 30, 2022, respectively. Our working capital, including cash and cash equivalents, was $385.0 million and $373.9 million as of May 1, 2022 and January 30, 2022, respectively.
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

In summary, our cash flows for each period were as follows:

	Three Months Ended
(in thousands)	May 1, 2022	May 2, 2021
Net cash provided by operating activities	$50,051	$32,585
Net cash used in investing activities	(10,315)	(8,655)
Net cash used in financing activities	(44,153)	(34,602)
Net decrease in cash and cash equivalents	$(4,417)	$(10,672)
Operating Activities
Net cash provided by operating activities is driven by net income adjusted for non-cash items and fluctuations in operating assets and liabilities.
Operating cash flows for the first three months of fiscal year 2023 compared to the first three months of fiscal year 2022 were favorably impacted by an 18.7% increase in net sales and unfavorably impacted by a $7.1 million incremental increase in inventory spend.
Investing Activities
Net cash used in investing activities was primarily attributable to capital expenditures, premiums paid for corporate-owned life insurance and purchases of investments, offset by proceeds from corporate-owned life insurance.
Capital expenditures were $8.3 million for the first three months of fiscal year 2023, compared to $5.8 million for the first three months of fiscal year 2022. In the first three months of fiscal years 2023 and 2022, we made significant investments to update and expand our production capabilities.
In the first three months of fiscal year 2023, we paid $2.0 million for strategic investments, including investments in companies that are enabling the LoRa and LoRaWAN®-based ecosystem, compared to $2.9 million of investments in the first three months of fiscal year 2022.
In the first three months of fiscal year 2023, we received $2.7 million of proceeds from a corporate-owned life insurance death benefit, which included a $1.6 million gain. All $2.7 million of the proceeds were re-invested into our corporate-owned life insurance policy in order to provide substantive coverage for our deferred compensation liability.
Financing Activities
Net cash used in financing activities is primarily attributable to repurchases of outstanding common stock, payments related to employee share-based compensation payroll taxes and payments on our Credit Facility, offset by proceeds from stock option exercises.
In the first three months of fiscal year 2023, we paid $4.6 million for employee share-based compensation payroll taxes and received $0.4 million in proceeds from the exercise of stock options, compared to payments of $6.2 million for employee share-based compensation payroll taxes and proceeds of $0.6 million from the exercise of stock options in the first three months of fiscal year 2022. We do not directly control the timing of the exercise of stock options. Such exercises are independent decisions made by grantees and are influenced most directly by the stock price and the expiration dates of stock option awards. Such proceeds are difficult to forecast, resulting from several factors that are outside our control. We believe that such proceeds will remain a nominal source of cash in the future.
Critical Accounting Estimates
Our critical accounting estimates are disclosed in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of our Annual Report on Form 10-K. There have been no significant changes to our policies during the three months ended May 1, 2022. For a discussion of recent accounting pronouncements, see Note 1 to our interim unaudited condensed consolidated financial statements.
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
ITEM 3.Quantitative and Qualitative Disclosures About Market Risk
We are subject to a variety of market risks, including commodity risk and the risks related to foreign currency, interest rates and market performance that are discussed in Item 7A of our Annual Report on Form 10-K. Many of the factors that can have an impact on our market risk are external to us, and so we are unable to fully predict them.
We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign exchange rates of 10% for all currencies could be experienced in the near-term. These reasonably possible adverse changes were applied to our total monetary assets and liabilities denominated in currencies other than our functional currency as of the end of our first quarter of fiscal year 2023. The adverse impact these changes would have had (after taking into account balance sheet hedges only) would not have had a material impact on our income before taxes.
We are subject to interest rate risk in connection with the portion of the outstanding debt under our Credit Facility that bears interest at a variable rate as of May 1, 2022. During fiscal year 2021, we entered into an interest rate swap agreement with a three-year term to hedge the variability of interest payments on the first $150.0 million of debt outstanding under our Credit Facility. Based on our current leverage ratio as of May 1, 2022, interest payments on the first $150.0 million of our debt outstanding under our Credit Facility are fixed at 1.9775%. See above under "Liquidity and Capital Resources - Credit Facility" for the interest rates applicable to U.S. and Alternative Currencies borrowings under our Credit Facility in excess of $150.0 million. Based upon the amount of our outstanding indebtedness as of May 1, 2022, a one percentage point increase in LIBOR would not have a material impact on our interest expense as only $33.0 million of our outstanding debt balance remains subject to a floating rate.
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
Interest rates also affect our return on excess cash and investments. As of May 1, 2022, we had $275.2 million of cash and cash equivalents. A majority of our cash and cash equivalents generate interest income based on prevailing interest rates. Interest income, net of reserves, generated by our investments and cash and cash equivalents was not material in the first quarter of fiscal year 2023. A significant change in interest rates would impact the amount of interest income generated from our cash and investments. It would also impact the market value of our investments.
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

ITEM 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our CEO and CFO concluded that, our disclosure controls and procedures were effective as of May 1, 2022.
Changes in Internal Controls
As of May 1, 2022, there were no changes to our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.Legal Proceedings
Information about our material legal proceedings is set forth in Note 12 to the interim unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report and incorporated by reference herein.
ITEM 1A.Risk Factors
Please carefully consider and evaluate all of the information in this Quarterly Report and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 30, 2022. If any of these risks actually occur, our business could be materially harmed. If our business is harmed, the trading price of our common stock could decline.
The risk factors associated with our business have not materially changed as compared to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2022.
ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchase of Equity Securities
This table provides information with respect to purchases by us of shares of our common stock during the first quarter of fiscal year 2023.

Fiscal Month/Year	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
February 2022 (01/31/22-02/27/22)	—	$—	—	$259.4	million
March 2022 (02/28/22-03/27/22)	126,060	70.25	126,060	$250.5	million
April 2022 (03/28/22-05/01/22)	636,033	64.69	636,033	$209.4	million
Total activity	762,093	$65.61	762,093
(1)The Company maintains an active stock repurchase program that was initially approved by our Board of Directors in March 2008. The stock repurchase program does not have an expiration date and our Board of Directors has authorized expansion of the program over the years. As of May 1, 2022, we have repurchased $589.0 million in shares of our common stock under the program since inception and the current remaining authorization under our stock repurchase program is $209.4 million. Under our stock repurchase program, we may repurchase our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. Our repurchases may be made through Rule 10b5-1 and/or Rule10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. We intend to fund repurchases under the program from cash on hand and borrowings on our Credit Facility. We have no obligation to repurchase any shares under the stock repurchase program and may suspend or discontinue it at any time.
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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flow and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2022, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMTECH CORPORATION
Registrant

Date:	June 1, 2022	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer
(Principal Executive Officer; Duly Authorized Officer)

Date:	June 1, 2022	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)