Form 10-Q
period 2022-07-31
SEMTECH CORP
filed 2022-08-31
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Number of shares of common stock, $0.01 par value per share, outstanding at August 26, 2022: 63,516,341

SEMTECH CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2022

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
Special Note Regarding Forward-Looking and Cautionary Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as future financial performance, future operational performance, the anticipated impact of specific items on future earnings, and our plans, objectives and expectations. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "estimate," "should," "will," "designed to," "projections," or "business outlook," or other similar expressions constitute forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results and events to differ materially from those projected. Potential factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: the failure of Sierra Wireless, Inc. (“Sierra Wireless”) to obtain shareholder approval as required for the proposed acquisition; the failure to obtain regulatory approvals required for the closing of the proposed acquisition, including the approval of the Supreme Court of British Columbia; the failure to satisfy the conditions to the closing of the proposed acquisition; the effect of the announcement of the proposed acquisition on the ability of the Company or Sierra Wireless to retain and hire key personnel and maintain business relationships with customers, suppliers and others with whom they each do business, or on the Company’s or Sierra Wireless’ operating results, the market price of common stock and business generally; potential legal proceedings relating to the proposed acquisition and the outcome of any such legal proceeding; the inherent risks, costs and uncertainties associated with integrating the businesses successfully and risks of not achieving all or any of the anticipated benefits of the proposed acquisition, or the risk that the anticipated benefits of the proposed acquisition may not be fully realized or take longer to realize than expected; the occurrence of any event, change or other circumstances that could give rise to the termination of the arrangement agreement; the risk that the proposed acquisition will not be consummated within the expected time period, or at all; the uncertainty surrounding the impact and duration of supply chain constraints and any associated disruptions; the uncertainty surrounding the impact and duration of the COVID-19 pandemic; export restrictions and laws affecting the Company's trade and investments and tariffs or the occurrence of trade wars; worldwide economic and political disruptions, including as a result of inflation and the current conflict between Russia and Ukraine; competitive changes in the marketplace including, but not limited to, the pace of growth or adoption rates of applicable products or technologies; downturns in the business cycle; decreased average selling prices of the Company’s products; the Company’s reliance on a limited number of suppliers and subcontractors for components and materials; changes in projected or anticipated end-user markets; and the Company's ability to forecast and achieve anticipated net sales and earnings estimates in light of periodic economic uncertainty, including impacts arising from Asian, European and global economic dynamic; and those factors set forth under "Risk Factors" in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2022 and under “Risk Factors” in this Quarterly Report on Form 10-Q, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with SEC. In light of the significant risks and uncertainties inherent in the forward-looking information included herein that may cause actual performance and results to differ materially from those predicted, any such forward-looking information should not be regarded as representations or guarantees by the Company of future performance or results, or that its objectives or plans will be achieved, or that any of its operating expectations or financial forecasts will be realized. Reported results should not be considered an indication of future performance. Investors are cautioned not to place undue reliance on any forward-looking information contained herein, which reflect management’s analysis only as of the date hereof. Except as required by law, the Company assumes no obligation to publicly release the results of any update or revision to any forward-looking statement that may be made to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated or future events, or otherwise.
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

PART I - FINANCIAL INFORMATION

ITEM 1.Financial Statements

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Net sales	$209,254	$185,004	$411,403	$355,376
Cost of sales	73,435	69,572	145,331	135,083
Gross profit	135,819	115,432	266,072	220,293
Operating costs and expenses, net:
Selling, general and administrative	48,119	41,977	91,483	80,781
Product development and engineering	40,601	35,497	79,390	72,287
Intangible amortization	1,048	1,298	2,096	2,596
Gain on sale of business	(17,986)	—	(17,986)	—
Total operating costs and expenses, net	71,782	78,772	154,983	155,664
Operating income	64,037	36,660	111,089	64,629
Interest expense	(1,259)	(1,185)	(2,456)	(2,384)
Non-operating income, net	125	213	387	307
Investment impairments and credit loss reserves, net	429	(468)	405	(714)
Income before taxes and equity in net gains of equity method investments	63,332	35,220	109,425	61,838
Provision for income taxes	12,019	2,963	20,088	6,161
Net income before equity in net gains of equity method investments	51,313	32,257	89,337	55,677
Equity in net gains of equity method investments	283	674	307	752
Net income	51,596	32,931	89,644	56,429
Net loss attributable to noncontrolling interest	(2)	(2)	(3)	(4)
Net income attributable to common stockholders	$51,598	$32,933	$89,647	$56,433
Earnings per share:
Basic	$0.81	$0.51	$1.41	$0.87
Diluted	$0.81	$0.50	$1.39	$0.86
Weighted-average number of shares used in computing earnings per share:
Basic	63,500	64,721	63,725	64,905
Diluted	63,977	65,584	64,270	65,849
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Net income	$51,596	$32,931	$89,644	$56,429
Other comprehensive income, net:
Unrealized gain on foreign currency cash flow hedges, net	546	—	546	—
Reclassifications of realized gain on foreign currency cash flow hedges, net to net income	(142)	—	(142)	—
Unrealized gain on interest rate cash flow hedges, net	307	265	1,564	729
Reclassifications of realized gain on interest rate cash flow hedges, net to net income	(174)	(187)	(54)	(366)
Reclassification of cumulative translation gain to net income	(48)	—	(48)	—
Change in defined benefit plans, net	23	159	46	314
Other comprehensive income, net	512	237	1,912	677
Comprehensive income	52,108	33,168	91,556	57,106
Comprehensive loss attributable to noncontrolling interest	(2)	(2)	(3)	(4)
Comprehensive income attributable to common stockholders	$52,110	$33,170	$91,559	$57,110
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	July 31, 2022	January 30, 2022
Assets
Current assets:
Cash and cash equivalents	$362,150	$279,601
Accounts receivable, less allowances of $748 and $747, respectively	71,105	71,507
Inventories	107,628	114,003
Prepaid taxes	2,298	5,983
Other current assets	33,905	31,201
Total current assets	577,086	502,295
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $253,583 and $254,764, respectively	134,015	134,940
Deferred tax assets	26,977	27,803
Goodwill	350,306	351,141
Other intangible assets, net	4,708	6,804
Other assets	106,740	107,928
TOTAL ASSETS	$1,199,832	$1,130,911
Liabilities and Equity
Current liabilities:
Accounts payable	$53,759	$50,695
Accrued liabilities	86,370	77,704
Total current liabilities	140,129	128,399
Non-current liabilities:
Deferred tax liabilities	1,159	1,132
Long term debt	171,917	171,676
Other long-term liabilities	87,581	91,929

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 63,516,341 outstanding and 78,136,144 issued and 64,098,565 outstanding, respectively	785	785
Treasury stock, at cost, 14,619,803 shares and 14,037,579 shares, respectively	(594,449)	(549,942)
Additional paid-in capital	506,178	491,956
Retained earnings	886,507	796,860
Accumulated other comprehensive loss	(163)	(2,075)
Total stockholders’ equity	798,858	737,584

Noncontrolling interest	188	191
Total equity	799,046	737,775
TOTAL LIABILITIES AND EQUITY	$1,199,832	$1,130,911
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended July 31, 2022
	Common Stock					Accumulated Other Comprehensive Loss
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Earnings		Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at May 1, 2022	63,466,933	$785	$(596,187)	$496,151	$834,909	$(675)	$734,983	$190	$735,173
Net income	—	—	—	—	51,598	—	51,598	(2)	51,596
Other comprehensive income	—	—	—	—	—	512	512	—	512
Share-based compensation	—	—	—	12,608	—	—	12,608	—	12,608
Treasury stock reissued	49,408	—	1,738	(2,581)	—	—	(843)	—	(843)
Balance at July 31, 2022	63,516,341	$785	$(594,449)	$506,178	$886,507	$(163)	$798,858	$188	$799,046

	Six Months Ended July 31, 2022
	Common Stock					Accumulated Other Comprehensive Loss
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Earnings		Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at January 30, 2022	64,098,565	$785	$(549,942)	$491,956	$796,860	$(2,075)	$737,584	$191	$737,775
Net income	—	—	—	—	89,647	—	89,647	(3)	89,644
Other comprehensive income	—	—	—	—	—	1,912	1,912	—	1,912
Share-based compensation	—	—	—	24,711	—	—	24,711	—	24,711
Repurchase of common stock	(762,093)	—	(50,000)	—	—	—	(50,000)	—	(50,000)
Treasury stock reissued	179,869	—	5,493	(10,489)	—	—	(4,996)	—	(4,996)
Balance at July 31, 2022	63,516,341	$785	$(594,449)	$506,178	$886,507	$(163)	$798,858	$188	$799,046
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

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	July 31, 2022	August 1, 2021
Cash flows from operating activities:
Net income	$89,644	$56,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,998	15,221
Amortization of right-of-use assets	2,302	2,182
Investment impairments and credit loss reserves, net	(405)	714
Accretion of deferred financing costs and debt discount	241	241
Deferred income taxes	261	719
Share-based compensation	24,143	23,356
(Gain) loss on disposition of business operations and assets	(17,978)	2
Equity in net gains of equity method investments	(307)	(752)
Corporate-owned life insurance, net	831	3,626
Changes in assets and liabilities:
Accounts receivable, net	402	(2,629)
Inventories	(15)	(15,537)
Other assets	2,836	2,434
Accounts payable	5,676	2,274
Accrued liabilities	7,230	2,874
Other liabilities	(2,530)	(5,555)
Net cash provided by operating activities	127,329	85,599
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	—	42
Purchase of property, plant and equipment	(15,583)	(12,732)
Proceeds from sale of investments	2,275	—
Purchase of investments	(3,288)	(3,177)
Proceeds from sale of business, net of cash disposed	26,812	—
Proceeds from corporate-owned life insurance	2,676	—
Premiums paid for corporate-owned life insurance	(2,676)	—
Net cash provided by (used in) investing activities	10,216	(15,867)
Cash flows from financing activities:
Proceeds from revolving line of credit	10,000	—
Payments of revolving line of credit	(10,000)	(4,000)
Payment for employee share-based compensation payroll taxes	(5,616)	(7,289)
Proceeds from exercise of stock options	620	2,323
Repurchase of common stock	(50,000)	(67,000)
Net cash used in financing activities	(54,996)	(75,966)
Net increase (decrease) in cash and cash equivalents	82,549	(6,234)
Cash and cash equivalents at beginning of period	279,601	268,891
Cash and cash equivalents at end of period	$362,150	$262,657
Supplemental disclosure of cash flow information:
Interest paid	$1,931	$2,120
Income taxes paid	$5,375	$3,163
Non-cash investing and financing activities:
Accounts payable related to capital expenditures	$3,384	$2,872
Conversion of notes into equity	$—	$626
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
Fiscal Year
The Company reports results on the basis of 52 and 53-week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in the fourth quarter of 53-week years. The second quarters of fiscal years 2023 and 2022 each consisted of 13 weeks.
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
Accounting Guidance Issued, but not yet Adopted as of July 31, 2022
In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2021-08, “Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistencies related to recognition of an acquired contract liability, and to payment terms and their effect on subsequent revenue recognized by the acquirer. Among other changes, this ASU requires that an acquirer account for acquired revenue contracts in accordance with Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers," as if it had originated the contracts. If the acquirer is unable to assess or rely on how the acquiree applied ASC 606, the acquirer should consider the terms of the acquired contracts as of the contract inception or contract modification date in applying ASC 606 to determine what should be recorded at the acquisition date. The amendments also provide certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination. The guidance is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

Note 2: Acquisition and Divestiture
Proposed Transaction with Sierra Wireless, Inc.
Arrangement Agreement
On August 2, 2022, the Company entered into an Arrangement Agreement (the “Arrangement Agreement”) with Sierra Wireless, Inc., a corporation existing under the Canada Business Corporations Act (“Sierra Wireless”), and 13548597 Canada Inc., a corporation formed under the Canada Business Corporations Act, and the Company's wholly owned subsidiary (“Purchaser”), pursuant to which, among other things, Purchaser will acquire all of the issued and outstanding common shares of Sierra Wireless (the “Arrangement”). The Arrangement will be implemented by way of a plan of arrangement (the “Plan of Arrangement”) in accordance with the Canada Business Corporations Act. On the terms and subject to the conditions of the Arrangement Agreement and the Plan of Arrangement, at the effective time of the Arrangement (the “Effective Time”), each common share of Sierra Wireless that is issued and outstanding immediately prior to the Effective Time will be transferred to the Purchaser in consideration for the right to receive $31.00 USD per share of Sierra Wireless’ common shares, in an all-cash transaction representing total purchase consideration of approximately $1.2 billion.
The closing of the Arrangement is subject to customary closing conditions, including: (i) approval by the securityholders of Sierra Wireless; (ii) receipt of applicable regulatory approvals, including approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), from the Federal Trade Commission and the U.S. Department of Justice and approval under the Competition Act (Canada); (iii) approval by the Supreme Court of British Columbia; (iv) the absence of any law, injunction or other governmental order that prohibits the consummation of the Arrangement; and (v) other customary closing conditions, including the accuracy of the other party’s representations and warranties (subject to certain materiality qualifications), and each party’s compliance with its covenants and agreements contained in the Arrangement Agreement.
Assuming the timely satisfaction of the conditions to closing, the Company expects the Arrangement will close during its fiscal year 2023. Until close, the Company and Sierra Wireless will remain separate independent companies.
Divestiture
On May 3, 2022, the Company completed the divestiture of its high reliability discrete diodes and assemblies business (the “Disposal Group”) to Micross Components, Inc. for $26.8 million, net of cash disposed, in an all-cash transaction. The divestiture resulted in a gain of $18.0 million for the three and six months ended July 31, 2022, which was recorded in "Gain on sale of business" in the Statements of Income. As a result of the transaction, the Company disposed of $0.8 million of goodwill based on the relative fair value of the Disposal Group and the portion of the Wireless and Sensing reporting unit that will be retained. The estimated fair value of the Disposal Group less estimated costs to sell exceeded its carrying amount as of the transaction date. As the sale of the Disposal Group is not considered a strategic shift that will have a major effect on the Company’s operations or financial results, it is not reported as discontinued operations.

Note 3: Earnings per Share
The computation of basic and diluted earnings per share was as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Net income attributable to common stockholders	$51,598	$32,933	$89,647	$56,433

Weighted-average shares outstanding–basic	63,500	64,721	63,725	64,905
Dilutive effect of share-based compensation	477	863	545	944
Weighted-average shares outstanding–diluted	63,977	65,584	64,270	65,849

Earnings per share:
Basic	$0.81	$0.51	$1.41	$0.87
Diluted	$0.81	$0.50	$1.39	$0.86

Anti-dilutive shares not included in the above calculations	210	4	83	—
Diluted earnings per share incorporates the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of non-qualified stock options and the vesting of restricted stock units and market-condition restricted stock unit awards if certain conditions have been met, but excludes such incremental shares that would have an anti-dilutive effect.

Note 4: Share-Based Compensation
Financial Statement Effects and Presentation
Pre-tax share-based compensation was included in the Statements of Income as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Cost of sales	$610	$651	$1,385	$1,369
Selling, general and administrative	8,588	7,098	14,720	14,457
Product development and engineering	4,052	3,768	8,038	7,530
Total share-based compensation	$13,250	$11,517	$24,143	$23,356
Restricted Stock Units, Employees
The Company grants restricted stock units to certain employees, which are expected to be settled with shares of the Company's common stock. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date, based on the fair value of the Company's common stock at the grant date, and recognized as share-based compensation expense over the requisite vesting period (typically 4 years). In the six months ended July 31, 2022, the Company granted 245,851 restricted stock units to employees.
Restricted Stock Units, Non-Employee Directors
The Company maintains a compensation program pursuant to which restricted stock units are granted to the Company’s directors that are not employed by the Company or any of its subsidiaries. Under the Company's director compensation program, a portion of the restricted stock units granted under the program will be settled in cash and a portion will be settled in shares of the Company's common stock. Restricted stock units awarded under the program are scheduled to vest on the earlier of (i) one year after the grant date or (ii) the day immediately preceding the Company's annual meeting of stockholders in the year following the grant. The portion of a restricted stock unit award under the program that is to be settled in cash will, subject to vesting, be settled when the director who received the award separates from the board of directors. The portion of a restricted stock unit award under the program that is to be settled in shares of the Company's common stock will, subject to vesting, be settled promptly following vesting. In the six months ended July 31, 2022, the Company granted to the non-employee directors 15,579 restricted stock units that settle in cash and 15,579 restricted stock units that settle in shares.
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
In the six months ended July 31, 2022, the Company granted 125,399 TSR Awards, which are accounted for as equity awards. The market condition is determined based upon the Company’s TSR benchmarked against the TSR of the S&P SPDR Semiconductor ETF (NYSE:XSD) over one, two and three year periods (one-third of the awards vesting each performance period). Generally, the fiscal year 2023 TSR Award recipients must be employed for the entire performance period and be an active employee at the time of vesting of the awards. The grant-date fair value per unit of the TSR Awards granted in the six months ended July 31, 2022 for each one, two and three year performance period was $57.92, $68.94 and $75.69, respectively.

Note 5: Available-for-sale securities
The following table summarizes the values of the Company’s available-for-sale securities:

	July 31, 2022			January 30, 2022
(in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gain/(Loss)	Fair Value	Amortized Cost	Gross Unrealized Gain/(Loss)
Convertible debt	$13,403	$14,983	$(1,580)	$12,872	$14,401	$(1,529)
Total available-for-sale securities	$13,403	$14,983	$(1,580)	$12,872	$14,401	$(1,529)
The following table summarizes the maturities of the Company’s available-for-sale securities:

	July 31, 2022
(in thousands)	Fair Value	Amortized Cost
Within 1 year	$11,766	$12,593
After 1 year through 5 years	1,637	2,390
Total available-for-sale securities	$13,403	$14,983
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

	July 31, 2022				January 30, 2022
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swap agreement	$2,152	$—	$2,152	$—	$229	$—	$229	$—
Total return swap contracts	400	—	400	—	—	—	—	—
Convertible debt	13,403	—	—	13,403	12,872	—	—	12,872
Foreign currency forward contracts	539	—	539	—	—	—	—	—
Total financial assets	$16,494	$—	$3,091	$13,403	$13,101	$—	$229	$12,872

Financial liabilities:
Foreign currency forward contracts	$42	$—	$42	$—	$—	$—	$—	$—
Total return swap contracts	—	—	—	—	257	—	257	—
Total financial liabilities	$42	$—	$42	$—	$257	$—	$257	$—
During the six months ended July 31, 2022, the Company had no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3. As of July 31, 2022 and January 30, 2022, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
The convertible debt investments are valued utilizing a combination of estimates that are based on the estimated discounted cash flows associated with the debt and the fair value of the equity into which the debt may be converted, all of which are Level 3 inputs.
The following table presents a reconciliation of the changes in the convertible debt investments in the six months ended July 31, 2022:

(in thousands)
Balance at January 30, 2022	$12,872
Increase in credit loss reserve	(50)
Interest accrued	581
Balance at July 31, 2022	$13,403
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
The foreign currency forward contracts are measured at fair value using readily available foreign currency forward and interest rate curves (Level 2 inputs). The fair value of each contract is determined by comparing the contract rate to the forward rate and discounting to the present value. Contracts in a gain position are recorded in "Other current assets" and "Other assets" in the Balance Sheets and the value of contracts in a loss position are recorded in "Accrued liabilities" and "Other long term liabilities" in the Balance Sheets. See Note 16, Derivatives and Hedging Activities, for further discussion of the Company’s derivative instruments.
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
Investment Impairments and Credit Loss Reserves
The total credit loss reserve for the Company's held-to-maturity debt securities and available-for-sale debt securities was $4.1 million and $4.5 million as of July 31, 2022 and January 30, 2022, respectively. During each of the three and six months ended July 31, 2022, the Company decreased its expected credit loss reserves by $0.4 million primarily due to a recovery on one of its held-to-maturity debt securities. During the three and six months ended August 1, 2021, the Company increased its expected credit loss reserves by $0.5 million and $0.7 million, respectively, for its available-for-sale debt securities. Credit loss reserves related to the Company’s available-for-sale debt securities and held-to-maturity debt securities with maturities within one year were included in “Other current assets” and with maturities greater than one year were included in “Other assets” in the Balance Sheets.

Note 7: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

(in thousands)	July 31, 2022	January 30, 2022
Raw materials	$3,197	$4,304
Work in progress	79,829	85,445
Finished goods	24,602	24,254
Total inventories	$107,628	$114,003

Note 8: Goodwill and Intangible Assets
Goodwill
The carrying amounts of goodwill by applicable reporting unit were as follows:

(in thousands)	Signal Integrity	Wireless and Sensing	Protection	Total
Balance at January 30, 2022	$274,085	$72,128	$4,928	$351,141
Reduction	—	(835)	—	(835)
Balance at July 31, 2022	$274,085	$71,293	$4,928	$350,306
Goodwill is not amortized, but is tested for impairment at the reporting unit level using either a qualitative or quantitative assessment on an annual basis during the fourth quarter of each fiscal year, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. As of July 31, 2022, there was no indication of impairment of the Company's goodwill balances. As a result of the divestiture of the Disposal Group during the six months ended July 31, 2022, the Company recorded a reduction to its goodwill of $0.8 million based on the relative fair value of the Disposal Group and the portion of the Wireless and Sensing reporting unit that will be retained. See Note 2, Acquisition and Divestiture, for additional information.
Purchased Intangibles
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and technology licenses purchased, which are amortized over their estimated useful lives:

		July 31, 2022			January 30, 2022
(in thousands, except estimated useful life)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technologies	6-8 years	$26,300	$(21,592)	$4,708	$26,300	$(19,496)	$6,804
Total finite-lived intangible assets		$26,300	$(21,592)	$4,708	$26,300	$(19,496)	$6,804
Amortization expense of finite-lived intangible assets recorded in the Statements of Income for each period was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Core technologies	$1,048	$1,298	$2,096	$2,596
Total amortization expense	$1,048	$1,298	$2,096	$2,596
Future amortization expense of finite-lived intangible assets is expected as follows:

(in thousands)
Fiscal Year Ending:
2023 (remaining six months)	$1,906
2024	1,676
2025	288
2026	288
2027	288
Thereafter	262
Total expected amortization expense	$4,708

Note 9: Long-Term Debt
Long-term debt and the current period interest rates were as follows:

(in thousands, except percentages)	July 31, 2022	January 30, 2022
Revolving loans	$173,000	$173,000
Debt issuance costs	(1,083)	(1,324)
Total long-term debt, net of debt issuance costs	$171,917	$171,676
Effective interest rate (1)	2.13%	1.90%
(1) The revolving loans bear interest at a variable rate based on LIBOR or a Base Rate, at the Company’s option, plus an applicable margin that varies based on the Company’s consolidated leverage ratio. In the first quarter of fiscal year 2021, the Company entered into a three-year interest rate swap agreement that fixed the interest on the first $150.0 million of debt outstanding under the revolving loans at 1.9775%. As of July 31, 2022, the effective interest rate was a weighted-average rate that represented (a) interest on the first $150.0 million of the debt outstanding at a fixed LIBOR rate of 0.7275% plus a margin of 1.25% (total fixed rate of 1.9775%), and (b) interest on the remainder of the debt outstanding at a variable rate based on the one-month LIBOR rate, which was 1.88% as of July 31, 2022, plus a margin of 1.25% (total variable rate of 3.13%). As of January 30, 2022, the effective interest rate was a weighted-average rate that represented (a) interest on the first $150.0 million of the debt outstanding at a fixed LIBOR rate of 0.7275% plus a margin of 1.25% (total fixed rate of 1.9775%), and (b) interest on the remainder of the debt outstanding at a variable rate based on the one-month LIBOR rate, which was 0.11% as of January 30, 2022, plus a margin of 1.25% (total variable rate of 1.36%).
On November 7, 2019, the Company, with certain of its domestic subsidiaries as guarantors, entered into an amended and restated credit agreement with the lenders party thereto and HSBC Bank USA, National Association, as administrative agent, swing line lender and letter of credit issuer. The borrowing capacity of the revolving loans under the senior secured first lien credit facility (the "Credit Facility") is $600.0 million and matures on November 7, 2024. As of July 31, 2022, the Company had $173.0 million outstanding under its Credit Facility and $427.0 million of undrawn borrowing capacity, and the Company was in compliance with the covenants required under the Credit Facility.
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
Debt Commitment Letter
In connection with the entry into the Arrangement Agreement (see Note 2, Acquisition and Divestiture), the Company entered into a commitment letter, dated as of August 2, 2022 (the “Commitment Letter”) with JPMorgan Chase Bank, N.A. (“JPM”), pursuant to which JPM has committed to provide (a) a backstop of certain amendments to the Company's existing Credit Facility and (b) a 364-day bridge loan facility in the aggregate principal amount of $1.2 billion (the "Bridge Commitment"), subject to certain mandatory commitment reductions customary for a bridge loan facility. The Company intends to incur one or more financings to replace the Bridge Commitment on or prior to the consummation of the Arrangement.
Interest expense was comprised of the following components for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands)	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Contractual interest (1)	$1,139	$1,065	$2,215	$2,143
Amortization of debt discount and issuance costs	120	120	241	241
Total interest expense	$1,259	$1,185	$2,456	$2,384
(1) Contractual interest represents the interest on the Company's outstanding debt after giving effect to the interest rate swap agreement.
As of July 31, 2022, there were no amounts outstanding under the letters of credit, swing line loans and alternative currency sub-facilities.

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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (before the federal impact of state items) is as follows:

(in thousands)
Balance at January 30, 2022	$27,051
Additions/(decreases) based on tax positions related to the current fiscal year	376
Additions/(decreases) based on tax positions related to the prior fiscal years	11
Balance at July 31, 2022	$27,438
Included in the balance of gross unrecognized tax benefits at July 31, 2022 and January 30, 2022 are $9.5 million and $9.3 million, respectively, of net tax benefits (after the federal impact of state items), that, if recognized, would impact the effective tax rate, prior to consideration of any required valuation allowance.
The liability for UTP is reflected in the Balance Sheets as follows:

(in thousands)	July 31, 2022	January 30, 2022
Deferred tax assets - non-current	$16,535	$16,346
Other long-term liabilities	9,524	9,335
Total accrued taxes	$26,059	$25,681
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
The Company’s regional income (loss) from continuing operations before taxes and equity in net gains of equity method investments was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Domestic	$17,786	$(6,623)	$13,004	$(12,108)
Foreign	45,546	41,843	96,421	73,946
Total	$63,332	$35,220	$109,425	$61,838

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
The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Operating lease cost	$1,454	$1,487	$2,900	$2,824
Short-term lease cost	477	258	748	503
Sublease income	(34)	(54)	(69)	(75)
Total lease cost	$1,897	$1,691	$3,579	$3,252
Supplemental cash flow information related to leases was as follows:

	Six Months Ended
(in thousands)	July 31, 2022	August 1, 2021
Cash paid for amounts included in the measurement of lease liabilities	$2,703	$3,237
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,960	$7,376

July 31, 2022
Weighted-average remaining lease term–operating leases (in years)	5.37
Weighted-average discount rate on remaining lease payments–operating leases	6.2%
Supplemental balance sheet information related to leases was as follows:

(in thousands)	July 31, 2022	January 30, 2022
Operating lease right-of-use assets in "Other assets"	$19,439	$19,777

Operating lease liabilities in "Accrued liabilities"	$4,202	$3,977
Operating lease liabilities in "Other long-term liabilities"	15,838	16,577
Total operating lease liabilities	$20,040	$20,554
Maturities of lease liabilities as of July 31, 2022 are as follows:

(in thousands)
Fiscal Year Ending:
2023 (remaining six months)	$2,757
2024	4,850
2025	4,724
2026	3,679
2027	2,467
Thereafter	5,058
Total lease payments	23,535
Less: imputed interest	(3,495)
Total	$20,040

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
The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based on the latest determinations by the RWQCB and the most recent actions taken pursuant to the remedial action plan, the Company estimates the range of probable loss between $7.9 million and $9.4 million. To date, the Company has made $5.9 million in payments towards the remedial action plan and, as of July 31, 2022, has a remaining accrual of $2.0 million related to this matter. Given the uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss. Therefore, the Company has recorded the minimum amount of probable loss. These estimates could change as a result of changes in planned remedial actions, further actions from the regulatory agency, remediation technology, and other factors.
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
The Company's liability for the deferred compensation plan is presented below:

(in thousands)	July 31, 2022	January 30, 2022
Accrued liabilities	$1,700	$1,966
Other long-term liabilities	40,525	43,197
Total deferred compensation liabilities under this plan	$42,225	$45,163
The Company has purchased whole life insurance on the lives of certain current deferred compensation plan participants. This corporate-owned life insurance is held in a grantor trust and is intended to cover a majority of the Company's costs of the deferred compensation plan. The cash surrender value of the corporate-owned life insurance was $32.4 million and $35.2 million as of July 31, 2022 and January 30, 2022, respectively, and is included in "Other assets" in the Balance Sheets. The decrease in the cash surrender value of the corporate-owned life insurance as of July 31, 2022 compared to January 30, 2022 was primarily related to a $3.9 million decrease in market value and a $1.6 million reduction in cash surrender value related to a death benefit, partially offset by the re-investment of $2.7 million of proceeds from the death benefit into the corporate-owned life insurance policy in order to provide substantive coverage for the Company's deferred compensation liability.

Note 13: Concentration of Risk
The following significant customers accounted for at least 10% of the Company's net sales in one or more of the periods indicated:

	Three Months Ended		Six Months Ended
(percentage of net sales)	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Trend-tek Technology Ltd. (and affiliates)	15%	18%	16%	17%
CEAC International Limited	14%	11%	13%	10%
Frontek Technology Corporation (and affiliates)	12%	19%	13%	19%
Arrow Electronics (and affiliates)	10%	11%	8%	11%
The following table shows the customers that had an outstanding receivable balance that represented at least 10% of the Company's total net receivables as of one or more of the dates indicated:

(percentage of net receivables)	July 31, 2022	January 30, 2022
CEAC International Limited	14%	10%
Frontek Technology Corporation (and affiliates)	13%	17%
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
Net sales and gross profit by segment were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Net sales:
High-Performance Analog Group	$154,995	$135,680	$301,596	$260,882
System Protection Group	54,259	49,324	109,807	94,494
Total net sales	$209,254	$185,004	$411,403	$355,376
Gross profit:
High-Performance Analog Group	$107,224	$91,352	$209,285	$174,432
System Protection Group	29,403	25,463	58,590	48,203
Unallocated costs, including share-based compensation	(808)	(1,383)	(1,803)	(2,342)
Total gross profit	$135,819	$115,432	$266,072	$220,293
Information by Product Line
The Company operates exclusively in the semiconductor industry and primarily within the analog and mixed-signal sector.
The table below provides net sales activity by product line on a comparative basis:

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	July 31, 2022		August 1, 2021		July 31, 2022		August 1, 2021
Signal Integrity	$87,355	42%	$73,087	39%	$166,657	40%	$139,782	39%
Wireless and Sensing	67,640	32%	62,593	34%	134,939	33%	121,100	34%
Protection	54,259	26%	49,324	27%	109,807	27%	94,494	27%
Total net sales	$209,254	100%	$185,004	100%	$411,403	100%	$355,376	100%
Information by Sales Channel

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	July 31, 2022		August 1, 2021		July 31, 2022		August 1, 2021
Distributor	$184,983	88%	$160,754	87%	$364,016	88%	$307,154	86%
Direct	24,271	12%	24,250	13%	47,387	12%	48,222	14%
Total net sales	$209,254	100%	$185,004	100%	$411,403	100%	$355,376	100%
Generally, the Company does not have long-term contracts with its distributors and most distributor agreements can be terminated by either party with short notice. For the second quarter of fiscal year 2023, the Company's largest distributors were based in Asia.

Geographic Information
Net sales activity by geographic region was as follows:

	Three Months Ended		Six Months Ended
(percentage of total net sales)	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Asia-Pacific	72%	81%	73%	80%
North America	16%	11%	15%	12%
Europe	12%	8%	12%	8%
	100%	100%	100%	100%
The Company attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total net sales for at least one of the periods presented:

	Three Months Ended		Six Months Ended
(percentage of total net sales)	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
China (including Hong Kong)	54%	63%	55%	62%
United States	15%	9%	13%	10%
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

Note 15: Stock Repurchase Program
The Company maintains a stock repurchase program that was initially approved by its Board of Directors in March 2008. The stock repurchase program does not have an expiration date and the Company’s Board of Directors has authorized expansion of the program over the years. The following table summarizes activity under the program for the presented periods:

	Three Months Ended				Six Months Ended
	July 31, 2022		August 1, 2021		July 31, 2022		August 1, 2021
(in thousands, except number of shares)	Shares	Amount Paid	Shares	Amount Paid	Shares	Amount Paid	Shares	Amount Paid
Shares repurchased under the stock repurchase program	—	$—	639,519	$42,000	762,093	$50,000	1,000,461	$67,000
On March 11, 2021, the Company's Board of Directors approved the expansion of the stock repurchase program by an additional $350.0 million. As of July 31, 2022, the Company had repurchased $589.0 million in shares of its common stock under the program since inception and the remaining authorization under the program was $209.4 million. Under the program, the Company may repurchase its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. The Company’s repurchases may be made through Rule 10b5-1 and/or Rule 10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. The Company intends to fund repurchases under the program from cash on hand and borrowings on its Credit Facility. The Company has no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.

Note 16: Derivatives and Hedging Activities
The Company is exposed to certain risks arising from both its business operations and economic conditions and principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company, on a routine basis and in the normal course of business, experiences expenses denominated in Swiss Franc ("CHF"), Canadian Dollar ("CAD") and Great British Pound ("GBP"). Such expenses expose the Company to exchange rate fluctuations between these foreign currencies and the U.S. Dollar ("USD"). The Company occasionally uses derivative financial instruments, in the form of forward contracts, to mitigate a portion of the risk associated with adverse movements in these foreign currency exchange rates during a twelve-month window. Currency forward contracts involve fixing the exchange rate for delivery of a specified amount of foreign currency on a specified date. The Company’s accounting treatment for these instruments is based on whether or not the instruments are designated as a hedging instrument. The Company is applying hedge accounting to all foreign currency derivatives and has designated these hedges as cash flow hedges. As of January 30, 2022, the Company had no outstanding foreign currency forward contracts.
The Company's foreign currency forward contracts had the following outstanding balances as of July 31, 2022:

	Balance as of
	July 31, 2022
(in thousands, except number of instruments)	Number of Instruments	Sell Notional Value	Buy Notional Value
Sell USD/Buy CAD Forward Contract	6	$11,789	C$	15,357
Sell USD/Buy CHF Forward Contract	12	$7,151	Fr.	7,079
Sell USD/Buy GBP Forward Contract	12	$4,693		£3,810
Total	30
These contracts have been designated as cash flows hedges and the unrealized gains or losses, net of tax, are recorded as a component of "Accumulated other comprehensive income or loss" ("AOCI") in the Balance Sheets. The effective portions of the cash flow hedges are recorded in AOCI until the hedged item is recognized in "SG&A expense" in the Statements of Income once the foreign exchange contract matures, offsetting the underlying hedged expenses. Any ineffective portions of the cash flow hedges are recorded in "Non-operating income, net" in the Statements of Income. The Company presents its derivative assets and liabilities at their gross fair values in the Balance Sheets.
During the first quarter of fiscal year 2021, the Company entered into an interest rate swap agreement with a three-year term to hedge the variability of interest payments on the first $150.0 million of debt outstanding under the Company's Credit Facility. Interest payments on the first $150.0 million of the Company's debt outstanding under the Credit Facility are now fixed at a rate of 1.9775%, based on the Company's current leverage ratio. The interest rate swap agreement has been designated as a cash flow hedge and unrealized gains or losses, net of income tax, are recorded as a component of "Accumulated other comprehensive income or loss" in the Balance Sheets. As the various settlements are made on a monthly basis, the realized gain or loss on the settlements are recorded in "Interest expense" in the Statements of Income. The interest rate swap agreement resulted in a realized gain of $0.2 million for the three months ended July 31, 2022, compared to a realized loss of $0.2 million for the three months ended August 1, 2021. The interest rate swap agreement resulted in a realized gain of $0.1 million for the six months ended July 31, 2022, compared to a realized loss of $0.5 million for the six months ended August 1, 2021.
The fair values of the Company's derivative assets and liabilities that qualify as cash flow hedges in the Balance Sheets were as follows:

(in thousands)	July 31, 2022	January 30, 2022
Interest rate swap agreement	$2,152	$62
Foreign currency forward contracts	539	—
Total other current assets	$2,691	$62

Interest rate swap agreement	$—	$167
Total other long-term assets	$—	$167

Foreign currency forward contracts	$(42)	$—
Total accrued liabilities	$(42)	$—

During the fourth quarter of fiscal year 2021, the Company entered into an economic hedge program that uses total return swap contracts to hedge the market risk associated with the unfunded portion of the Company's deferred compensation liability. The total return swap contracts generally have a duration of one month and are rebalanced and re-hedged at the end of each monthly term. While the total returns swap contracts are treated as economic hedges, the Company has not designated them as hedges for accounting purposes. The total return swap contracts are measured at fair value and recognized in the Balance Sheets in "Accrued Liabilities" if the instruments are in a loss position and in "Other Current Assets" if the instruments are in a gain position. Unrealized gains and losses, as well as realized gains and losses for settlements, on the total return swap contracts are recognized in "Selling, general and administrative expenses" in the Statements of Income. As of July 31, 2022, the notional value of the total return swap contracts was $5.1 million and the fair value resulted in an asset of $0.4 million. As of January 30, 2022, the notional value of the total return swap contracts was $7.8 million and the fair value resulted in a liability of $0.3 million. The total return swap contracts resulted in a net gain recognized in earnings of $0.1 million for the three months ended July 31, 2022, compared to a net gain recognized in earnings of $0.6 million for the three months ended August 1, 2021. The total return swap contracts resulted in a net loss recognized in earnings of $0.4 million for the six months ended July 31, 2022, compared to a net gain recognized in earnings of $1.6 million for the six months ended August 1, 2021.

Note 17: Subsequent Event
Proposed Transaction with Sierra Wireless, Inc.
Arrangement Agreement
On August 2, 2022, the Company entered into the Arrangement Agreement to acquire Sierra Wireless in an all-cash transaction representing total purchase consideration of approximately $1.2 billion. See Note 2, Acquisition and Divestiture, for additional information.
Debt Commitment Letter
In connection with the entry into the Arrangement Agreement, the Company entered into the Commitment Letter with JPM. See Note 9, Long-Term Debt, for additional information.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following "Management’s Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with our interim unaudited condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this "Quarterly Report"),“Risk Factors” and "Special Note Regarding Forward-Looking and Cautionary Statements" in this Quarterly Report.
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
Our net sales by product line were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Signal Integrity	$87,355	$73,087	$166,657	$139,782
Wireless and Sensing	67,640	62,593	134,939	121,100
Protection	54,259	49,324	109,807	94,494
Total	$209,254	$185,004	$411,403	$355,376
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
Recent Developments
Proposed Transaction with Sierra Wireless, Inc.
Arrangement Agreement
On August 2, 2022, we entered into an Arrangement Agreement (the “Arrangement Agreement”) with Sierra Wireless, Inc., a corporation existing under the Canada Business Corporations Act (“Sierra Wireless”), and 13548597 Canada Inc., a corporation formed under the Canada Business Corporations Act, and our wholly owned subsidiary (“Purchaser”), pursuant to which, among other things, Purchaser will acquire all of the issued and outstanding common shares of Sierra Wireless (the “Arrangement”). The Arrangement will be implemented by way of a plan of arrangement (the “Plan of Arrangement”) in accordance with the Canada Business Corporations Act. On the terms and subject to the conditions of the Arrangement Agreement and the Plan of Arrangement, at the effective time of the Arrangement (the “Effective Time”), each common share of Sierra Wireless that is issued and outstanding immediately prior to the Effective Time will be transferred to the Purchaser in consideration for the right to receive $31.00 USD per share of Sierra Wireless’ common shares, in an all-cash transaction representing total purchase consideration of approximately $1.2 billion.
The closing of the Arrangement is subject to customary closing conditions, including: (i) approval by the securityholders of Sierra Wireless; (ii) receipt of applicable regulatory approvals, including approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), from the Federal Trade Commission and the U.S. Department of Justice and approval under the Competition Act (Canada); (iii) approval by the Supreme Court of British Columbia; (iv) the absence of any law, injunction or other governmental order that prohibits the consummation of the Arrangement; and (v) other customary closing conditions, including the accuracy of the other party’s representations and warranties (subject to certain materiality qualifications), and each party’s compliance with its covenants and agreements contained in the Arrangement Agreement.
Assuming the timely satisfaction of the conditions to closing, we expect the Arrangement will close during our fiscal year 2023. Until close, we and Sierra Wireless will remain separate independent companies.
Debt Commitment Letter
In connection with the entry into the Arrangement Agreement, we entered into a commitment letter, dated as of August 2, 2022 (the “Commitment Letter”) with JPMorgan Chase Bank, N.A. (“JPM”), pursuant to which JPM has committed to provide (a) a backstop of certain amendments to our existing Credit Facility (defined below) and (b) a 364-day bridge loan facility in the aggregate principal amount of $1.2 billion (the "Bridge Commitment"), subject to certain mandatory commitment reductions customary for a bridge loan facility. We intend to incur one or more financings to replace the Bridge Commitment on or prior to the consummation of the Arrangement.
Divestiture
On May 3, 2022, we completed the divestiture of our high reliability discrete diodes and assemblies business (the “Disposal Group”) to Micross Components, Inc. for $26.8 million, net of cash disposed, in an all-cash transaction. For additional information on the divestiture, see Note 2 to our interim unaudited condensed consolidated financial statements.
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
As supply remains tight, many of our suppliers may continue to run at or near capacity while our customers are competing for limited inventory. We have increased our inventory levels to minimize the impact of potential supply shortages; however, we cannot provide assurance that we will have sufficient inventory to support demand for all of our product applications. In addition, the prices to obtain raw materials and convert them into the necessary inventory have increased in certain cases due to current inflationary pressures and supply chain shortages and prices may continue to increase. While we have been largely successful with passing on selective price increases to our customers, we cannot provide assurance that all future potential price increases can be absorbed through increased pricing to our customers.

We believe the general supply chain constraints in the industry are motivating certain customers to increase their orders and inventory levels to protect against supply risk. To the extent that this cautionary purchasing is occurring, we could experience a decrease in future demand as potential excess inventory is worked down.
Factors Affecting Our Performance
Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include cancellation provisions in their purchase orders. As a result of current macro conditions where demand is exceeding supply and we are seeing global shortages, lead times may continue to expand, resulting in fewer orders being shipped and received in the same quarter. Orders received and shipped in the second quarters of fiscal years 2023 and 2022 represented 5% and 3% of net sales, respectively. Sales made directly to customers during the second quarters of fiscal years 2023 and 2022 were 12% and 13% of net sales, respectively. The remaining sales were made through independent distributors. The decline in direct sales is due to customers electing to leverage the value of distribution to better manage their supply chain.
Our business relies on foreign-based entities. Many of our third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries or territories including Taiwan and China. Foreign sales constituted approximately 85% and 91% of our net sales during the second quarters of fiscal years 2023 and 2022, respectively. Approximately 72% and 81% of our sales during the second quarters of fiscal years 2023 and 2022, respectively, were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe. Doing business in foreign locations also subjects us to export restrictions and trade laws, which may limit our ability to sell to certain customers.
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

	Three Months Ended		Six Months Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	35.1%	37.6%	35.3%	38.0%
Gross profit	64.9%	62.4%	64.7%	62.0%
Operating costs and expenses, net:
Selling, general and administrative	23.0%	22.7%	22.2%	22.7%
Product development and engineering	19.4%	19.2%	19.3%	20.3%
Intangible amortization	0.5%	0.7%	0.5%	0.7%
Gain on sale of business	(8.6)%	—%	(4.4)%	—%
Total operating costs and expenses, net	34.3%	42.6%	37.7%	43.8%
Operating income	30.6%	19.8%	27.0%	18.2%
Interest expense	(0.6)%	(0.6)%	(0.6)%	(0.7)%
Non-operating income, net	0.1%	0.1%	0.1%	0.1%
Investment impairments and credit loss reserves, net	0.2%	(0.3)%	0.1%	(0.2)%
Income before taxes and equity in net gains of equity method investments	30.3%	19.0%	26.6%	17.4%
Provision for income taxes	5.7%	1.6%	4.9%	1.7%
Net income before equity in net gains of equity method investments	24.5%	17.4%	21.7%	15.7%
Equity in net gains of equity method investments	0.1%	0.4%	0.1%	0.2%
Net income	24.7%	17.8%	21.8%	15.9%
Net loss attributable to noncontrolling interest	—%	—%	—%	—%
Net income attributable to common stockholders	24.7%	17.8%	21.8%	15.9%
Percentages may not add precisely due to rounding.
Our regional mix of income (loss) before taxes and equity in net gains (losses) of equity method investments was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Domestic	$17,786	$(6,623)	$13,004	$(12,108)
Foreign	45,546	41,843	96,421	73,946
Total	$63,332	$35,220	$109,425	$61,838
Domestic performance includes higher levels of share-based compensation compared to foreign operations.
Comparison of the Three Months Ended July 31, 2022 and August 1, 2021
Net Sales
The following table summarizes our net sales by major end market:

	Three Months Ended
(in thousands, except percentages)	July 31, 2022		August 1, 2021
Infrastructure	$84,533	40%	$67,583	37%
High-End Consumer	41,009	20%	59,212	32%
Industrial	83,712	40%	58,209	31%
Total	$209,254	100%	$185,004	100%
Net sales for the second quarter of fiscal year 2023 were $209.3 million, an increase of 13.1% compared to $185.0 million for the second quarter of fiscal year 2022. Net sales from our industrial end market increased $25.5 million versus the prior year primarily due to an approximately $23 million increase in LoRa-enabled product sales including an increase in pico gateways, partially offset by approximately $2 million of sales from the Disposal Group in the prior year period, which was divested in May 2022. We experienced an increase of $17.0 million in net sales from our infrastructure end market, primarily driven by an approximately $13 million increase in PON sales. Net sales from our high-end consumer end market decreased $18.2 million primarily driven by an approximately $17 million decrease in our proximity sensing products.
Based on booking trends and our backlog entering the quarter, we estimate net sales for the third quarter of fiscal year 2023 to be between $170.0 million and $180.0 million. The range of guidance does not take into account the results of Sierra Wireless, and reflects continued uncertainty regarding macro-related events and those associated with the COVID-19 pandemic discussed above.
The following table summarizes our net sales by reportable segment:

	Three Months Ended
(in thousands, except percentages)	July 31, 2022		August 1, 2021
	Net Sales	% Net Sales	Net Sales	% Net Sales	Change
High-Performance Analog Group	$154,995	74%	$135,680	73%	14%
System Protection Group	54,259	26%	49,324	27%	10%
Total	$209,254	100%	$185,004	100%	13%
Net sales from our High-Performance Analog Group increased $19.3 million in the second quarter of fiscal year 2023 compared to the second quarter of fiscal year 2022 primarily driven by an approximately $23 million increase in LoRa-enabled product sales, including an increase in pico gateways, and an approximately $13 million increase in PON sales, partially offset by an approximately $17 million decline in proximity sensing products. Net sales from our System Protection Group increased $4.9 million in the second quarter of fiscal year 2023 compared to the second quarter of fiscal year 2022 primarily driven by an approximately $6 million increase in industrial automation and automotive sales, partially offset by an approximately $2 million decrease in TVS consumer product sales.
Gross Profit
The following table summarizes our gross profit and gross margin by reportable segment:

	Three Months Ended
(in thousands, except percentages)	July 31, 2022		August 1, 2021
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
High-Performance Analog Group	$107,224	69.2%	$91,352	67.3%
System Protection Group	29,403	54.2%	25,463	51.6%
Unallocated costs, including share-based compensation	(808)		(1,383)
Total	$135,819	64.9%	$115,432	62.4%
In the second quarter of fiscal year 2023, gross profit increased $20.4 million to $135.8 million from $115.4 million in the second quarter of fiscal year 2022 as a result of higher sales. This increase included a $15.9 million increase from our High-Performance Analog Group and a $3.9 million increase from our System Protection Group, both of which experienced higher demand and implemented price increases to offset higher manufacturing costs during the second quarter of fiscal year 2023.
Our gross margin was 64.9% in the second quarter of fiscal year 2023, compared to 62.4% in the second quarter of fiscal year 2022. Gross margin in our High-Performance Analog Group was 69.2% in the second quarter of fiscal year 2023, compared to 67.3% in the second quarter of fiscal year 2022, reflecting higher margins in 10G PON, as well as a favorable product mix in LoRa-enabled products. Gross margin in our System Protection Group was 54.2% in the second quarter of fiscal year 2023, compared to 51.6% in the second quarter of fiscal year 2022, reflecting a favorable industrial automation and automotive product mix.
The majority of our manufacturing is outsourced, resulting in relatively low fixed manufacturing costs and variable costs that highly correlate with volume. For the third quarter of fiscal year 2023, we expect our gross margins to be in the range of 64.5% to 65.6%.
Despite the capacity constraints within the industry, we expect overall gross profit for the third quarter of fiscal year 2023 to benefit from a favorable mix of high margin products. We have increased our inventory levels to try to minimize the impact of potential supply shortages.

Operating Costs and Expenses, net

	Three Months Ended				Change
(in thousands, except percentages)	July 31, 2022		August 1, 2021
Selling, general and administrative	$48,119	67%	$41,977	53%	15%
Product development and engineering	40,601	57%	35,497	45%	14%
Intangible amortization	1,048	1%	1,298	2%	(19)%
Gain on sale of business	(17,986)	(25)%	—	—%	100%
Total operating costs and expenses, net	$71,782	100%	$78,772	100%	(9)%
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses increased $6.1 million in the second quarter of fiscal year 2023 compared to the second quarter of fiscal year 2022 primarily as a result of $3.9 million in transaction costs related to the Arrangement Agreement, a $0.9 million increase in staffing-related costs and $0.8 million of higher travel costs.
Product Development and Engineering Expenses
Product development and engineering expenses increased $5.1 million in the second quarter of fiscal year 2023 compared to the second quarter of fiscal year 2022 primarily as a result of a $2.7 million increase in staffing-related costs, including performance-based compensation, and a $2.2 million increase in new product introduction expenses. The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services, which are typically recorded as a reduction to product development and engineering expense.
Intangible Amortization
Intangible amortization was $1.0 million and $1.3 million for the second quarters of fiscal years 2023 and 2022, respectively. This decrease was primarily due to certain finite-lived intangible assets associated with the acquisition of Trackio International AG, which became fully amortized during fiscal year 2022.
Gain on Sale of Business
Gain on sale of business was $18.0 million for the second quarter of fiscal year 2023, resulting from our divestiture of the Disposal Group in May 2022.
Interest Expense
Interest expense, including amortization of debt discounts and issuance costs, was $1.3 million and $1.2 million for the second quarters of fiscal years 2023 and 2022. This slight increase was primarily due to higher interest rates on the unhedged portion of our outstanding debt.
Investment Impairments and Credit Loss Reserves, net
During the second quarter of fiscal year 2023, investment impairments and credit loss reserves, net totaled a gain of $0.4 million primarily due to a recovery of credit loss reserve on one of our held-to-maturity debt securities. During the second quarter of fiscal year 2022, investment impairments and credit loss reserves, net totaled a loss of $0.5 million due to adjustments to our credit loss reserve for our available-for-sale debt securities.
Provision for Income Taxes
The effective tax rates for the second quarters of fiscal years 2023 and 2022 were provision rates of 19.0% and 8.3%, respectively. In the second quarter of fiscal year 2023, we recorded income tax expense of $12.0 million, compared to $3.0 million in the second quarter of fiscal year 2022. The increase to our effective tax rate for the second quarter of fiscal year 2023 compared to the second quarter of fiscal year 2022 was mainly due to an increase in global intangible low-taxed income ("GILTI"), driven by the capitalization of research and development ("R&D") costs as mandated by The Tax Cuts and Jobs Act and our divestiture of the Disposal Group in May 2022. The effective tax rates in the second quarters of fiscal years 2023 and 2022 differ from the statutory federal income tax rate of 21% primarily due to a regional mix of income, impact of GILTI and R&D tax credits. We have elected to treat GILTI as a period cost and the additional capitalization of R&D costs within GILTI increases our provision for income taxes.
As a global organization, we are subject to audit by taxing authorities in various jurisdictions. To the extent that an audit, or the closure of a statute of limitations, results in adjusting our reserves for uncertain tax positions, our effective tax rate could experience extreme volatility since any adjustment would be recorded as a discrete item in the period of adjustment.

Comparison of the Six Months Ended July 31, 2022 and August 1, 2021
Net Sales
The following table summarizes our net sales by major end market:

	Six Months Ended
(in thousands, except percentages)	July 31, 2022		August 1, 2021
Infrastructure	$160,727	39%	$128,953	36%
High-End Consumer	88,835	22%	113,028	32%
Industrial	161,841	39%	113,395	32%
Total	$411,403	100%	$355,376	100%
Net sales for the first six months of fiscal year 2023 were $411.4 million, an increase of 15.8% compared to $355.4 million for the first six months of fiscal year 2022. Net sales from our industrial end market increased $48.4 million versus the prior year primarily due to an approximately $42 million increase in LoRa-enabled product sales including an increase in pico gateways. We experienced an increase of $31.8 million in net sales from our infrastructure end market, primarily driven by an approximately $27 million increase in PON sales. Net sales from our high-end consumer end market decreased $24.2 million primarily driven by an approximately $28 million decrease in our proximity sensing products.
The following table summarizes our net sales by reportable segment:

	Six Months Ended
(in thousands, except percentages)	July 31, 2022		August 1, 2021
	Net Sales	% Net Sales	Net Sales	% Net Sales	Change
High-Performance Analog Group	$301,596	73%	$260,882	73%	16%
System Protection Group	109,807	27%	94,494	27%	16%
Total	$411,403	100%	$355,376	100%	16%
Net sales from our High-Performance Analog Group increased $40.7 million in the first six months of fiscal year 2023 compared to the first six months of fiscal year 2022 primarily driven by an approximately $42 million increase in LoRa-enabled product sales, including an increase in pico gateways, and an approximately $27 million increase in PON sales, partially offset by an approximately $28 million decline in proximity sensing products. Net sales from our System Protection Group increased $15.3 million in the first six months of fiscal year 2023 compared to the first six months of fiscal year 2022 primarily driven by an approximately $14 million increase in industrial automation and automotive sales.
The following table summarizes our gross profit and gross margin by reportable segment:

	Six Months Ended
(in thousands, except percentages)	July 31, 2022		August 1, 2021
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
High-Performance Analog Group	$209,285	69.4%	$174,432	66.9%
System Protection Group	58,590	53.4%	48,203	51.0%
Unallocated costs, including share-based compensation	(1,803)		(2,342)
Total	$266,072	64.7%	$220,293	62.0%
In the first six months of fiscal year 2023, gross profit increased $45.8 million to $266.1 million from $220.3 million in the first six months of fiscal year 2022 as a result of higher sales. This increase included a $34.9 million increase from our High-Performance Analog Group and a $10.4 million increase from our System Protection Group, both of which experienced higher demand and implemented price increases to offset higher manufacturing costs during the first six months of fiscal year 2023.
Our gross margin was 64.7% in the first six months of fiscal year 2023, compared to 62.0% in the first six months of fiscal year 2022. Gross margin in our High-Performance Analog Group was 69.4% in the first six months of fiscal year 2023, compared to 66.9% in the first six months of fiscal year 2022, reflecting higher margins in 10G PON, as well as a favorable product mix in LoRa-enabled products. Gross margin in our System Protection Group was 53.4% in the first six months of fiscal year 2023, compared to 51.0% in the first six months of fiscal year 2022, reflecting a more favorable industrial automation and automotive product mix.

Operating Costs and Expenses, net

	Six Months Ended				Change
(in thousands, except percentages)	July 31, 2022		August 1, 2021
Selling, general and administrative	$91,483	60%	$80,781	52%	13%
Product development and engineering	79,390	51%	72,287	46%	10%
Intangible amortization	2,096	1%	2,596	2%	(19)%
Gain on sale of business	(17,986)	(12)%	—	—%	100%
Total operating costs and expenses, net	$154,983	100%	$155,664	100%	—%
Selling, General and Administrative Expenses
SG&A expenses increased $10.7 million in the first six months of fiscal year 2023 compared to the first six months of fiscal year 2022 primarily as a result of $3.9 million in transaction costs related to the Arrangement Agreement, $2.5 million of higher staffing-related costs, $1.0 million of higher travel costs, a $0.5 million increase in our environmental reserve and $0.5 million of transaction costs related to the divestiture of the Disposal Group in May 2022.
Product Development and Engineering Expenses
Product development and engineering expenses increased $7.1 million in the first six months of fiscal year 2023 compared to the first six months of fiscal year 2022 primarily as a result of a $5.7 million increase in staffing-related costs, including performance-based compensation, $0.7 million of higher depreciation expense and a $0.6 million increase in new product introduction expenses.
Intangible Amortization
Intangible amortization was $2.1 million and $2.6 million for the first six months of fiscal years 2023 and 2022, respectively. This decrease was primarily due to certain finite-lived intangible assets associated with the acquisition of Trackio International AG, which became fully amortized during fiscal year 2022.
Gain on Sale of Business
Gain on sale of business was $18.0 million for the first six months of fiscal year 2023, resulting from our divestiture of the Disposal Group in May 2022.
Interest Expense
Interest expense, including amortization of debt discounts and issuance costs, was $2.5 million and $2.4 million for the first six months of fiscal years 2023 and 2022, respectively. This slight increase was primarily due to higher interest rates on the unhedged portion of our outstanding debt.
Investment Impairments and Credit Loss Reserves, net
During the first six months of fiscal year 2023, investment impairments and credit loss reserves, net totaled a gain of $0.4 million primarily due to a recovery of credit loss reserve on one of our held-to-maturity debt securities. During the first six months of 2022, investment impairments and credit loss reserves, net totaled a loss of $0.7 million due to adjustments to our credit loss reserve for our available-for-sale debt securities.
Provision for Income Taxes
The effective tax rates for the first six months of fiscal years 2023 and 2022 were provision rates of 18.4% and 9.8%, respectively. In the first six months of fiscal year 2023, we recorded income tax expense of $20.1 million, compared to $6.2 million in the first six months of fiscal year 2022. The increase to our effective tax rate for the first six months of fiscal year 2023 compared to the first six months of fiscal year 2022 was mainly due to an increase in GILTI, driven by the capitalization of R&D costs as mandated by The Tax Cuts and Jobs Act and our divestiture of the Disposal Group in May 2022. The effective tax rates in the first six months of fiscal years 2023 and 2022 differ from the statutory federal income tax rate of 21% primarily due to a regional mix of income, impact of GILTI and R&D tax credits.
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
We believe that our cash on hand, cash available from future operations and available borrowing capacity under our Credit Facility (as defined below) and Commitment Letter are sufficient to meet liquidity requirements for at least the next 12 months, including funds needed for our material cash requirements and to fund the purchase price of the Arrangement. As of July 31, 2022, we had $362.2 million in cash and cash equivalents and $427.0 million of undrawn capacity on our Credit Facility. Over the longer-term, we believe our strong cash-generating business model will continue to provide adequate liquidity to fund our normal operations, which have minimal capital intensity. To the extent that we enter into acquisitions or strategic partnerships, we may be required to raise additional capital through debt issuances or equity offerings. In addition, we expect to refinance our Credit Facility ahead of its maturity in November 2024. While we have not had issues securing favorable financing historically, there is no assurance that we will be able to refinance or secure additional capital at favorable terms, or at all in the future.
A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of July 31, 2022, our foreign subsidiaries held approximately $272.7 million of cash and cash equivalents, compared to $221.9 million at January 30, 2022.
We expect our future cash uses will be for capital expenditures, repurchases of our common stock, debt repayment and potentially, acquisitions (including the Arrangement) and other investments that support achievement of our business strategies. We expect to fund those cash requirements through our cash from operations and borrowings against our Credit Facility and Commitment Letter.
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
In the first six months of fiscal year 2023, we both borrowed and repaid $10.0 million on our Credit Facility. In the first six months of fiscal year 2022, we made payments on our Credit Facility that totaled $4.0 million. As of July 31, 2022, we had $173.0 million of outstanding borrowings against our Credit Facility, which had $427.0 million of undrawn capacity.
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
In the first quarter of fiscal year 2021, we entered into an interest rate swap agreement with a three-year term to hedge the variability of interest payments on the first $150.0 million of debt outstanding under our Credit Facility. Based on our current leverage ratio as of July 31, 2022, interest payments on the first $150.0 million of debt outstanding under our Credit Facility are fixed at 1.9775%.
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

The Credit Agreement contains customary covenants, including limitations on our ability to, among other things, incur indebtedness, create liens on assets, engage in certain fundamental corporate changes, make investments, repurchase stock, pay dividends or make similar distributions, engage in certain affiliate transactions, or enter into agreements that restrict our ability to create liens, pay dividends or make loan repayments. In addition, we must comply with financial covenants, including maintaining a maximum consolidated leverage ratio, determined as of the last day of each fiscal quarter, of 3.50 to 1.00 or less, provided that, such maximum consolidated leverage ratio may be increased to 4.00 to 1.00 for the four consecutive fiscal quarters ending on or after the date of consummation of a permitted acquisition that constitutes a "Material Acquisition" under the Credit Agreement, subject to the satisfaction of certain conditions. As of July 31, 2022, we were in compliance with the covenants in our Credit Agreement.
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
Debt Commitment Letter
In connection with the entry into the Arrangement Agreement, we entered into the Commitment Letter with JPM pursuant to which JPM has committed to provide (a) a backstop of certain amendments to our Credit Facility and (b) the Bridge Commitment. We intend to incur one or more financings to replace the Bridge Commitment on or prior to the consummation of the Arrangement.
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
Purchases under our Stock Repurchase Program
We currently have in effect a stock repurchase program that was initially approved by our Board of Directors in March 2008. This program represents one of our principal efforts to return value to our stockholders. We repurchased 762,093 shares of our common stock under this program in the first six months of fiscal year 2023 for $50.0 million. In the first six months of fiscal year 2022, we repurchased 1,000,461 shares under this program for $67.0 million. As of July 31, 2022, the remaining authorization under this program was $209.4 million. We intend to fund repurchases under the program from cash on hand and borrowings on our Credit Facility. We have no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.
Working Capital
Working capital, defined as total current assets less total current liabilities, fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing materials and increase production. In addition, our working capital may be affected by potential acquisitions and transactions involving our debt instruments. Although investments made to fund working capital will reduce our cash balances, these investments are necessary to support business and operating initiatives. Our working capital, excluding cash and cash equivalents, was $74.8 million and $94.3 million as of July 31, 2022 and January 30, 2022, respectively. Our working capital, including cash and cash equivalents, was $437.0 million and $373.9 million as of July 31, 2022 and January 30, 2022, respectively.
Other than as disclosed above, there have been no material changes to our cash requirements from those disclosed in our Annual Report on Form 10-K.

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
In summary, our cash flows for each period were as follows:

	Six Months Ended
(in thousands)	July 31, 2022	August 1, 2021
Net cash provided by operating activities	$127,329	$85,599
Net cash provided by (used in) investing activities	10,216	(15,867)
Net cash used in financing activities	(54,996)	(75,966)
Net increase (decrease) in cash and cash equivalents	$82,549	$(6,234)
Operating Activities
Net cash provided by operating activities is driven by net income adjusted for non-cash items and fluctuations in operating assets and liabilities.
Operating cash flows for the first six months of fiscal year 2023 compared to the first six months of fiscal year 2022 were favorably impacted by a 15.8% increase in net sales, as well as a $15.5 million incremental decrease in inventory spend.
Investing Activities
Net cash provided by investing activities is primarily attributable to proceeds from the divestiture of the Disposal Group and proceeds from corporate-owned life insurance, offset by capital expenditures, premiums paid for corporate-owned life insurance and purchases of investments.
In the first six months of fiscal year 2023, we received $26.8 million of proceeds from the divestiture of the Disposal Group, net of cash disposed, in May 2022. For additional information on the divestiture, see Note 2 to our interim unaudited condensed consolidated financial statements.
Capital expenditures were $15.6 million for the first six months of fiscal year 2023, compared to $12.7 million for the first six months of fiscal year 2022. In the first six months of fiscal years 2023 and 2022, we made significant investments to update and expand our production capabilities.
In the first six months of fiscal year 2023, we paid $3.3 million for strategic investments, including investments in companies that are enabling the LoRa and LoRaWAN-based ecosystem, compared to $3.2 million of investments in the first six months of fiscal year 2022.
In the first six months of fiscal year 2023, we received $2.7 million of proceeds from a corporate-owned life insurance death benefit, which included a $1.6 million gain. All $2.7 million of the proceeds were re-invested into our corporate-owned life insurance policy in order to provide substantive coverage for our deferred compensation liability.
Financing Activities
Net cash used in financing activities is primarily attributable to repurchases of outstanding common stock, payments on our Credit Facility and payments related to employee share-based compensation payroll taxes, offset by proceeds from our Credit Facility and proceeds from stock option exercises.
In the first six months of fiscal year 2023, we paid $5.6 million for employee share-based compensation payroll taxes and received $0.6 million in proceeds from the exercise of stock options, compared to payments of $7.3 million for employee share-based compensation payroll taxes and proceeds of $2.3 million from the exercise of stock options in the first six months of fiscal year 2022. We do not directly control the timing of the exercise of stock options. Such exercises are independent decisions made by grantees and are influenced most directly by the stock price and the expiration dates of stock option awards. Such proceeds are difficult to forecast, resulting from several factors that are outside our control. We believe that such proceeds will remain a nominal source of cash in the future.
Critical Accounting Estimates
Our critical accounting estimates are disclosed in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of our Annual Report on Form 10-K. There have been no significant changes to our policies during the six months ended July 31, 2022. For a discussion of recent accounting pronouncements, see Note 1 to our interim unaudited condensed consolidated financial statements.

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
We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign exchange rates of 10% for all currencies could be experienced in the near-term. These reasonably possible adverse changes were applied to our total monetary assets and liabilities denominated in currencies other than our functional currency as of the end of our second quarter of fiscal year 2023. The adverse impact these changes would have had (after taking into account balance sheet hedges only) would not have had a material impact on our income before taxes.
We are subject to interest rate risk in connection with the portion of the outstanding debt under our Credit Facility that bears interest at a variable rate as of July 31, 2022. During fiscal year 2021, we entered into an interest rate swap agreement with a three-year term to hedge the variability of interest payments on the first $150.0 million of debt outstanding under our Credit Facility. Based on our current leverage ratio as of July 31, 2022, interest payments on the first $150.0 million of our debt outstanding under our Credit Facility are fixed at 1.9775%. See above under "Liquidity and Capital Resources - Credit Facility" for the interest rates applicable to U.S. and Alternative Currencies borrowings under our Credit Facility in excess of $150.0 million. Based upon the amount of our outstanding indebtedness as of July 31, 2022, a one percentage point increase in LIBOR would not have a material impact on our interest expense as only $23.0 million of our outstanding debt balance remains subject to a floating rate.
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
Interest rates also affect our return on excess cash and investments. As of July 31, 2022, we had $362.2 million of cash and cash equivalents. A majority of our cash and cash equivalents generate interest income based on prevailing interest rates. Interest income, net of reserves, generated by our investments and cash and cash equivalents was not material in the second quarter of fiscal year 2023. A significant change in interest rates would impact the amount of interest income generated from our cash and investments. It would also impact the market value of our investments.
Our investments are primarily subject to credit risk. Our investment guidelines prescribe credit quality, permissible investments, diversification, and duration restrictions. These restrictions are intended to limit risk by restricting our investments to high quality debt instruments with relatively short-term durations. Our investment strategy limits investment of new funds and maturing securities to U.S. Treasury, Federal agency securities, high quality money market funds and time deposits with our principal commercial banks. Outside of these investment guidelines, we also invest in a limited amount of debt securities in privately held companies that we view as strategic to our business. For example, many of these investments are in companies that are enabling the LoRa and LoRaWAN-based ecosystem.

ITEM 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our CEO and CFO concluded that, our disclosure controls and procedures were effective as of July 31, 2022.
Changes in Internal Controls
As of July 31, 2022, there were no changes to our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.Legal Proceedings
Information about our material legal proceedings is set forth in Note 12 to the interim unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report and incorporated by reference herein.
ITEM 1A.Risk Factors
Please carefully consider and evaluate all of the information in this Quarterly Report and the risk factors set forth below and in our Annual Report on Form 10-K for the fiscal year ended January 30, 2022. If any of these risks actually occur, our business could be materially harmed. If our business is harmed, the trading price of our common stock could decline.
Other than as set forth below, the risk factors associated with our business have not materially changed as compared to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2022.
The failure to complete our planned acquisition of Sierra Wireless in a timely manner or at all, may adversely affect our business and our stock price.
Our and Sierra Wireless’ obligations to consummate our planned acquisition of Sierra Wireless are subject to the satisfaction or waiver of certain customary conditions, including, among others, (i) approval by the securityholders of Sierra Wireless; (ii) receipt of applicable regulatory approvals, including approvals under the HSR Act, from the Federal Trade Commission and the U.S. Department of Justice and approval under the Competition Act (Canada); (iii) the issuance of interim and final orders approving the Arrangement by the Supreme Court of British Columbia in form and substance acceptable to each of us and Sierra Wireless, acting reasonably; (iv) the absence of any law, injunction or other governmental order that prohibits the consummation of the Arrangement; and (v) other customary closing conditions, including the accuracy of the other party’s representations and warranties (subject to certain materiality qualifications), and each party’s compliance with its covenants and agreements contained in the Arrangement Agreement. We cannot provide assurance that these or the other conditions to the completion of the planned acquisition of Sierra Wireless will be satisfied in a timely manner or at all. In particular, the Arrangement Agreement contains certain termination rights for both Semtech and Sierra Wireless, including, among others, where the Arrangement is not consummated on or before January 3, 2023, which may be extended to February 3, 2023 and March 3, 2023 in certain circumstances if needed to obtain the required regulatory approvals referred to in clause (ii) above. In addition, other factors may affect when and whether the Arrangement will occur. Furthermore, if the planned acquisition of Sierra Wireless is not completed and the Arrangement Agreement is terminated, we may suffer other consequences that could adversely affect our business, results of operations and stock price, including the following:
•we have incurred and will continue to incur costs relating to the planned acquisition (including significant legal and financial advisory fees) and many of these costs are payable by us whether or not the planned acquisition is completed;
•matters relating to the planned acquisition (including integration planning) may require substantial commitments of time and resources by our management team, which could otherwise have been devoted to other opportunities that may have been beneficial to us;
•we may be subject to legal proceedings related to failure to consummate the Arrangement;
•the failure to consummate the Arrangement may result in negative publicity and a negative impression of us in the investment community; and
•any disruptions to our business resulting from the announcement and pendency of the planned acquisition, including any adverse changes in our relationships with our customers, suppliers, collaboration partners and employees, may continue or intensify in the event the Arrangement is not consummated.
Uncertainty about our planned acquisition of Sierra Wireless may adversely affect our business and stock price, whether or not the planned acquisition is completed.
We are subject to risks in connection with the announcement and pendency of our planned acquisition of Sierra Wireless, including any legal proceedings against us, our directors and others relating to the planned acquisition and the risks from possibly foregoing opportunities we might otherwise pursue absent the planned acquisition of Sierra Wireless. Furthermore, uncertainties about the planned acquisition may cause our current and prospective employees to experience uncertainty about their future with us. These uncertainties may impair our ability to retain, recruit or motivate key management and other personnel.

We may fail to realize the benefits expected from our planned acquisition of Sierra Wireless, which could adversely affect our stock price.
Our planned acquisition of Sierra Wireless, if completed, will be our largest acquisition to date. The anticipated benefits we expect from the planned acquisition are, necessarily, based on projections and assumptions about the combined businesses of our Company and Sierra Wireless, which may not materialize as expected or which may prove to be inaccurate. The value of our common stock following the completion of the planned acquisition could be adversely affected if we are unable to realize the anticipated benefits from the acquisition on a timely basis or at all. Achieving the benefits of the planned acquisition of Sierra Wireless will depend, in part, on our ability to integrate the business, operations and products of Sierra Wireless successfully and efficiently with our business. The challenges involved in this integration, which will be complex and time-consuming, include the following:
•difficulties entering new markets and integrating new technologies in which we have no or limited direct prior experience;
•successfully managing relationships with our combined customer, supplier and distributor base;
•coordinating and integrating independent research and development and engineering teams across technologies and product platforms to enhance product development while reducing costs;
•consolidating and integrating corporate, finance and administrative infrastructures and integrating and harmonizing business systems;
•coordinating sales and marketing efforts to effectively position our capabilities and the direction of product development;
•limitations prior to the completion of the acquisition on the ability of management of our Company and of Sierra Wireless to conduct planning regarding the integration of the two companies;
•the increased scale and complexity of our operations resulting from the acquisition;
•retaining key employees of our Company and Sierra Wireless;
•obligations that we will have to counterparties of Sierra Wireless that arise as a result of the change in control of Sierra Wireless, including with respect to limitations or restrictions that may be imposed on our ability to integrate products or technology used or produced by Sierra Wireless into new or existing products of the Company; and
•minimizing the diversion of management attention from other important business objectives.
If we do not successfully manage these issues and the other challenges inherent in integrating an acquired business of the size and complexity of Sierra Wireless, then we may not achieve the anticipated benefits of the acquisition of Sierra Wireless. Moreover, we may not be able to integrate Sierra Wireless or achieve our expected synergies without increases in costs or other difficulties. The integration process may be complex, costly and time-consuming, and we will be required to devote significant management attention and resources to it. We expect to incur expenses in connection with the integration of Sierra Wireless following the consummation of the acquisition. Such expenses are difficult to estimate accurately, and may exceed current estimates. Accordingly, the benefits from the Sierra Wireless acquisition may be offset by costs incurred or delays in integrating the businesses. Furthermore, the Sierra Wireless acquisition may subject us to new types of risks to which we were not previously exposed. Any of the foregoing factors could cause our revenue, expenses, operating results and financial condition to be materially adversely affected.
The regulatory approvals required in connection with our planned acquisition of Sierra Wireless may not be obtained or may be subject to materially burdensome conditions.
Completion of our planned acquisition of Sierra Wireless is conditioned upon the receipt of certain regulatory approvals, and we cannot provide assurance that these approvals will be obtained. If any conditions or changes to the proposed structure of the acquisition are required to obtain these regulatory approvals, they may have the effect of jeopardizing or delaying completion of the planned acquisition or reducing the anticipated benefits of the planned acquisition. If we agree to any material conditions in order to obtain any approvals required to complete the planned acquisition, the business and results of operations of the combined company may be adversely affected.
Our anticipated level of indebtedness will increase upon consummation of the Arrangement and will increase the related risks we now face.
Contemporaneously with the execution of the Arrangement Agreement, we entered into the Commitment Letter with JPM pursuant to which JPM agreed to (i) backstop certain amendments to our existing Credit Facility in connection with the Arrangement and (ii) the Bridge Commitment. On July 31, 2022, we had indebtedness of approximately $173.0 million, which is comprised of borrowings under our Credit Facility. We intend to incur one or more financings to replace the Bridge Commitment on or prior to the consummation of the Arrangement.

Our increased indebtedness as a result of any such financings could have important consequences to the Company and our stockholders, including:
•increasing our vulnerability to general adverse economic and industry conditions;
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;
•with respect to variable rate indebtedness, risks associated with increases in interest rates;
•requiring the use of a substantial portion of our cash flow from operations for the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund working capital, future acquisitions, capital expenditures and general corporate requirements;
•limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and
•putting us at a disadvantage compared to our competitors with less indebtedness.
ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchase of Equity Securities
None.
ITEM 3.Defaults Upon Senior Securities
None.
ITEM 4.Mine Safety Disclosures
Not applicable.
ITEM 5.Other Information
None.

ITEM 6.Exhibits
Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

Exhibit No.	Description	Location

2.1	Arrangement Agreement, dated as of August 2, 2022, by and among Semtech Corporation, Sierra Wireless, Inc. and 13548597 Canada Inc.	Exhibit 2.1 to our Current Report on Form 8-K filed on August 3, 2022

3.1	Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended October 26, 2003

3.2	Bylaws of Semtech Corporation	Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended January 27, 2008

10.1	Form of Support and Voting Agreement.	Exhibit 10.1 to our Current Report on Form 8-K filed on August 3, 2022

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flow and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2022, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMTECH CORPORATION
Registrant

Date:	August 31, 2022	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer
(Principal Executive Officer; Duly Authorized Officer)

Date:	August 31, 2022	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)