Form 10-Q
period 2022-10-30
SEMTECH CORP
filed 2022-11-30
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Number of shares of common stock, $0.01 par value per share, outstanding at November 25, 2022: 63,837,729

SEMTECH CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 30, 2022

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
Special Note Regarding Forward-Looking and Cautionary Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as future financial performance, future operational performance, the anticipated impact of specific items on future earnings, and our plans, objectives and expectations. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "estimate," "should," "will," "designed to," "projections," or "business outlook," or other similar expressions constitute forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results and events to differ materially from those projected. Potential factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: the failure to obtain regulatory approvals required for the closing of the proposed acquisition of Sierra Wireless, Inc. ("Sierra Wireless"); the failure to satisfy the conditions to the closing of the proposed acquisition; potential legal proceedings relating to the proposed acquisition and the outcome of any such legal proceeding; the inherent risks, costs and uncertainties associated with integrating the businesses successfully and risks of not achieving all or any of the anticipated benefits of the proposed acquisition, or the risk that the anticipated benefits of the proposed acquisition may not be fully realized or take longer to realize than expected; the occurrence of any event, change or other circumstances that could give rise to the termination of the arrangement agreement with Sierra Wireless; the risk that the proposed acquisition will not be consummated within the expected time period, or at all; future responses to and effects of the ongoing COVID-19 pandemic or other similar health crises; export restrictions and laws affecting the Company's trade and investments and tariffs or the occurrence of trade wars; worldwide economic and political disruptions, including as a result of inflation and the current conflict between Russia and Ukraine; competitive changes in the marketplace including, but not limited to, the pace of growth or adoption rates of applicable products or technologies; downturns in the business cycle; decreased average selling prices of the Company’s products; the Company’s reliance on a limited number of suppliers and subcontractors for components and materials; changes in projected or anticipated end-user markets; and the Company's ability to forecast and achieve anticipated net sales and earnings estimates in light of periodic economic uncertainty, including impacts arising from Asian, European and global economic dynamic; and those factors set forth under "Risk Factors" in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2022 and under “Risk Factors” in this Quarterly Report on Form 10-Q, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with SEC. In light of the significant risks and uncertainties inherent in the forward-looking information included herein that may cause actual performance and results to differ materially from those predicted, any such forward-looking information should not be regarded as representations or guarantees by the Company of future performance or results, or that its objectives or plans will be achieved, or that any of its operating expectations or financial forecasts will be realized. Reported results should not be considered an indication of future performance. Investors are cautioned not to place undue reliance on any forward-looking information contained herein, which reflect management’s analysis only as of the date hereof. Except as required by law, the Company assumes no obligation to publicly release the results of any update or revision to any forward-looking statement that may be made to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated or future events, or otherwise.
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

PART I - FINANCIAL INFORMATION

ITEM 1.Financial Statements

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Net sales	$177,618	$194,932	$589,021	$550,308
Cost of sales	62,049	71,243	207,380	206,326
Gross profit	115,569	123,689	381,641	343,982
Operating costs and expenses, net:
Selling, general and administrative	42,366	47,621	133,849	128,402
Product development and engineering	35,161	37,346	114,551	109,633
Intangible amortization	1,000	1,298	3,096	3,894
Gain on sale of business	(327)	—	(18,313)	—
Total operating costs and expenses, net	78,200	86,265	233,183	241,929
Operating income	37,369	37,424	148,458	102,053
Interest expense	(9,009)	(1,233)	(11,465)	(3,617)
Non-operating income, net	775	105	1,162	412
Investment impairments and credit loss reserves, net	(29)	(216)	376	(930)
Income before taxes and equity in net (losses) gains of equity method investments	29,106	36,080	138,531	97,918
Provision for income taxes	6,327	3,018	26,415	9,179
Net income before equity in net (losses) gains of equity method investments	22,779	33,062	112,116	88,739
Equity in net (losses) gains of equity method investments	(36)	1,363	271	2,115
Net income	22,743	34,425	112,387	90,854
Net loss attributable to noncontrolling interest	(3)	(2)	(6)	(6)
Net income attributable to common stockholders	$22,746	$34,427	$112,393	$90,860
Earnings per share:
Basic	$0.36	$0.53	$1.76	$1.40
Diluted	$0.36	$0.53	$1.76	$1.38
Weighted-average number of shares used in computing earnings per share:
Basic	63,764	64,546	63,738	64,786
Diluted	63,855	65,299	64,040	65,664
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Net income	$22,743	$34,425	$112,387	$90,854
Other comprehensive (loss) income, net:
Unrealized (loss) gain on foreign currency cash flow hedges, net	(382)	—	164	—
Reclassifications of realized loss (gain) on foreign currency cash flow hedges, net to net income	72	—	(69)	—
Unrealized gain (loss) on interest rate cash flow hedges, net	505	(388)	2,069	341
Reclassifications of realized (gain) loss on interest rate cash flow hedges, net to net income	(625)	923	(680)	557
Reclassification of cumulative translation gain to net income	—	—	(48)	—
Change in defined benefit plans, net	22	158	68	472
Other comprehensive (loss) income, net	(408)	693	1,504	1,370
Comprehensive income	22,335	35,118	113,891	92,224
Comprehensive loss attributable to noncontrolling interest	(3)	(2)	(6)	(6)
Comprehensive income attributable to common stockholders	$22,338	$35,120	$113,897	$92,230
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	October 30, 2022	January 30, 2022
Assets
Current assets:
Cash and cash equivalents	$617,801	$279,601
Accounts receivable, less allowances of $844 and $747, respectively	80,539	71,507
Inventories	111,083	114,003
Prepaid taxes	2,758	5,983
Other current assets	23,051	31,201
Total current assets	835,232	502,295
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $259,308 and $254,764, respectively	135,571	134,940
Deferred tax assets	24,898	27,803
Goodwill	350,306	351,141
Other intangible assets, net	3,708	6,804
Other assets	117,136	107,928
TOTAL ASSETS	$1,466,851	$1,130,911
Liabilities and Equity
Current liabilities:
Accounts payable	$45,072	$50,695
Accrued liabilities	95,021	77,704
Total current liabilities	140,093	128,399
Non-current liabilities:
Deferred tax liabilities	1,075	1,132
Long-term debt	455,113	171,676
Other long-term liabilities	77,973	91,929

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 63,837,729 outstanding and 78,136,144 issued and 64,098,565 outstanding, respectively	785	785
Treasury stock, at cost, 14,298,415 shares and 14,037,579 shares, respectively	(579,268)	(549,942)
Additional paid-in capital	462,213	491,956
Retained earnings	909,253	796,860
Accumulated other comprehensive loss	(571)	(2,075)
Total stockholders’ equity	792,412	737,584

Noncontrolling interest	185	191
Total equity	792,597	737,775
TOTAL LIABILITIES AND EQUITY	$1,466,851	$1,130,911
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended October 30, 2022
	Common Stock					Accumulated Other Comprehensive Loss
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Earnings		Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at July 31, 2022	63,516,341	$785	$(594,449)	$506,178	$886,507	$(163)	$798,858	$188	$799,046
Net income	—	—	—	—	22,746	—	22,746	(3)	22,743
Other comprehensive loss	—	—	—	—	—	(408)	(408)	—	(408)
Sale of warrants (see Note 9)	—	—	—	42,909	—	—	42,909	—	42,909
Purchase of convertible note hedge (see Note 9)	—	—	—	(72,559)	—	—	(72,559)	—	(72,559)
Share-based compensation	—	—	—	9,016	—	—	9,016	—	9,016
Treasury stock reissued	321,388	—	15,181	(23,331)	—	—	(8,150)	—	(8,150)
Balance at October 30, 2022	63,837,729	$785	$(579,268)	$462,213	$909,253	$(571)	$792,412	$185	$792,597

	Nine Months Ended October 30, 2022
	Common Stock					Accumulated Other Comprehensive Loss
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Earnings		Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at January 30, 2022	64,098,565	$785	$(549,942)	$491,956	$796,860	$(2,075)	$737,584	$191	$737,775
Net income	—	—	—	—	112,393	—	112,393	(6)	112,387
Other comprehensive income	—	—	—	—	—	1,504	1,504	—	1,504
Sale of warrants (see Note 9)	—	—	—	42,909	—	—	42,909	—	42,909
Purchase of convertible note hedge (see Note 9)	—	—	—	(72,559)	—	—	(72,559)	—	(72,559)
Share-based compensation	—	—	—	33,727	—	—	33,727	—	33,727
Repurchase of common stock	(762,093)	—	(50,000)	—	—	—	(50,000)	—	(50,000)
Treasury stock reissued	501,257	—	20,674	(33,820)	—	—	(13,146)	—	(13,146)
Balance at October 30, 2022	63,837,729	$785	$(579,268)	$462,213	$909,253	$(571)	$792,412	$185	$792,597
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

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	October 30, 2022	October 31, 2021
Cash flows from operating activities:
Net income	$112,387	$90,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,321	22,686
Amortization of right-of-use assets	3,475	3,289
Investment impairments and credit loss reserves, net	(376)	930
Accretion of deferred financing costs and debt discount	520	361
Deferred income taxes	2,383	(1,540)
Share-based compensation	27,228	40,697
Gain on disposition of business operations and assets	(18,256)	(34)
Equity in net gains of equity method investments	(271)	(2,115)
Corporate-owned life insurance, net	23	4,720
Changes in assets and liabilities:
Accounts receivable, net	(9,032)	(3,880)
Inventories	(3,470)	(17,665)
Other assets	4,170	8,130
Accounts payable	(3,430)	(3,325)
Accrued liabilities	12,127	15,816
Other liabilities	(4,289)	(6,787)
Net cash provided by operating activities	145,510	152,137
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	33	82
Purchase of property, plant and equipment	(22,643)	(18,081)
Proceeds from sale of investments	2,275	—
Purchase of investments	(6,748)	(5,832)
Proceeds from sale of business, net of cash disposed	26,322	—
Proceeds from corporate-owned life insurance	5,065	—
Premiums paid for corporate-owned life insurance	(5,065)	(6,000)
Net cash used in investing activities	(761)	(29,831)
Cash flows from financing activities:
Proceeds from revolving line of credit	10,000	20,000
Payments of revolving line of credit	(33,000)	(24,000)
Proceeds from convertible senior notes	319,500	—
Proceeds from sale of warrants	42,909	—
Purchase of convertible note hedge	(72,559)	—
Deferred financing costs	(10,253)	—
Payment for employee share-based compensation payroll taxes	(13,766)	(17,885)
Proceeds from exercise of stock options	620	4,287
Repurchase of common stock	(50,000)	(97,000)
Net cash provided by (used in) financing activities	193,451	(114,598)
Net increase in cash and cash equivalents	338,200	7,708
Cash and cash equivalents at beginning of period	279,601	268,891
Cash and cash equivalents at end of period	$617,801	$276,599
Supplemental disclosure of cash flow information:
Interest paid	$10,267	$3,237
Income taxes paid	$8,749	$2,989
Non-cash investing and financing activities:
Accounts payable related to capital expenditures	$3,803	$2,424
Conversion of notes into equity	$—	$626
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
Fiscal Year
The Company reports results on the basis of 52 and 53-week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in the fourth quarter of 53-week years. The third quarters of fiscal years 2023 and 2022 each consisted of 13 weeks.
Principles of Consolidation
The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States ("GAAP") and on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2022 ("Annual Report"). The Company’s interim unaudited condensed consolidated statements of income are referred to herein as the "Statements of Income." The Company’s interim unaudited condensed consolidated balance sheets are referred to herein as the "Balance Sheets" and interim unaudited condensed consolidated statements of cash flows as the "Statements of Cash Flows." In the opinion of the Company, these interim unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the financial position of the Company for the interim periods presented. All intercompany balances have been eliminated. Because the interim unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for a complete set of consolidated financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report. The results reported in these interim unaudited condensed consolidated financial statements should not be regarded as indicative of results that may be expected for any subsequent period or for the entire year.
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
Accounting Guidance Issued, but not yet Adopted as of October 30, 2022
In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2021-08, “Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistencies related to recognition of an acquired contract liability, and to payment terms and their effect on subsequent revenue recognized by the acquirer. Among other changes, this ASU requires that an acquirer account for acquired revenue contracts in accordance with Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers," as if it had originated the contracts. If the acquirer is unable to assess or rely on how the acquiree applied ASC 606, the acquirer should consider the terms of the acquired contracts as of the contract inception or contract modification date in applying ASC 606 to determine what should be recorded at the acquisition date. The amendments also provide certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination. The guidance is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.
In August 2020, the FASB issued ASU No. 2020-06 ("ASU 2020-06"), which amends the accounting standards for convertible debt instruments that may be settled entirely or partially in cash upon conversion. ASU 2020-06 eliminates requirements to separately account for liability and equity components of such convertible debt instruments and eliminates the ability to use the treasury stock method for calculating diluted earnings per share for convertible instruments whose principal amount may be settled using shares. Instead, ASU 2020-06 requires (i) the entire amount of the security to be presented as a liability on the balance sheet and (ii) application of the "if-converted" method for calculating diluted earnings per share. Under the "if-

converted" method, diluted earnings per share will generally be calculated assuming that all of the notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. However, if the principal amount of the convertible debt security being converted is required to be paid in cash and only the excess is permitted to be settled in shares, the if-converted method will produce a similar result as the "treasury stock" method prior to the adoption of ASU 2020-06 for such convertible debt security.
The amendments are effective for the Company's annual and interim reporting periods beginning after December 15, 2021, with early adoption permitted for reporting periods beginning after December 15, 2020. The guidance can be applied on a full retrospective basis to all periods presented or a modified retrospective basis with a cumulative effect adjustment to the opening balance of retained earnings during the period of adoption. The Company adopted ASU 2020-06 as of January 31, 2022 and recorded the issuance of its 1.625% Convertible Senior Notes due 2027 (the "Notes") at their face value net of issuance costs in "Other long-term liabilities" and the value of the associated convertible note hedge and warrants in "Additional paid-in capital" in the Balance Sheets. The Company did not bifurcate the liability and equity components of the Notes in its Balance Sheets, and uses the if-converted method of calculating diluted earnings per share. Because the principal amount of the Notes upon conversion is required to be paid in cash, and only the excess is permitted to be settled in shares, the application of the if-converted method will produce a similar result as the treasury stock method prior to the adoption of ASU 2020-06. The effect of the treasury stock method is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. There were no changes to the Company’s previously issued financial statements as the Company had no existing convertible notes prior to issuance of the Notes. See Note 9, Long-Term Debt, for further discussion of the Notes.

Note 2: Acquisition and Divestiture
Proposed Transaction with Sierra Wireless, Inc.
Arrangement Agreement
On August 2, 2022, the Company entered into an Arrangement Agreement (the “Arrangement Agreement”) with Sierra Wireless, Inc., a corporation existing under the Canada Business Corporations Act (“Sierra Wireless”), and 13548597 Canada Inc., a corporation formed under the Canada Business Corporations Act and the Company's wholly owned subsidiary (“Purchaser”), pursuant to which, among other things, Purchaser will acquire all of the issued and outstanding common shares of Sierra Wireless (the “Arrangement”). The Arrangement will be implemented by way of a plan of arrangement (the “Plan of Arrangement”) in accordance with the Canada Business Corporations Act. On the terms and subject to the conditions of the Arrangement Agreement and the Plan of Arrangement, at the effective date of the Arrangement (the “Effective Date”), each common share of Sierra Wireless that is issued and outstanding immediately prior to the Effective Date will be transferred to the Purchaser in consideration for the right to receive $31.00 USD per share of Sierra Wireless’ common shares, in an all-cash transaction representing total purchase consideration of approximately $1.2 billion.
On September 27, 2022, the securityholders of Sierra Wireless approved the Arrangement and on September 29, 2022, the Supreme Court of British Columbia issued its final order approving the Arrangement. In addition, on October 3, 2022, the Company received a no action letter from the Canadian Competition Bureau satisfying the Competition Act approval condition to closing. The closing of the Arrangement remains subject to customary closing conditions, including: (i) receipt of regulatory approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), from the U.S. Department of Justice (the “DOJ”); (ii) the absence of any law, injunction or other governmental order that prohibits the consummation of the Arrangement; and (iii) other customary closing conditions, including the accuracy of the other party’s representations and warranties (subject to certain materiality qualifications), and each party’s compliance with its covenants and agreements contained in the Arrangement Agreement.
On October 17, 2022, each of the Company and Sierra Wireless received a request for additional information and documentary material (commonly known as a “second request”) from the DOJ in connection with the proposed transaction. The second requests were issued under notification requirements of the HSR Act. Issuance of the second requests extends the waiting period under the HSR Act until 30 days after the Company and Sierra Wireless have substantially complied with the second requests, unless that period is extended voluntarily by the parties or otherwise terminated by the DOJ. The parties are working to close the transaction as expeditiously as possible, within the timeframe initially provided under the Arrangement Agreement, which (inclusive of extensions) ends no later than March 3, 2023, unless extended further by mutual agreement of the parties. Until closing of the Arrangement, the Company and Sierra Wireless will remain separate independent companies.
Divestiture
On May 3, 2022, the Company completed the divestiture of its high reliability discrete diodes and assemblies business (the “Disposal Group”) to Micross Components, Inc. for $26.3 million, net of cash disposed, in an all-cash transaction. The divestiture resulted in a gain of $0.3 million and $18.3 million for the three and nine months ended October 30, 2022, respectively, which was recorded in "Gain on sale of business" in the Statements of Income. The $0.3 million gain in the third quarter of fiscal year 2023 was due to a working capital adjustment resulting from the finalization of the purchase price that had been previously estimated at the time of the transaction. As a result of the transaction, the Company disposed of $0.8 million of goodwill based on the relative fair value of the Disposal Group and the portion of the Wireless and Sensing reporting unit that will be retained. The estimated fair value of the Disposal Group less estimated costs to sell exceeded its carrying amount as of the transaction date. As the sale of the Disposal Group is not considered a strategic shift that will have a major effect on the Company’s operations or financial results, it is not reported as discontinued operations.

Note 3: Earnings per Share
The computation of basic and diluted earnings per share was as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Net income attributable to common stockholders	$22,746	$34,427	$112,393	$90,860

Weighted-average shares outstanding–basic	63,764	64,546	63,738	64,786
Dilutive effect of share-based compensation	91	753	302	878
Weighted-average shares outstanding–diluted	63,855	65,299	64,040	65,664

Earnings per share:
Basic	$0.36	$0.53	$1.76	$1.40
Diluted	$0.36	$0.53	$1.76	$1.38

Anti-dilutive shares not included in the above calculations:
Share-based compensation	1,229	31	759	41
Warrants	8,573	—	8,573	—
Total anti-dilutive shares	9,802	31	9,332	41
Diluted earnings per share incorporates the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of non-qualified stock options and the vesting of restricted stock units and market-condition restricted stock unit awards if certain conditions have been met, but excludes such incremental shares that would have an anti-dilutive effect.
Any dilutive effect of the Warrants (see Note 9, Long-Term Debt) is calculated using the treasury-stock method. During the three and nine months ended October 30, 2022, the Warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of the Company's common stock for the reporting period.

Note 4: Share-Based Compensation
Financial Statement Effects and Presentation
Pre-tax share-based compensation was included in the Statements of Income as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Cost of sales	$633	$743	$2,018	$2,112
Selling, general and administrative	(1,028)	12,528	13,692	26,985
Product development and engineering	3,480	4,070	11,518	11,600
Total share-based compensation	$3,085	$17,341	$27,228	$40,697
Restricted Stock Units, Employees
The Company grants restricted stock units to certain employees that are expected to be settled with shares of the Company's common stock. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date, based on the fair value of the Company's common stock at the grant date, and recognized as share-based compensation expense over the requisite vesting period (typically 4 years). In the nine months ended October 30, 2022, the Company granted 270,677 restricted stock units to employees.
Restricted Stock Units, Non-Employee Directors
The Company maintains a compensation program pursuant to which restricted stock units are granted to the Company’s directors that are not employed by the Company or any of its subsidiaries. Under the Company's director compensation program, a portion of the restricted stock units granted under the program will be settled in cash and a portion will be settled in shares of the Company's common stock. Restricted stock units awarded under the program are scheduled to vest on the earlier of (i) one year after the grant date or (ii) the day immediately preceding the Company's annual meeting of stockholders in the year following the grant. The portion of a restricted stock unit award under the program that is to be settled in cash will, subject to vesting, be settled when the director who received the award separates from the board of directors. The portion of a restricted stock unit award under the program that is to be settled in shares of the Company's common stock will, subject to vesting, be settled promptly following vesting. In the nine months ended October 30, 2022, the Company granted to the non-employee directors 15,579 restricted stock units that settle in cash and 15,579 restricted stock units that settle in shares.
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
In the nine months ended October 30, 2022, the Company granted 125,399 TSR Awards, which are accounted for as equity awards. The market condition is determined based upon the Company’s TSR benchmarked against the TSR of the S&P SPDR Semiconductor ETF (NYSE:XSD) over one, two and three year periods (one-third of the awards vesting each performance period). Generally, the fiscal year 2023 TSR Award recipients must be employed for the entire performance period and be an active employee at the time of vesting of the awards. The grant-date fair value per unit of the TSR Awards granted in the nine months ended October 30, 2022 for each one, two and three year performance period was $57.92, $68.94 and $75.69, respectively.

Note 5: Available-for-sale securities
The following table summarizes the values of the Company’s available-for-sale securities:

	October 30, 2022			January 30, 2022
(in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gain/(Loss)	Fair Value	Amortized Cost	Gross Unrealized Gain/(Loss)
Convertible debt investments	$13,691	$15,300	$(1,609)	$12,872	$14,401	$(1,529)
Total available-for-sale securities	$13,691	$15,300	$(1,609)	$12,872	$14,401	$(1,529)
The following table summarizes the maturities of the Company’s available-for-sale securities:

	October 30, 2022
(in thousands)	Fair Value	Amortized Cost
Within 1 year	$1,025	$5,052
After 1 year through 5 years	12,666	10,248
Total available-for-sale securities	$13,691	$15,300
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

	October 30, 2022				January 30, 2022
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swap agreement	$1,999	$—	$1,999	$—	$229	$—	$229	$—
Total return swap contracts	211	—	211	—	—	—	—	—
Convertible debt investments	13,691	—	—	13,691	12,872	—	—	12,872
Foreign currency forward contracts	267	—	267	—	—	—	—	—
Total financial assets	$16,168	$—	$2,477	$13,691	$13,101	$—	$229	$12,872

Financial liabilities:
Foreign currency forward contracts	$406	$—	$406	$—	$—	$—	$—	$—
Total return swap contracts	—	—	—	—	257	—	257	—
Total financial liabilities	$406	$—	$406	$—	$257	$—	$257	$—
During the nine months ended October 30, 2022, the Company had no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3. As of October 30, 2022 and January 30, 2022, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
The convertible debt investments are valued utilizing a combination of estimates that are based on the estimated discounted cash flows associated with the debt and the fair value of the equity into which the debt may be converted, all of which are Level 3 inputs.
The following table presents a reconciliation of the changes in the convertible debt investments in the nine months ended October 30, 2022:

(in thousands)
Balance at January 30, 2022	$12,872
Increase in credit loss reserve	(79)
Interest accrued	898
Balance at October 30, 2022	$13,691
The interest rate swap agreement is measured at fair value using readily available interest rate curves (Level 2 inputs). The fair value of the agreement is determined by comparing, for each settlement, the contract rate to the forward rate and discounting to the present value. Contracts in a gain position are recorded in "Other current assets" and "Other assets" in the Balance Sheets and the value of contracts in a loss position are recorded in "Accrued liabilities" and "Other long term liabilities" in the Balance Sheets. See Note 17, Derivatives and Hedging Activities, for further discussion of the Company’s derivative instruments.
The foreign currency forward contracts are measured at fair value using readily available foreign currency forward and interest rate curves (Level 2 inputs). The fair value of each contract is determined by comparing the contract rate to the forward rate and discounting to the present value. Contracts in a gain position are recorded in "Other current assets" in the Balance Sheets and the value of contracts in a loss position are recorded in "Accrued liabilities" in the Balance Sheets. See Note 17, Derivatives and Hedging Activities, for further discussion of the Company’s derivative instruments.

The total return swap contracts are measured at fair value using quoted prices of the underlying investments (Level 2 inputs). The fair values of the total return swap contracts are recognized in the Balance Sheets in "Accrued Liabilities" if the instruments are in a loss position and in "Other Current Assets" if the instruments are in a gain position. See Note 17, Derivatives and Hedging Activities, for further discussion of the Company's derivative instruments.
Instruments Not Recorded at Fair Value
Some of the Company’s financial instruments are not measured at fair value, but are recorded at amounts that approximate fair value due to their liquid or short-term nature. Such financial assets and financial liabilities include: cash and cash equivalents including money market deposits, net receivables, certain other assets, accounts payable, accrued expenses, accrued personnel costs, and other current liabilities. The Company’s long-term debt is recorded at cost, which approximates fair value as the long-term debt bears interest at a floating rate. The Company's convertible senior notes are carried at face value less unamortized debt issuance costs. The estimated fair values are determined based on the actual bid price of the convertible senior notes as of the last business day of the period.
The following table displays the carrying values and fair values of our debt instruments:

		October 30, 2022		January 30, 2022
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving loans, net (1)	Level 2	$148,421	$148,421	$171,676	$171,676
1.625% convertible senior notes due 2027, net (2)	Level 2	306,692	290,771	—	—
Total long-term debt, net of debt issuance costs		$455,113	$439,192	$171,676	$171,676
(1) The revolving loans, net are reflected net of $1.6 million and $1.3 million of unamortized debt issuance costs as of October 30, 2022 and January 30, 2022, respectively.
(2) The 1.625% convertible senior notes due 2027, net are reflected net of $12.8 million of unamortized debt issuance costs as of October 30, 2022.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company reduces the carrying amounts of its goodwill, intangible assets, long-lived assets and non-marketable equity securities to fair value when it determines they are impaired.
Investment Impairments and Credit Loss Reserves
The total credit loss reserve for the Company's held-to-maturity debt securities and available-for-sale debt securities was $4.1 million and $4.5 million as of October 30, 2022 and January 30, 2022, respectively. During the three months ended October 30, 2022, the Company's expected credit loss reserves remained flat at $4.1 million, while during the nine months ended October 30, 2022, the Company decreased its expected credit loss reserves by $0.4 million due to a recovery on one of its held-to-maturity debt securities. During the three and nine months ended October 31, 2021, the Company increased its expected credit loss reserves by $0.2 million and $0.9 million, respectively, for its available-for-sale debt securities. Credit loss reserves related to the Company’s available-for-sale debt securities and held-to-maturity debt securities with maturities within one year were included in “Other current assets” and with maturities greater than one year were included in “Other assets” in the Balance Sheets.

Note 7: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

(in thousands)	October 30, 2022	January 30, 2022
Raw materials	$3,257	$4,304
Work in progress	82,508	85,445
Finished goods	25,318	24,254
Total inventories	$111,083	$114,003

Note 8: Goodwill and Intangible Assets
Goodwill
The carrying amounts of goodwill by applicable reporting unit were as follows:

(in thousands)	Signal Integrity	Wireless and Sensing	Protection	Total
Balance at January 30, 2022	$274,085	$72,128	$4,928	$351,141
Reduction	—	(835)	—	$(835)
Balance at October 30, 2022	$274,085	$71,293	$4,928	$350,306
Goodwill is not amortized, but is tested for impairment at the reporting unit level using either a qualitative or quantitative assessment on an annual basis during the fourth quarter of each fiscal year, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. The reporting units are the same as the operating segments, which have been aggregated into two reportable segments (see Note 15 on segment information). As of October 30, 2022, there was no indication of impairment of the Company's goodwill balances. As a result of the divestiture of the Disposal Group during the nine months ended October 30, 2022, the Company recorded a reduction to its goodwill of $0.8 million based on the relative fair value of the Disposal Group and the portion of the Wireless and Sensing reporting unit that will be retained. See Note 2, Acquisition and Divestiture, for additional information.
Purchased Intangibles
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and technology licenses purchased, which are amortized over their estimated useful lives:

		October 30, 2022			January 30, 2022
(in thousands, except estimated useful life)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technologies	6-8 years	$22,300	$(18,592)	$3,708	$26,300	$(19,496)	$6,804
Total finite-lived intangible assets		$22,300	$(18,592)	$3,708	$26,300	$(19,496)	$6,804
Amortization expense of finite-lived intangible assets recorded in the Statements of Income for each period was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Core technologies	$1,000	$1,298	$3,096	$3,894
Total amortization expense	$1,000	$1,298	$3,096	$3,894
Future amortization expense of finite-lived intangible assets is expected as follows:

(in thousands)
Fiscal Year Ending:
2023 (remaining three months)	$906
2024	1,676
2025	288
2026	288
2027	288
Thereafter	262
Total expected amortization expense	$3,708

Note 9: Long-Term Debt
Long-term debt and the current period interest rates were as follows:

(in thousands, except percentages)	October 30, 2022	January 30, 2022
Revolving loans	$150,000	$173,000
1.625% convertible senior notes due 2027	319,500	—
Total long-term debt	$469,500	$173,000
Debt issuance costs	(14,387)	(1,324)
Total long-term debt, net of debt issuance costs	$455,113	$171,676
Weighted-average effective interest rate (1)	1.74%	1.90%
(1) The revolving loans bear interest at a variable rate based on LIBOR or a Base Rate (as defined herein), at the Company’s option, plus an applicable margin that varies based on the Company’s consolidated leverage ratio. In the first quarter of fiscal year 2021, the Company entered into a three-year interest rate swap agreement that fixed the LIBOR-referenced portion of interest on the first $150.0 million of debt outstanding under the revolving loans at 0.7275%. As of October 30, 2022, the effective interest rate was a weighted-average rate that represented (a) interest on the Notes outstanding at a fixed rate of 1.625% and (b) interest on the debt outstanding on the revolving loans at a fixed LIBOR rate of 0.7275% plus a margin of 1.25% (total fixed rate of 1.9775%). As of January 30, 2022, the effective interest rate was a weighted-average rate that represented (a) interest on the first $150.0 million of the debt outstanding on the revolving loans at a fixed LIBOR rate of 0.7275% plus a margin of 1.25% (total fixed rate of 1.9775%), and (b) interest on the remainder of the debt outstanding on the revolving loans at a variable rate based on the one-month LIBOR rate, which was 0.11% as of January 30, 2022, plus a margin of 1.25% (total variable rate of 1.36%).
Revolving Facility
On November 7, 2019, the Company, with certain of its domestic subsidiaries as guarantors, entered into an amended and restated credit agreement (as amended or otherwise modified from time to time, the "Credit Agreement") with the lenders party thereto and HSBC Bank USA, National Association, as administrative agent, swing line lender and letter of credit issuer. The borrowing capacity of the revolving loans under the senior secured first lien revolving credit facility (the "Revolving Facility") is $600.0 million and matures on November 7, 2024. As of October 30, 2022, the Company had $150.0 million outstanding under its Revolving Facility and $450.0 million of undrawn borrowing capacity, and the Company was in compliance with the financial covenants required under the Revolving Facility.
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
On September 1, 2022, the Company entered into the second amendment to the Credit Agreement in order to, among other things, (i) permit the consummation of, and certain transactions in connection with the Arrangement, (ii) revise the financial maintenance covenant by increasing the maximum consolidated leverage ratio permitted for the six successive fiscal quarters following consummation of the Arrangement, (iii) permit the incurrence of up to $1.2 billion (plus the amount of fees and expenses related to the Arrangement) in additional secured debt in connection with the Arrangement, (iv) provide for limited conditions precedent in the event of a borrowing to finance the Arrangement and (v) make certain other changes as set forth in the amendment.
On September 26, 2022, the Company entered into the third amendment and restatement to the Credit Agreement (the "Restatement Agreement"), which substantially concurrently with the consummation of the Arrangement at the Effective Date will, among other things, (i) extend the maturity date of $405.0 million of the $600.0 million in aggregate principal amount of revolving commitments thereunder from November 7, 2024 to the fifth anniversary of the Effective Date (subject to, in certain circumstances, an earlier springing maturity), (ii) provide for incurrence by the Company on the Effective Date of a new five-year term loan facility in an aggregate principal amount of $895.0 million, intended to be used to fund a portion of the cash consideration for the Arrangement and related fees and expenses, (iii) provide for JPMorgan Chase Bank, N.A. to succeed HSBC Bank USA, National Association as administrative agent and collateral agent under the Credit Agreement on the Effective Date, (iv) modify the maximum consolidated leverage covenant as set forth in the Restatement Agreement and (v) make certain other changes as set forth in the Restatement Agreement, including changes consequential to the incorporation of the new term loan facility.
Convertible Senior Notes
On October 6, 2022 and October 21, 2022, the Company issued and sold $300.0 million and $19.5 million, respectively, in aggregate principal amount of the Notes in a private placement. The Notes were issued pursuant to an indenture, dated October 12, 2022, by and among the Company, the Subsidiary Guarantors (as defined below) party thereto and U.S. Bank Trust Company, National Association, as trustee. The Notes will be jointly and severally and fully and unconditionally guaranteed by each of the Company’s current and future direct and indirect wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”)

that guarantee its borrowings under its Credit Agreement. The Notes will bear interest at a rate of 1.625% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2023. The Notes will mature on November 1, 2027, unless earlier converted, redeemed or repurchased.
The initial conversion rate of the Notes is 26.8325 shares of the Company's common stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $37.27 per share). The conversion rate will be subject to adjustment upon the occurrence of certain events specified in the Indenture but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a Make-Whole Fundamental Change (as defined in the Indenture) or if the Company delivers a Notice of Sale Price Redemption (as defined in the Indenture), the Company will, in certain circumstances, increase the conversion rate by a number of additional shares of common stock as described in the Indenture for a holder who elects to convert its Notes in connection with such Make-Whole Fundamental Change or to convert its Notes called (or deemed called as provided in the Indenture) for redemption in connection with such Notice of Sale Price Redemption, as the case may be.
Prior to the close of business on the business day immediately preceding July 1, 2027, the Notes will be convertible at the option of the holders thereof only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on January 29, 2023 (and only during such fiscal quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which, for each trading day of that period, the Trading Price (as defined in the Indenture), as determined following a request by a holder of Notes in accordance with the procedures described in the Indenture, per $1,000 principal amount of Notes for such trading day was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; (3) if the Company calls such Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the Notes called (or deemed called as provided in the Indenture) for redemption; or (4) upon the occurrence of specified corporate events described in the Indenture. On or after July 1, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date of the Notes, holders of the Notes may convert all or a portion of their Notes, regardless of the foregoing conditions. Upon conversion, the Notes will be settled in cash up to the aggregate principal amount of the Notes to be converted, and in cash, shares of the Company's common stock or any combination thereof, at the Company’s option, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Notes being converted.
The sale of the Notes closed prior to consummation of the Arrangement. If the Arrangement has not closed as of the close of business on March 3, 2023, or if, before such time, the Arrangement Agreement is terminated or the Company reasonably determines in good faith that the Arrangement will not be consummated, the Company may, at its option, redeem all (but not less than all) of the Notes on a redemption date on or prior to July 3, 2023 in cash at a redemption price equal to 101% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, plus a premium, if any, based on the price of the Company’s common stock prior to the redemption date, as described in the Indenture.
Except as described in the preceding paragraph, the Company may not redeem the Notes prior to November 5, 2025. The Company may redeem for cash all or any portion of the Notes (subject to the limitation described below), at the Company’s option, on or after November 5, 2025 and before the 61st scheduled trading day immediately preceding the maturity date if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides the related notice of sale price redemption, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company redeems less than all the outstanding Notes, at least $75.0 million aggregate principal amount of Notes must be outstanding and not subject to redemption as of the relevant redemption notice date. No sinking fund is provided for the Notes.
Upon the occurrence of a Fundamental Change (as defined in the Indenture) prior to the maturity date of the Notes, holders of the Notes may require the Company to repurchase all or a portion of the Notes for cash at a price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the Fundamental Change Repurchase Date (as defined in the Indenture).
Convertible Note Hedge Transactions
On October 6, 2022 and October 19, 2022, the Company entered into privately negotiated convertible note hedge transactions (the “Convertible Note Hedge Transactions”) with an affiliate of one of the initial purchasers of the Notes and another financial institution (collectively, the “Counterparties”) whereby the Company has the option to purchase the same number of shares of the Company’s common stock initially underlying the Notes in the aggregate for approximately $37.27 per share, which is subject to anti-dilution adjustments substantially similar to those in the Notes. The Convertible Note Hedge Transactions will expire upon the maturity of the Notes, if not earlier exercised. The Convertible Note Hedge Transactions are expected to reduce the dilution to the common stock upon the potential conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted Notes, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the Convertible Note Hedge Transactions, is greater than the strike price of the Convertible Note Hedge Transactions, which initially corresponds to the initial conversion price of the Notes, or approximately $37.27 per share of the common stock. The Convertible Note Hedge Transactions are separate transactions, entered into by the Company with each of the Counterparties, and are not part of the terms of the Notes. Holders of the Notes will not have any rights with respect to the Convertible Note Hedge Transactions. The Company used approximately $72.6 million of the net proceeds from the offering of the Notes to pay the cost of the Convertible Note Hedge Transactions. The Convertible Note Hedge Transactions are recorded in additional paid-in capital in the Balance Sheets as they do not require classification outside of equity pursuant to ASC 480 and qualify for equity classification pursuant to ASC 815.
Warrant Transactions
On October 6, 2022 and on October 19, 2022, the Company separately entered into privately negotiated warrant transactions (the “Warrants”) with the Counterparties whereby the holders of the Warrants have the option to acquire, collectively, subject to anti-dilution adjustments, approximately 8.6 million shares of the Company’s common stock at an initial strike price of approximately $51.15 per share. The Warrants were sold in private placements to the Counterparties pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), afforded by Section 4(a)(2) of the Securities Act. If the market price per share of the common stock, as measured under the terms of the Warrants, exceeds the strike price of the Warrants, the Warrants could have a dilutive effect on the common stock, unless the Company elects, subject to certain conditions, to settle the Warrants in cash. The Warrants will expire over a period beginning in February 2028.
The Warrants are separate transactions, entered into by the Company with each of the Counterparties, and are not part of the terms of the Notes. Holders of the Notes will not have any rights with respect to the Warrants. The Company received aggregate proceeds of approximately $42.9 million from the sale of the Warrants to the Counterparties. The Warrants are recorded in additional paid-in capital in the Balance Sheets as they do not require classification outside of equity pursuant to ASC 480 and qualify for equity classification pursuant to ASC 815.
In combination, the Convertible Note Hedge Transactions and the Warrants synthetically increase the strike price of the conversion option of the Notes from approximately $37.27 to $51.15, reducing the dilutive effect of the Notes in exchange for a net cash premium of $29.7 million.
Debt Commitment Letter
In connection with the entry into the Arrangement Agreement (see Note 2, Acquisition and Divestiture), the Company entered into a commitment letter, dated as of August 2, 2022 (the “Commitment Letter”) with JPMorgan Chase Bank, N.A. (“JPM”), pursuant to which JPM has committed to provide (a) a backstop of certain amendments to the Company's existing Credit Agreement and (b) a 364-day bridge loan facility in the aggregate principal amount of $1.2 billion (the "Bridge Commitment"), subject to certain mandatory commitment reductions customary for a bridge loan facility. During the third quarter of fiscal year 2023, the amendments and restatement of the Credit Agreement disclosed above and the issuance of the Notes disclosed above occurred to replace the backstop commitment and the Bridge Commitment.
Interest Expense
Interest expense was comprised of the following components for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands)	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Contractual interest (1)	$1,475	$1,113	$3,690	$3,256
Amortization of debt discount and issuance costs	279	120	520	361
Debt commitment fee (2)	7,255	—	7,255	—
Total interest expense	$9,009	$1,233	$11,465	$3,617
(1) Contractual interest represents the interest on the Company's outstanding debt after giving effect to the interest rate swap agreement.
(2) One-time fee incurred in connection with the Debt Commitment Letter disclosed above.
As of October 30, 2022, there were no amounts outstanding under the letters of credit, swing line loans and alternative currency sub-facilities.

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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (before the federal impact of state items) is as follows:

(in thousands)
Balance at January 30, 2022	$27,051
Additions/(decreases) based on tax positions related to the current fiscal year	536
Additions/(decreases) based on tax positions related to the prior fiscal years	(146)
Balance at October 30, 2022	$27,441
Included in the balance of gross unrecognized tax benefits at October 30, 2022 and January 30, 2022 are $9.5 million and $9.3 million, respectively, of net tax benefits (after the federal impact of state items), that, if recognized, would impact the effective tax rate, prior to consideration of any required valuation allowance.
The liability for UTP is reflected in the Balance Sheets as follows:

(in thousands)	October 30, 2022	January 30, 2022
Deferred tax assets - non-current	$16,571	$16,346
Other long-term liabilities	9,493	9,335
Total accrued taxes	$26,064	$25,681
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
The Company’s regional income (loss) from continuing operations before taxes and equity in net gains of equity method investments was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Domestic	$(52,087)	$(5,358)	$(39,084)	$(17,466)
Foreign	81,193	41,438	177,615	115,384
Total	$29,106	$36,080	$138,531	$97,918

Note 11: Leases
The Company has operating leases for real estate, vehicles, and office equipment, which are accounted for in accordance with ASC 842, "Leases." Real estate leases are used to secure office space for the Company's administrative, engineering, production support and manufacturing activities. The Company's leases have remaining lease terms of up to approximately ten years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. There were no new material leases entered into during the nine months ended October 30, 2022.
The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Operating lease cost	$1,449	$1,441	$4,349	$4,265
Short-term lease cost	334	302	1,082	805
Sublease income	(33)	(32)	(102)	(107)
Total lease cost	$1,750	$1,711	$5,329	$4,963
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
(in thousands)	October 30, 2022	October 31, 2021
Cash paid for amounts included in the measurement of lease liabilities	$4,079	$4,243
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,050	$7,677

October 30, 2022
Weighted-average remaining lease term–operating leases (in years)	5.21
Weighted-average discount rate on remaining lease payments–operating leases	6.2%
Supplemental balance sheet information related to leases was as follows:

(in thousands)	October 30, 2022	January 30, 2022
Operating lease right-of-use assets in "Other assets"	$18,163	$19,777

Operating lease liabilities in "Accrued liabilities"	$3,945	$3,977
Operating lease liabilities in "Other long-term liabilities"	14,322	16,577
Total operating lease liabilities	$18,267	$20,554
Maturities of lease liabilities as of October 30, 2022 are as follows:

(in thousands)
Fiscal Year Ending:
2023 (remaining three months)	$1,318
2024	4,706
2025	4,570
2026	3,546
2027	2,365
Thereafter	4,853
Total lease payments	21,358
Less: imputed interest	(3,091)
Total	$18,267

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
The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based on the latest determinations by the RWQCB and the most recent actions taken pursuant to the remedial action plan, the Company estimates the range of probable loss between $7.9 million and $9.4 million. To date, the Company has made $6.0 million in payments towards the remedial action plan and, as of October 30, 2022, has a remaining accrual of $1.9 million related to this matter. Given the uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss. Therefore, the Company has recorded the minimum amount of probable loss. These estimates could change as a result of changes in planned remedial actions, further actions from the regulatory agency, remediation technology, and other factors.
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
The Company's liability for the deferred compensation plan is presented below:

(in thousands)	October 30, 2022	January 30, 2022
Accrued liabilities	$1,988	$1,966
Other long-term liabilities	38,572	43,197
Total deferred compensation liabilities under this plan	$40,560	$45,163
The Company has purchased whole life insurance on the lives of certain current deferred compensation plan participants. This corporate-owned life insurance is held in a grantor trust and is intended to cover a majority of the Company's costs of the deferred compensation plan. The cash surrender value of the corporate-owned life insurance was $32.1 million and $35.2 million as of October 30, 2022 and January 30, 2022, respectively, and is included in "Other assets" in the Balance Sheets. The decrease in the cash surrender value of the corporate-owned life insurance as of October 30, 2022 compared to January 30, 2022 was primarily related to a $5.6 million decrease in market value and a $2.6 million reduction in cash surrender value related to death benefits, partially offset by the re-investment of $5.1 million of proceeds from the death benefits into the corporate-owned life insurance policy in order to provide substantive coverage for the Company's deferred compensation liability.

Note 13: Restructuring
From time to time, the Company takes steps to realign the business to focus on high-growth areas, provide customer value and make the Company more efficient. As a result, the Company has re-aligned resources and infrastructure, which resulted in restructuring charges related to one-time employee termination benefits of $2.4 million in the three and nine months ended October 30, 2022. The Company did not have any restructuring charges during the three and nine months ended October 31, 2021. Restructuring related liabilities are included in "Accrued liabilities" in the Balance Sheets.
Restructuring activity is summarized as follows:

(in thousands)
Balance at January 30, 2022	$—
Charges	2,372
Cash payments	(685)
Balance at October 30, 2022	$1,687
Restructuring charges were included in the Statements of Income as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Cost of sales	$128	$—	$128	$—
Selling, general and administrative	2,139	—	2,139	—
Product development and engineering	105	—	105	—
Total restructuring charges	$2,372	$—	$2,372	$—

Note 14: Concentration of Risk
The following significant customers accounted for at least 10% of the Company's net sales in one or more of the periods indicated:

	Three Months Ended		Nine Months Ended
(percentage of net sales)	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Trend-tek Technology Ltd. (and affiliates)	14%	18%	15%	17%
CEAC International Limited	13%	9%	13%	10%
Frontek Technology Corporation (and affiliates)	13%	18%	13%	19%
Arrow Electronics (and affiliates)	9%	11%	9%	11%
The following table shows the customers that had an outstanding receivable balance that represented at least 10% of the Company's total net receivables as of one or more of the dates indicated:

(percentage of net receivables)	October 30, 2022	January 30, 2022
Frontek Technology Corporation (and affiliates)	17%	17%
CEAC International Limited	11%	10%
Sonova AG	11%	3%
Outside Subcontractors and Suppliers
The Company relies on a limited number of third-party subcontractors and suppliers for the production of silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, including due to the COVID-19 pandemic or natural disasters such as an earthquake or other causes, have delayed and could in the future delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. A significant amount of the Company’s third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in the U.S., Taiwan, China and Japan. A significant amount of the Company’s assembly and test operations are conducted by third-party contractors in China, Taiwan and Malaysia.

Note 15: Segment Information
The Company’s Chief Executive Officer functions as the chief operating decision maker ("CODM"). The CODM makes operating decisions and assesses performance based on the Company's major product lines, which represent its operating segments. The Company has three operating segments—Signal Integrity, Wireless and Sensing, and Protection—that historically had been aggregated into one reportable segment identified as the "Semiconductor Products Group." In the fourth quarter of fiscal year 2022, the Company updated its forecasts and assessed the economic performance of the three operating segments and concluded that Protection is no longer expected to be economically similar to the other operating segments. This is primarily because the Company's projections indicate that the gross margin of products within Protection will not be economically similar to products within the other operating segments. Accordingly, the Company concluded that Protection should be separately reported as its own reportable segment. This decision resulted in the formation of two reportable segments, including the High-Performance Analog Group, which is comprised of the Signal Integrity and Wireless and Sensing operating segments, and the System Protection Group, which is comprised of the Protection operating segment. All prior year information in the tables below has been revised retrospectively to reflect the changes to the Company's reportable segments.
The Company’s assets are commingled among the three operating segments and the CODM does not use asset information in making operating decisions or assessing performance. Therefore, the Company has not included asset information by reportable segment in the segment disclosures below.
Net sales and gross profit by segment were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Net sales:
High-Performance Analog Group	$137,764	$138,528	$439,360	$399,410
System Protection Group	39,854	56,404	149,661	150,898
Total net sales	$177,618	$194,932	$589,021	$550,308
Gross profit:
High-Performance Analog Group	$94,938	$94,384	$304,223	$268,816
System Protection Group	21,484	29,836	80,074	78,039
Unallocated costs, including share-based compensation	(853)	(531)	(2,656)	(2,873)
Total gross profit	$115,569	$123,689	$381,641	$343,982
Information by Product Line
The Company operates exclusively in the semiconductor industry and primarily within the analog and mixed-signal sector.
The table below provides net sales activity by product line on a comparative basis:

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	October 30, 2022		October 31, 2021		October 30, 2022		October 31, 2021
Signal Integrity	$76,705	44%	$75,405	39%	$243,362	42%	$215,187	40%
Wireless and Sensing	61,059	34%	63,123	32%	195,998	33%	184,223	33%
Protection	39,854	22%	56,404	29%	149,661	25%	150,898	27%
Total net sales	$177,618	100%	$194,932	100%	$589,021	100%	$550,308	100%
Information by Sales Channel

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	October 30, 2022		October 31, 2021		October 30, 2022		October 31, 2021
Distributor	$146,626	83%	$170,942	88%	$510,642	87%	$478,096	87%
Direct	30,992	17%	23,990	12%	78,379	13%	72,212	13%
Total net sales	$177,618	100%	$194,932	100%	$589,021	100%	$550,308	100%
Generally, the Company does not have long-term contracts with its distributors and most distributor agreements can be terminated by either party with short notice. For the third quarter of fiscal year 2023, the Company's largest distributors were based in Asia.

Geographic Information
Net sales activity by geographic region was as follows:

	Three Months Ended		Nine Months Ended
(percentage of total net sales)	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Asia-Pacific	71%	78%	73%	79%
North America	15%	12%	15%	12%
Europe	14%	10%	12%	9%
	100%	100%	100%	100%
The Company attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total net sales for at least one of the periods presented:

	Three Months Ended		Nine Months Ended
(percentage of total net sales)	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
China (including Hong Kong)	54%	59%	55%	61%
United States	14%	10%	14%	10%
Although a large percentage of the Company's products is shipped into the Asia-Pacific region, a significant number of the products produced by these customers and incorporating the Company's semiconductor products are then sold outside this region.

Note 16: Stock Repurchase Program
The Company maintains a stock repurchase program that was initially approved by its Board of Directors in March 2008. The stock repurchase program does not have an expiration date and the Company’s Board of Directors has authorized expansion of the program over the years. On March 11, 2021, the Company's Board of Directors approved the expansion of the stock repurchase program by an additional $350.0 million. As of October 30, 2022, the Company had repurchased $589.0 million in shares of its common stock under the program since inception and the remaining authorization under the program was $209.4 million. Under the program, the Company may repurchase its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. The Company’s repurchases may be made through Rule 10b5-1 and/or Rule 10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. The Company intends to fund repurchases under the program from cash on hand and borrowings on its Revolving Facility. The Company has no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.
The following table summarizes activity under the program for the presented periods:

	Three Months Ended				Nine Months Ended
	October 30, 2022		October 31, 2021		October 30, 2022		October 31, 2021
(in thousands, except number of shares)	Shares	Amount Paid	Shares	Amount Paid	Shares	Amount Paid	Shares	Amount Paid
Shares repurchased under the stock repurchase program	—	$—	387,163	$30,000	762,093	$50,000	1,387,624	$97,000

Note 17: Derivatives and Hedging Activities
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
The Company's foreign currency forward contracts had the following outstanding balances as of October 30, 2022:

	Balance as of
	October 30, 2022
(in thousands, except number of instruments)	Number of Instruments	Sell Notional Value	Buy Notional Value
Sell USD/Buy CAD Forward Contract	12	$15,877		$21,346
Sell USD/Buy CHF Forward Contract	6	$3,704	Fr.	3,654
Sell USD/Buy GBP Forward Contract	24	$6,150		£5,311
Total	42
These contracts have been designated as cash flows hedges and the unrealized gains or losses, net of tax, are recorded as a component of "Accumulated other comprehensive income or loss" ("AOCI") in the Balance Sheets. The effective portions of the cash flow hedges are recorded in AOCI until the hedged item is recognized in "Selling, general and administrative expense" in the Statements of Income once the foreign exchange contract matures, offsetting the underlying hedged expenses. Any ineffective portions of the cash flow hedges are recorded in "Non-operating income, net" in the Statements of Income. The Company presents its derivative assets and liabilities at their gross fair values in the Balance Sheets.
During the first quarter of fiscal year 2021, the Company entered into an interest rate swap agreement with a three-year term that fixed the LIBOR-referenced portion of interest on the first $150.0 million of debt outstanding under the Company's Revolving Facility at 0.7275%. The interest rate swap agreement has been designated as a cash flow hedge and unrealized gains or losses, net of income tax, are recorded as a component of AOCI in the Balance Sheets. As the various settlements are made on a monthly basis, the realized gain or loss on the settlements are recorded in "Interest expense" in the Statements of Income. The interest rate swap agreement resulted in a realized gain of $0.8 million for the three months ended October 30, 2022, compared to a realized loss of $0.9 million for the three months ended October 31, 2021. The interest rate swap agreement resulted in a realized gain of $0.9 million for the nine months ended October 30, 2022, compared to a realized loss of $0.7 million for the nine months ended October 31, 2021.
The fair values of the Company's derivative assets and liabilities that qualify as cash flow hedges in the Balance Sheets were as follows:

(in thousands)	October 30, 2022	January 30, 2022
Interest rate swap agreement	$1,999	$62
Foreign currency forward contracts	267	—
Total other current assets	$2,266	$62

Interest rate swap agreement	$—	$167
Total other long-term assets	$—	$167

Foreign currency forward contracts	$406	$—
Total accrued liabilities	$406	$—
During the fourth quarter of fiscal year 2021, the Company entered into an economic hedge program that uses total return swap contracts to hedge the market risk associated with the unfunded portion of the Company's deferred compensation liability. The total return swap contracts generally have a duration of one month and are rebalanced and re-hedged at the end of each monthly term. While the total returns swap contracts are treated as economic hedges, the Company has not designated them as hedges for accounting purposes. The total return swap contracts are measured at fair value and recognized in the Balance Sheets in "Accrued Liabilities" if the instruments are in a loss position and in "Other Current Assets" if the instruments are in a gain position. Unrealized gains and losses, as well as realized gains and losses for settlements, on the total return swap contracts are recognized in "Selling, general and administrative expenses" in the Statements of Income. As of October 30, 2022, the notional value of the total return swap contracts was $4.8 million and the fair value resulted in an asset of $0.2 million. As of January 30, 2022, the notional value of the total return swap contracts was $7.8 million and the fair value resulted in a liability of $0.3 million. The total return swap contracts resulted in a net loss recognized in earnings of $0.5 million for the three months ended October 30, 2022, compared to a net gain recognized in earnings of $0.4 million for the three months ended October 31, 2021. The total return swap contracts resulted in a net loss recognized in earnings of $0.9 million for the nine months ended October 30, 2022, compared to a net gain recognized in earnings of $2.0 million for the nine months ended October 31, 2021.

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
Our net sales by product line were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Signal Integrity	$76,705	$75,405	$243,362	$215,187
Wireless and Sensing	61,059	63,123	195,998	184,223
Protection	39,854	56,404	149,661	150,898
Total	$177,618	$194,932	$589,021	$550,308
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
Recent Developments
Proposed Transaction with Sierra Wireless, Inc.
Arrangement Agreement
On August 2, 2022, we entered into an Arrangement Agreement (the “Arrangement Agreement”) with Sierra Wireless, Inc., a corporation existing under the Canada Business Corporations Act (“Sierra Wireless”), and 13548597 Canada Inc., a corporation formed under the Canada Business Corporations Act, and our wholly owned subsidiary (“Purchaser”), pursuant to which, among other things, Purchaser will acquire all of the issued and outstanding common shares of Sierra Wireless (the “Arrangement”). The Arrangement will be implemented by way of a plan of arrangement (the “Plan of Arrangement”) in accordance with the Canada Business Corporations Act. On the terms and subject to the conditions of the Arrangement Agreement and the Plan of Arrangement, at the effective date of the Arrangement (the “Effective Date”), each common share of Sierra Wireless that is issued and outstanding immediately prior to the Effective Date will be transferred to the Purchaser in consideration for the right to receive $31.00 USD per share of Sierra Wireless’ common shares, in an all-cash transaction representing total purchase consideration of approximately $1.2 billion.
On September 27, 2022, the securityholders of Sierra Wireless approved the Arrangement and on September 29, 2022, the Supreme Court of British Columbia issued its final order approving the Arrangement. In addition, on October 3, 2022, we received a no action letter from the Canadian Competition Bureau satisfying the Competition Act approval condition to closing. The closing of the Arrangement remains subject to customary closing conditions, including: (i) receipt of applicable regulatory approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), from the U.S. Department of Justice (the “DOJ”); (ii) the absence of any law, injunction or other governmental order that prohibits the consummation of the Arrangement; and (iii) other customary closing conditions, including the accuracy of the other party’s representations and warranties (subject to certain materiality qualifications), and each party’s compliance with its covenants and agreements contained in the Arrangement Agreement.
On October 17, 2022, Sierra Wireless and we each received a request for additional information and documentary material (commonly known as a “second request”) from the DOJ in connection with the proposed transaction. The second requests were issued under notification requirements of the HSR Act. Issuance of the second requests extends the waiting period under the HSR Act until 30 days after Sierra Wireless and we have substantially complied with the second requests, unless that period is extended voluntarily by the parties or otherwise terminated by the DOJ.
The parties are working to close the transaction as expeditiously as possible, within the timeframe initially provided under the Arrangement Agreement, which (inclusive of extensions) ends no later than March 3, 2023, unless extended further by mutual agreement of the parties. Until closing of the Arrangement, we and Sierra Wireless will remain separate independent companies.
Revolving Facility
On September 26, 2022, we entered into the third amendment and restatement (the "Restatement Agreement") to that certain amended and restated credit agreement, dated as of November 7, 2019, by and among us, with certain of our domestic subsidiaries as guarantors, the lender party thereto and HSBC Bank USA, National Association, as administrative agent, swing line lender and letter of credit issuer (as amended or otherwise modified from time to time, the “Credit Agreement”), which substantially concurrently with the consummation of the Arrangement at the Effective Date will, among other things, (i) extend the maturity date of $405.0 million of the $600.0 million in aggregate principal amount of revolving commitments thereunder from November 7, 2024 to the fifth anniversary of the Effective Date (subject to, in certain circumstances, an earlier springing maturity), (ii) provide for incurrence by us on the Effective Date of a new five-year term loan facility in an aggregate principal amount of $895.0 million, intended to be used to fund a portion of the cash consideration for the Arrangement and related fees and expenses, (iii) provide for JPMorgan Chase Bank, N.A. to succeed HSBC Bank USA, National Association as administrative agent and collateral agent under the Credit Agreement on the Effective Date, (iv) modify the maximum consolidated leverage covenant as set forth in the Restatement Agreement and (v) make certain other changes as set forth in the Restatement Agreement, including changes consequential to the incorporation of the new term loan facility. For additional information on the Restatement Agreement and Credit Agreement, see Note 9, Long-Term Debt to our interim unaudited condensed consolidated financial statements.

Convertible Senior Notes
On October 6, 2022 and October 21, 2022, we issued and sold $300 million and $19.5 million, respectively, in aggregate principal amount of our 1.625% Convertible Senior Notes due 2027 (the “Notes”) in a private placement. The Notes were issued pursuant to an indenture, dated October 12, 2022, by and among us, the Subsidiary Guarantors (as defined below) party thereto and U.S. Bank Trust Company, National Association, as trustee. The Notes will be jointly and severally and fully and unconditionally guaranteed by each of our current and future direct and indirect wholly-owned domestic subsidiaries that guarantee our borrowings under the Credit Agreement. The Notes will bear interest at a rate of 1.625% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2023. The Notes will mature on November 1, 2027, unless earlier converted, redeemed or repurchased. The Notes were initially issued pursuant to an exemption from the registration requirements of the Securities Act, as amended (the “Securities Act”), afforded by Section 4(a)(2) of the Securities Act. For additional information on the Notes, see Note 9, Long-Term Debt to our interim unaudited condensed consolidated financial statements.
Debt Commitment Letter
In connection with the entry into the Arrangement Agreement, we entered into a commitment letter, dated as of August 2, 2022 (the “Commitment Letter”) with JPMorgan Chase Bank, N.A. (“JPM”), pursuant to which JPM has committed to provide (a) a backstop of certain amendments to our existing Credit Agreement (defined below) and (b) a 364-day bridge loan facility in the aggregate principal amount of $1.2 billion (the "Bridge Commitment"), subject to certain mandatory commitment reductions customary for a bridge loan facility. During the third quarter of fiscal year 2023, the amendments and restatement of the Credit Agreement and the issuance of the Notes occurred to replace the backstop commitment and the Bridge Commitment. For additional information on the Commitment Letter, see Note 9, Long-Term Debt to our interim unaudited condensed consolidated financial statements.
Divestiture
On May 3, 2022, we completed the divestiture of our high reliability discrete diodes and assemblies business (the “Disposal Group”) to Micross Components, Inc. for $26.3 million, net of cash disposed, in an all-cash transaction. For additional information on the divestiture, see Note 2, Acquisition and Divestiture to our interim unaudited condensed consolidated financial statements.
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
Inventory levels increased slightly in the third quarter of fiscal year 2023 as the decrease in demand occurred faster than actions could be taken to reduce inventory spend. We expect to see supply constraints ease for some products in the fourth quarter of fiscal year 2023 due to changes in anticipated demand and other macroeconomic conditions. We will continue to take appropriate actions to align inventory levels with current macroeconomic conditions and customer demand profiles. In addition, the prices to obtain raw materials and convert them into the necessary inventory have increased in certain cases due to inflationary pressures and supply chain shortages and prices may continue to increase.
Factors Affecting Our Performance
Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include cancellation provisions in their purchase orders. We rely on orders received and shipped within the same quarter for a portion of our sales. Orders received and shipped in the third quarters of fiscal years 2023 and 2022 represented 23% and 3% of net sales, respectively. Macro conditions in which supply chain constraints caused an increase in advance orders resulted in fewer orders that were shipped and received in the same quarter for the third quarter of fiscal year 2022. Sales made directly to customers during the third quarters of fiscal years 2023 and 2022 were 17% and 12% of net sales, respectively. The remaining sales were made through independent distributors.
Our business relies on foreign-based entities. Many of our third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries or territories including Taiwan, China and Japan. Foreign sales constituted approximately 86% and 90% of our net sales during the third quarters of fiscal years 2023 and 2022, respectively. Approximately 71% and 78% of our sales during the third quarters of fiscal years 2023 and 2022, respectively, were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe. Doing business in foreign locations also subjects us to export restrictions and trade laws, which may limit our ability to sell to certain customers.
We use several metrics as indicators of future potential growth. The indicators that we believe best correlate to potential future sales growth are design wins and new product releases. There are many factors that may cause a design win or new product release not to result in sales, including a customer's decision not to go to system production, a change in a customer’s perspective regarding a product’s value or a customer’s product failing in the end market. As a result, although a design win or new product introduction is an important step towards generating future sales, it does not automatically result in us being awarded business or receiving a purchase commitment.
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

	Three Months Ended		Nine Months Ended
	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	34.9%	36.5%	35.2%	37.5%
Gross profit	65.1%	63.5%	64.8%	62.5%
Operating costs and expenses, net:
Selling, general and administrative	23.9%	24.4%	22.7%	23.3%
Product development and engineering	19.8%	19.2%	19.4%	19.9%
Intangible amortization	0.6%	0.7%	0.5%	0.7%
Gain on sale of business	(0.2)%	—%	(3.1)%	—%
Total operating costs and expenses, net	44.0%	44.3%	39.6%	44.0%
Operating income	21.0%	19.2%	25.2%	18.5%
Interest expense	(5.1)%	(0.6)%	(1.9)%	(0.7)%
Non-operating income, net	0.4%	0.1%	0.2%	0.1%
Investment impairments and credit loss reserves, net	—%	(0.1)%	0.1%	(0.2)%
Income before taxes and equity in net (losses) gains of equity method investments	16.4%	18.5%	23.5%	17.8%
Provision for income taxes	3.6%	1.5%	4.5%	1.7%
Net income before equity in net (losses) gains of equity method investments	12.8%	17.0%	19.0%	16.1%
Equity in net (losses) gains of equity method investments	—%	0.7%	—%	0.4%
Net income	12.8%	17.7%	19.1%	16.5%
Net loss attributable to noncontrolling interest	—%	—%	—%	—%
Net income attributable to common stockholders	12.8%	17.7%	19.1%	16.5%
Percentages may not add precisely due to rounding.
Our regional mix of income (loss) before taxes and equity in net gains (losses) of equity method investments was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Domestic	$(52,087)	$(5,358)	$(39,084)	$(17,466)
Foreign	81,193	41,438	177,615	115,384
Total	$29,106	$36,080	$138,531	$97,918
Domestic performance includes higher levels of share-based compensation compared to foreign operations.

Comparison of the Three Months Ended October 30, 2022 and October 31, 2021
Net Sales
The following table summarizes our net sales by major end market:

	Three Months Ended
(in thousands, except percentages)	October 30, 2022		October 31, 2021
	Net Sales	% Net Sales	Net Sales	% Net Sales	Change
Infrastructure	$70,475	39%	$66,804	34%	5%
High-End Consumer	34,662	20%	60,309	31%	(43)%
Industrial	72,481	41%	67,819	35%	7%
Total	$177,618	100%	$194,932	100%	(9)%
Net sales for the third quarter of fiscal year 2023 were $177.6 million, a decrease of 8.9% compared to $194.9 million for the third quarter of fiscal year 2022. Net sales from our high-end consumer end market decreased $25.6 million for the third quarter of fiscal year 2023 compared to the third quarter of fiscal year 2022 primarily driven by an approximately $13 million decrease in our proximity sensing products and an approximately $13 million decrease in TVS consumer product sales. Net sales from our industrial end market increased $4.7 million during the third quarter of fiscal year 2023 versus the same period in the prior year primarily due to an approximately $12 million increase in LoRa-enabled product sales including an increase in pico gateways, partially offset by approximately $4 million in sales from the Disposal Group in the prior year period, which was divested in May 2022, and an approximately $3 million decrease in industrial automation and automotive sales. We experienced an increase of $3.7 million in net sales from our infrastructure end market for the third quarter of fiscal year 2023 compared to the third quarter of fiscal year 2022, primarily driven by an approximately $10 million increase in PON sales, partially offset by an approximately $4 million decrease in Data Center sales and an approximately $2 million decrease in 4G wireless sales.
Based on booking trends and our backlog entering the quarter, we estimate net sales for the fourth quarter of fiscal year 2023 to be between $145.0 million and $155.0 million. The range of guidance does not take into account the results of Sierra Wireless and reflects continued uncertainty regarding macro-related events and those associated with the COVID-19 pandemic discussed above.
The following table summarizes our net sales by reportable segment:

	Three Months Ended
(in thousands, except percentages)	October 30, 2022		October 31, 2021
	Net Sales	% Net Sales	Net Sales	% Net Sales	Change
High-Performance Analog Group	$137,764	78%	$138,528	71%	(1)%
System Protection Group	39,854	22%	56,404	29%	(29)%
Total	$177,618	100%	$194,932	100%	(9)%
Net sales from our High-Performance Analog Group decreased $0.8 million in the third quarter of fiscal year 2023 compared to the third quarter of fiscal year 2022 primarily driven by an approximately $13 million decrease in proximity sensing products, an approximately $4 million decrease in Data center sales, approximately $4 million in sales from the Disposal Group in the prior year period, which was divested in May 2022, and an approximately $2 million decrease in 4G wireless sales, partially offset by an approximately $12 million increase in LoRa-enabled product sales, including an increase in pico gateways, and an approximately $10 million increase in PON sales. Net sales from our System Protection Group decreased $16.6 million in the third quarter of fiscal year 2023 compared to the third quarter of fiscal year 2022 primarily driven by an approximately $13 million decrease in TVS consumer product sales and an approximately $3 million decrease in industrial automation and automotive sales.
Gross Profit
The following table summarizes our gross profit and gross margin by reportable segment:

	Three Months Ended
(in thousands, except percentages)	October 30, 2022		October 31, 2021
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
High-Performance Analog Group	$94,938	68.9%	$94,384	68.1%
System Protection Group	21,484	53.9%	29,836	52.9%
Unallocated costs, including share-based compensation	(853)		(531)
Total	$115,569	65.1%	$123,689	63.5%

In the third quarter of fiscal year 2023, gross profit decreased $8.1 million to $115.6 million from $123.7 million in the third quarter of fiscal year 2022 as a result of lower sales. This decrease was primarily the result of an $8.4 million decrease from our System Protection Group, which experienced lower consumer demand due to macro-economic conditions, partially offset by a $0.6 million increase from our High-Performance Analog Group primarily driven by a favorable LoRa-enabled products mix.
Our gross margin was 65.1% in the third quarter of fiscal year 2023, compared to 63.5% in the third quarter of fiscal year 2022. Gross margin in our High-Performance Analog Group was 68.9% in the third quarter of fiscal year 2023, compared to 68.1% in the third quarter of fiscal year 2022, reflecting higher margins in LoRa-enabled products, as well as a favorable mix in 2.5G PON. Gross margin in our System Protection Group was 53.9% in the third quarter of fiscal year 2023, compared to 52.9% in the third quarter of fiscal year 2022, reflecting a favorable industrial automation and automotive product mix.
The majority of our manufacturing is outsourced, resulting in relatively low fixed manufacturing costs and variable costs that highly correlate with volume. For the fourth quarter of fiscal year 2023, we expect our gross margins to be in the range of 63.6% to 64.6%, and we expect overall gross profit for the fourth quarter of fiscal year 2023 to benefit from a favorable mix of high margin products.
Operating Costs and Expenses, net

	Three Months Ended				Change
(in thousands, except percentages)	October 30, 2022		October 31, 2021
Selling, general and administrative	$42,366	54%	$47,621	55%	(11)%
Product development and engineering	35,161	45%	37,346	43%	(6)%
Intangible amortization	1,000	1%	1,298	2%	(23)%
Gain on sale of business	(327)	—%	—	—%	100%
Total operating costs and expenses, net	$78,200	100%	$86,265	100%	(9)%
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses decreased $5.3 million in the third quarter of fiscal year 2023 compared to the third quarter of fiscal year 2022 primarily as a result of an $11.2 million decrease in staffing-related costs, which was driven by a $13.6 million decrease in share-based compensation caused by the impact of the lower closing stock price as of period-end on the cash-settled awards, and a $0.5 million decrease in legal expenses driven by legal recoveries, partially offset by $4.8 million in transaction costs related to the Arrangement Agreement and $2.1 million in restructuring expenses.
Product Development and Engineering Expenses
Product development and engineering expenses decreased $2.2 million in the third quarter of fiscal year 2023 compared to the third quarter of fiscal year 2022 primarily as a result of a $2.7 million decrease in staffing-related costs, including performance-based compensation, partially offset by a $0.6 million increase in depreciation expense.
Intangible Amortization
Intangible amortization was $1.0 million and $1.3 million for the third quarters of fiscal years 2023 and 2022, respectively. The decrease in the third quarter of fiscal year 2023 compared to the third quarter of fiscal year 2022 was primarily due to certain finite-lived intangible assets associated with the acquisition of Trackio International AG, which became fully amortized during fiscal year 2022.
Gain on Sale of Business
Gain on sale of business was $0.3 million for the third quarter of fiscal year 2023, resulting from a working capital adjustment in connection with the divestiture of the Disposal Group.
Interest Expense
Interest expense, including amortization of debt discounts and issuance costs, was $9.0 million and $1.2 million for the third quarters of fiscal years 2023 and 2022. The increase in the third quarter of fiscal year 2023 compared to the third quarter of fiscal year 2022 was primarily due to a $7.3 million debt commitment fee related to financing for the proposed acquisition of Sierra Wireless, as well as higher interest rates on the portion of our outstanding debt that was unhedged during the period.
Investment Impairments and Credit Loss Reserves, net
During the third quarter of fiscal year 2023, investment impairments and credit loss reserves, net totaled a loss of $0.03 million primarily due to adjustments to our reserve for our available-for-sale debt securities. During the third quarter of fiscal year 2022, investment impairments and credit loss reserves, net totaled a loss of $0.2 million due to adjustments to our reserve for our available-for-sale debt securities.

Provision for Income Taxes
The effective tax rates for the third quarters of fiscal years 2023 and 2022 were provision rates of 21.7% and 8.4%, respectively. In the third quarter of fiscal year 2023, we recorded income tax expense of $6.3 million, compared to $3.0 million in the third quarter of fiscal year 2022. The increase to our effective tax rate for the third quarter of fiscal year 2023 compared to the third quarter of fiscal year 2022 was mainly due to an increase in global intangible low-taxed income ("GILTI"), driven by the capitalization of research and development ("R&D") costs as mandated by The Tax Cuts and Jobs Act and our divestiture of the Disposal Group in May 2022. The effective tax rates in the third quarters of fiscal years 2023 and 2022 differ from the statutory federal income tax rate of 21% primarily due to a regional mix of income, impact of GILTI and R&D tax credits. We have elected to treat GILTI as a period cost and the additional capitalization of R&D costs within GILTI increases our provision for income taxes.
As a global organization, we are subject to audit by taxing authorities in various jurisdictions. To the extent that an audit, or the closure of a statute of limitations, results in adjusting our reserves for uncertain tax positions, our effective tax rate could experience extreme volatility since any adjustment would be recorded as a discrete item in the period of adjustment.
Comparison of the Nine Months Ended October 30, 2022 and October 31, 2021
Net Sales
The following table summarizes our net sales by major end market:

	Nine Months Ended
(in thousands, except percentages)	October 30, 2022		October 31, 2021
	Net Sales	% Net Sales	Net Sales	% Net Sales	Change
Infrastructure	$231,202	39%	$195,737	36%	18%
High-End Consumer	123,497	21%	173,337	31%	(29)%
Industrial	234,322	40%	181,234	33%	29%
Total	$589,021	100%	$550,308	100%	7%
Net sales for the first nine months of fiscal year 2023 were $589.0 million, an increase of 7.0% compared to $550.3 million for the first nine months of fiscal year 2022. Net sales from our industrial end market increased $53.1 million for the first nine months of fiscal year 2023 versus the same period in the prior year primarily due to an approximately $54 million increase in LoRa-enabled product sales including an increase in pico gateways. We experienced an increase of $35.5 million in net sales from our infrastructure end market during the first nine months of fiscal year 2023 compared to the first nine months of fiscal year 2022, primarily driven by an approximately $37 million increase in PON sales. Net sales from our high-end consumer end market decreased $49.8 million during the first nine months of fiscal year 2023 compared to the first nine months of fiscal year 2022 primarily driven by an approximately $42 million decrease in our proximity sensing products and an approximately $12 million decrease in TVS consumer product sales.
The following table summarizes our net sales by reportable segment:

	Nine Months Ended
(in thousands, except percentages)	October 30, 2022		October 31, 2021
	Net Sales	% Net Sales	Net Sales	% Net Sales	Change
High-Performance Analog Group	$439,360	75%	$399,410	73%	10%
System Protection Group	149,661	25%	150,898	27%	(1)%
Total	$589,021	100%	$550,308	100%	7%
Net sales from our High-Performance Analog Group increased $40.0 million in the first nine months of fiscal year 2023 compared to the first nine months of fiscal year 2022 primarily driven by an approximately $54 million increase in LoRa-enabled product sales, including an increase in pico gateways, and an approximately $37 million increase in PON sales, partially offset by an approximately $42 million decrease in proximity sensing sales, an approximately $6 million decrease in sales from the Disposal Group, which was divested in May 2022, and an approximately $5 million decrease in Data center sales. Net sales from our System Protection Group decreased $1.2 million in the first nine months of fiscal year 2023 compared to the first nine months of fiscal year 2022 primarily driven by an approximately $12 million decrease in TVS consumer products, partially offset by an approximately $11 million increase in industrial automation and automotive sales.

The following table summarizes our gross profit and gross margin by reportable segment:

	Nine Months Ended
(in thousands, except percentages)	October 30, 2022		October 31, 2021
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
High-Performance Analog Group	$304,223	69.2%	$268,816	67.3%
System Protection Group	80,074	53.5%	78,039	51.7%
Unallocated costs, including share-based compensation	(2,656)		(2,873)
Total	$381,641	64.8%	$343,982	62.5%
In the first nine months of fiscal year 2023, gross profit increased $37.7 million to $381.6 million from $344.0 million in the first nine months of fiscal year 2022 mainly driven by a favorable mix in our LoRa-enabled products as well as a favorable mix in our industrial automation and automotive products. This increase included a $35.4 million increase from our High-Performance Analog Group and a $2.0 million increase from our System Protection Group, both of which implemented price increases to offset higher manufacturing costs during the first nine months of fiscal year 2023.
Our gross margin was 64.8% in the first nine months of fiscal year 2023, compared to 62.5% in the first nine months of fiscal year 2022. Gross margin in our High-Performance Analog Group was 69.2% in the first nine months of fiscal year 2023, compared to 67.3% in the first nine months of fiscal year 2022, reflecting higher margins in LoRa-enabled products, as well as a favorable mix in 10G PON. Gross margin in our System Protection Group was 53.5% in the first nine months of fiscal year 2023, compared to 51.7% in the first nine months of fiscal year 2022, reflecting a more favorable industrial automation and automotive product mix.
Operating Costs and Expenses, net

	Nine Months Ended				Change
(in thousands, except percentages)	October 30, 2022		October 31, 2021
Selling, general and administrative	$133,849	58%	$128,402	53%	4%
Product development and engineering	114,551	49%	109,633	45%	4%
Intangible amortization	3,096	1%	3,894	2%	(20)%
Gain on sale of business	(18,313)	(8)%	—	—%	100%
Total operating costs and expenses, net	$233,183	100%	$241,929	100%	(4)%
Selling, General and Administrative Expenses
SG&A expenses increased $5.4 million in the first nine months of fiscal year 2023 compared to the first nine months of fiscal year 2022 primarily as a result of $8.7 million in transaction costs related to the Arrangement Agreement, $2.1 million of restructuring expenses, $1.4 million of higher travel costs, a $1.0 million increase in outside sales commissions and $1.0 million of higher marketing costs, partially offset by an $8.5 million decrease in staffing-related costs, which was driven by a $13.3 million decrease in share-based compensation caused by the impact of the lower closing stock price as of period-end on the cash-settled awards.
Product Development and Engineering Expenses
Product development and engineering expenses increased $4.9 million in the first nine months of fiscal year 2023 compared to the first nine months of fiscal year 2022 primarily as a result of a $3.0 million increase in staffing-related costs, including performance-based compensation, $1.2 million of higher depreciation expense and a $0.4 million increase in new product introduction expenses. The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services, which are typically recorded as a reduction to product development and engineering expense.
Intangible Amortization
Intangible amortization was $3.1 million and $3.9 million for the first nine months of fiscal years 2023 and 2022, respectively. This decrease was primarily due to certain finite-lived intangible assets associated with the acquisition of Trackio International AG, which became fully amortized during fiscal year 2022.
Gain on Sale of Business
Gain on sale of business was $18.3 million for the first nine months of fiscal year 2023, resulting from our divestiture of the Disposal Group in May 2022.

Interest Expense
Interest expense, including amortization of debt discounts and issuance costs, was $11.5 million and $3.6 million for the first nine months of fiscal years 2023 and 2022, respectively. This increase was primarily due to a $7.3 million debt commitment fee related to financing for the proposed acquisition of Sierra Wireless, as well as higher interest rates on the portion of our outstanding debt that was unhedged during the period.
Investment Impairments and Credit Loss Reserves, net
During the first nine months of fiscal year 2023, investment impairments and credit loss reserves, net totaled a gain of $0.4 million primarily due to a recovery of credit loss reserve on one of our held-to-maturity debt securities. During the first nine months of 2022, investment impairments and credit loss reserves, net totaled a loss of $0.9 million due to adjustments to our credit loss reserve for our available-for-sale debt securities.
Provision for Income Taxes
The effective tax rates for the first nine months of fiscal years 2023 and 2022 were provision rates of 19.1% and 9.4%, respectively. In the first nine months of fiscal year 2023, we recorded income tax expense of $26.4 million, compared to $9.2 million in the first nine months of fiscal year 2022. The increase to our effective tax rate for the first nine months of fiscal year 2023 compared to the first nine months of fiscal year 2022 was mainly due to an increase in GILTI, driven by the capitalization of R&D costs as mandated by The Tax Cuts and Jobs Act and our divestiture of the Disposal Group in May 2022. The effective tax rates in the first nine months of fiscal years 2023 and 2022 differ from the statutory federal income tax rate of 21% primarily due to a regional mix of income, impact of GILTI and R&D tax credits.
Liquidity and Capital Resources
Our capital requirements depend on a variety of factors including, but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; sales growth or decline; potential acquisitions; the general economic environment in which we operate; and our ability to generate cash flow from operations, which are more uncertain as a result of the ongoing effect of the COVID-19 pandemic and its impact on the general economy. Our liquidity needs during this uncertain time will depend on multiple factors, including our ability to continue operations and production of our products, given the COVID-19 pandemic's direct and indirect effect on our customers, inflationary pressures, rising interest rates, the availability of sufficient amounts of financing and our operating performance.
We believe that our cash on hand, cash available from future operations and available borrowing capacity under our Revolving Facility (as defined below) are sufficient to meet liquidity requirements for at least the next 12 months, including funds needed for our material cash requirements and to fund the portion of the purchase price of the Arrangement not being funded from other sources. As of October 30, 2022, we had $617.8 million in cash and cash equivalents and $450.0 million of undrawn capacity on our Revolving Facility. Over the longer-term, we believe our strong cash-generating business model will continue to provide adequate liquidity to fund our normal operations, which have minimal capital intensity. To the extent that we enter into acquisitions or strategic partnerships, we may be required to raise additional capital through debt issuances or equity offerings. While we have not had issues securing favorable financing historically, there is no assurance that we will be able to refinance or secure additional capital at favorable terms, or at all in the future.
A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of October 30, 2022, our foreign subsidiaries held approximately $283.9 million of cash and cash equivalents, compared to $221.9 million at January 30, 2022. Our liquidity may be impacted by fluctuating exchange rates. For additional information on exchange rates, see Item 3 - Quantitative and Qualitative Disclosures About Market Risk.
We expect our future cash uses will be for capital expenditures, repurchases of our common stock, debt repayment and potentially, acquisitions (including the Arrangement) and other investments that support achievement of our business strategies. We expect to fund those cash requirements through our cash from operations and borrowings against our Revolving Facility.
Credit Agreement
On November 7, 2019, we, with certain of our domestic subsidiaries as guarantors, entered into the Credit Agreement. The Credit Agreement provides $600.0 million in borrowing capacity of revolving loans under the senior secured first lien revolving credit facility (the "Revolving Facility"). The Revolving Facility matures on November 7, 2024.
In the first nine months of fiscal year 2023, we borrowed $10.0 million and repaid $33.0 million on our Revolving Facility. In the first nine months of fiscal year 2022, we borrowed $20.0 million and repaid $24.0 million on our Revolving Facility. As of October 30, 2022, we had $150.0 million of outstanding borrowings against our Revolving Facility, which had $450.0 million of undrawn capacity.
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
Interest on loans made under the Revolving Facility in U.S. Dollars accrues, at our option, at a rate per annum equal to (1) the Base Rate (as defined below) plus a margin ranging from 0.25% to 1.25% depending upon our consolidated leverage ratio or (2) LIBOR (determined with respect to deposits in U.S. Dollars) for an interest period to be selected by us plus a margin ranging from 1.25% to 2.25% depending upon our consolidated leverage ratio (such margin, the "Applicable Margin"). The "Base Rate" is equal to a fluctuating rate equal to the highest of (a) the prime rate of the administrative agent, (b) 0.50% above the federal funds effective rate published by the Federal Reserve Bank of New York and (c) one-month LIBOR (determined with respect to deposits in U.S. Dollars), plus 1.00%. Interest on loans made under the Revolving Facility in Alternative Currencies (as defined in the Credit Agreement) accrues at a rate per annum equal to a customary benchmark rate for an interest period to be selected by us plus the Applicable Margin.
In the first quarter of fiscal year 2021, we entered into an interest rate swap agreement with a three-year term to hedge the variability of interest payments on the first $150.0 million of debt outstanding under our Revolving Facility. Interest payments on the first $150.0 million of debt outstanding under our Revolving Facility were at a rate of 1.9775% during the third quarter of fiscal year 2023. Based on our consolidated leverage ratio as of October 30, 2022, the rate will increase to 2.2275% during the fourth quarter of fiscal year 2023.
All of our obligations under the Credit Agreement are unconditionally guaranteed by all of our direct and indirect domestic subsidiaries, other than certain excluded subsidiaries, including, but not limited to, any domestic subsidiary the primary assets of which consist of equity or debt of non-U.S. subsidiaries, certain immaterial non-wholly-owned domestic subsidiaries and subsidiaries that are prohibited from providing a guarantee under applicable law or that would require governmental approval to provide such guarantee. We and the guarantors have also pledged substantially all of their assets to secure their obligations under the Credit Agreement.
No amortization is required with respect to the revolving loans and we may voluntarily prepay borrowings at any time and from time to time, without premium or penalty, other than customary "breakage costs" and fees for LIBOR-based loans.
The Credit Agreement as presently in effect contains customary covenants, including limitations on our ability to, among other things, incur indebtedness, create liens on assets, engage in certain fundamental corporate changes, make investments, repurchase stock, pay dividends or make similar distributions, engage in certain affiliate transactions, or enter into agreements that restrict our ability to create liens, pay dividends or make loan repayments. In addition, we must comply with financial covenants, including (a) maintaining a maximum consolidated leverage ratio, determined as of the last day of each fiscal quarter, of 3.50 to 1.00, provided that (i) such maximum consolidated leverage ratio will be increased to 4.00 to 1.00 for the four consecutive fiscal quarters ending following the consummation of a permitted acquisition that constitutes a "Material Acquisition" under the Credit Agreement, and (ii) such maximum consolidated leverage ratio will be increased to 4.75 to 1.00 for the four consecutive fiscal quarters ending following the consummation of the Arrangement, followed by 4.25 to 1.00 for the following two consecutive fiscal quarters, in each case subject to the satisfaction of certain conditions. and (b) maintaining a minimum consolidated interest coverage ratio, determined as of the last day of each fiscal quarter, of 3.50 to 1.00. However, the leverage financial covenant will be further modified, effective upon consummation of the Arrangement, in the manner set forth in the Restatement Agreement described below. As of October 30, 2022, we were in compliance with the financial covenants in our Credit Agreement.
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
On September 1, 2022, we entered into the second amendment to the Credit Agreement in order to, among other things, (i) permit the consummation of, and certain transactions in connection with the Arrangement, (ii) revise the financial maintenance covenant by increasing the maximum consolidated leverage ratio permitted for the six successive fiscal quarters following consummation of the Arrangement (as set forth above), (iii) permit the incurrence of up to $1.2 billion (plus the amount of fees and expenses related to the Arrangement) in additional secured debt in connection with the Arrangement, (iv) provide for limited conditions precedent in the event of a borrowing to finance the Arrangement and (v) make certain other changes as set forth in the amendment.
As discussed above, on September 26, 2022, we entered into the Restatement Agreement, which substantially concurrently with the consummation of the Arrangement at the Effective Date will, among other things, (i) extend the maturity date of $405.0 million of the $600.0 million in aggregate principal amount of revolving commitments thereunder from November 7, 2024 to the fifth anniversary of the Effective Date (subject to, in certain circumstances, an earlier springing maturity), (ii) provide for incurrence by us on the Effective Date of a new five-year term loan facility in an aggregate principal amount of $895.0 million, intended to be used to fund a portion of the cash consideration for the Arrangement and related fees and expenses, (iii) provide for JPMorgan Chase Bank, N.A. to succeed HSBC Bank USA, National Association as administrative agent and collateral agent under the Credit Agreement on the Effective Date, (iv) modify the maximum consolidated leverage covenant as set forth in the Restatement Agreement such that the maximum consolidated leverage ratio will be (1) 4.75 to 1.00 for the four consecutive full fiscal quarters ending following the consummation of the Arrangement, (2) 4.50 to 1.00 for the fifth and sixth full fiscal quarters ending following the consummation of the Arrangement and (3) 3.75 to 1.00 thereafter, subject to increase to 4.25 to 1.00 for the four full fiscal quarters following the consummation of a permitted acquisition that constitutes a “Material Acquisition” under the Credit Agreement, and (v) make certain other changes as set forth in the Restatement Agreement, including changes consequential to the incorporation of the new term loan facility.
Convertible Senior Notes
As discussed above, on October 6, 2022 and October 21, 2022, we issued and sold $300 million and $19.5 million, respectively, in aggregate principal amount of the Notes in a private placement. The Notes were issued pursuant to an indenture, dated October 12, 2022, by and among us, the subsidiary guarantors party thereto (the “Subsidiary Guarantors”) and U.S. Bank Trust Company, National Association, as trustee. The Notes will bear interest at a rate of 1.625% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2023. The Notes will mature on November 1, 2027, unless earlier converted, redeemed or repurchased. The Notes were initially issued pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act.
We used approximately $72.6 million of the net proceeds from the Notes to pay for the cost of the Convertible Note Hedge Transactions, after such cost was partially offset by approximately $42.9 million of proceeds to us from the sale of Warrants in connection with the issuance of the Notes, all as described in Note 9, Long-Term Debt to our interim unaudited condensed consolidated financial statements. The Convertible Note Hedge Transactions and Warrants transactions are indexed to, and potentially settled in, our common stock and the net cost of $29.7 million has been recorded as a reduction to additional paid-in capital in the consolidated statement of shareholders’ equity. We intend to use the remaining net proceeds to fund a portion of the consideration in the Arrangement, if consummated, and to pay related fees and expenses. For additional information on the Convertible Note Hedge Transactions and the Warrants, see Note 9, Long-Term Debt to our interim unaudited condensed consolidated financial statements.
Debt Commitment Letter
In connection with the entry into the Arrangement Agreement, we entered into the Commitment Letter with JPM pursuant to which JPM has committed to provide (a) a backstop of certain amendments to our Credit Agreement and (b) the Bridge Commitment. During the third quarter of fiscal year 2023, the amendments and restatement of the Credit Agreement and the issuance of the Notes occurred to replace the backstop commitment and the Bridge Commitment. For additional information on the Commitment Letter, see Note 9, Long-Term Debt to our interim unaudited condensed consolidated financial statements.
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
Purchases under our Stock Repurchase Program
We currently have in effect a stock repurchase program that was initially approved by our Board of Directors in March 2008. On March 11, 2021, our Board of Directors approved the expansion of the stock repurchase program by an additional $350.0 million. This program represents one of our principal efforts to return value to our stockholders. Under the program, we may repurchase our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. Our repurchases may be made through Rule 10b5-1 and/or Rule 10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. We repurchased 762,093 shares of our common stock under this program in the first nine months of fiscal year 2023 for $50.0 million. In the first nine months of fiscal year 2022, we repurchased 1,387,624 shares under this program for $97.0 million. As of October 30, 2022, the remaining authorization under this program was $209.4 million. We intend to fund repurchases under the program from cash on hand and borrowings on our Revolving Facility. We have no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.

Working Capital
Working capital, defined as total current assets less total current liabilities, fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing materials and increase production. In addition, our working capital may be affected by potential acquisitions and transactions involving our debt instruments. Although investments made to fund working capital will reduce our cash balances, these investments are necessary to support business and operating initiatives. Our working capital, excluding cash and cash equivalents, was $77.3 million and $94.3 million as of October 30, 2022 and January 30, 2022, respectively. Our working capital, including cash and cash equivalents, was $695.1 million and $373.9 million as of October 30, 2022 and January 30, 2022, respectively.
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
In summary, our cash flows for each period were as follows:

	Nine Months Ended
(in thousands)	October 30, 2022	October 31, 2021
Net cash provided by operating activities	$145,510	$152,137
Net cash used in investing activities	(761)	(29,831)
Net cash provided by (used in) financing activities	193,451	(114,598)
Net increase in cash and cash equivalents	$338,200	$7,708
Operating Activities
Net cash provided by operating activities is driven by net income adjusted for non-cash items and fluctuations in operating assets and liabilities.
Operating cash flows for the first nine months of fiscal year 2023 compared to the first nine months of fiscal year 2022 were unfavorably impacted by a $7.3 million debt commitment fee and favorably impacted by a 7.0% increase in net sales and by a $14.2 million incremental decrease in inventory spend.
Investing Activities
Net cash used in investing activities is primarily attributable to capital expenditures, purchases of investments and premiums paid for corporate-owned life insurance, offset by proceeds from the divestiture of the Disposal Group, proceeds from corporate-owned life insurance and proceeds from sales of investments.
In the first nine months of fiscal year 2023, we received $26.3 million of proceeds from the divestiture of the Disposal Group, net of cash disposed. For additional information on the divestiture, see Note 2, Acquisition and Divestiture to our interim unaudited condensed consolidated financial statements.
Capital expenditures were $22.6 million for the first nine months of fiscal year 2023, compared to $18.1 million for the first nine months of fiscal year 2022. In the first nine months of fiscal years 2023 and 2022, we made significant investments to update and expand our production capabilities.
In the first nine months of fiscal year 2023, we paid $6.7 million for strategic investments, including investments in companies that are enabling the LoRa and LoRaWAN-based ecosystem, compared to $5.8 million of investments in the first nine months of fiscal year 2022.
In the first nine months of fiscal year 2023, we received $5.1 million of proceeds from corporate-owned life insurance death benefits, which included a $2.5 million gain. All $5.1 million of the proceeds were re-invested into our corporate-owned life insurance policy in order to provide substantive coverage for our deferred compensation liability. In the first nine months of fiscal year 2022, we paid $6.0 million for premiums on corporate-owned life insurance policy in order to provide substantive coverage for our deferred compensation liability.

Financing Activities
Net cash provided by financing activities is primarily attributable to proceeds from the Notes, our Revolving Facility, sale of the Warrants and stock option exercises, offset by the purchase of the convertible note hedge, repurchases of outstanding common stock, payments on our Revolving Facility, deferred financing costs and payments related to employee share-based compensation payroll taxes.
In the first nine months of fiscal year 2023, we paid $13.8 million for employee share-based compensation payroll taxes and received $0.6 million in proceeds from the exercise of stock options, compared to payments of $17.9 million for employee share-based compensation payroll taxes and proceeds of $4.3 million from the exercise of stock options in the first nine months of fiscal year 2022. We do not directly control the timing of the exercise of stock options. Such exercises are independent decisions made by grantees and are influenced most directly by the stock price and the expiration dates of stock option awards. Such proceeds are difficult to forecast, resulting from several factors that are outside our control. We believe that such proceeds will remain a nominal source of cash in the future.
Critical Accounting Estimates
Our critical accounting estimates are disclosed in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of our Annual Report on Form 10-K. There have been no significant changes to our policies during the nine months ended October 30, 2022. For a discussion of recent accounting pronouncements, see Note 1, Organization and Basis of Presentation to our interim unaudited condensed consolidated financial statements.
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
We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign exchange rates of 10% for all currencies could be experienced in the near-term. These reasonably possible adverse changes were applied to our total monetary assets and liabilities denominated in currencies other than our functional currency as of the end of our third quarter of fiscal year 2023. The adverse impact these changes would have had (after taking into account balance sheet hedges only) on our income before taxes is $1.8 million.
We are subject to interest rate risk in connection with the portion of the outstanding debt under our Revolving Facility that bears interest at a variable rate as of October 30, 2022. During fiscal year 2021, we entered into an interest rate swap agreement with a three-year term to hedge the variability of interest payments on the first $150.0 million of debt outstanding under our Revolving Facility. Interest payments on the first $150.0 million of debt outstanding under our Revolving Facility were at a rate of 1.9775% during the third quarter of fiscal year 2023. Based on our consolidated leverage ratio as of October 30, 2022, the rate will increase to 2.2275% during the fourth quarter of fiscal year 2023. See above under "Liquidity and Capital Resources - Credit Agreement" for the interest rates applicable to U.S. and Alternative Currencies borrowings under our Revolving Facility in excess of $150.0 million. Based upon the amount of our outstanding indebtedness as of October 30, 2022, a one percentage point increase in LIBOR would have no impact on our interest expense as borrowings on our Revolving Facility were fully hedged.
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
Our Credit Agreement provides that, if it is publicly announced that the administrator of LIBOR has ceased or will cease to provide LIBOR, if it is publicly announced by the applicable regulatory supervisor that LIBOR is no longer representative, or if either the administrative agent or lenders holding 50% of the aggregate principal amount of our revolving commitments and term loans elect, we and the administrative agent may amend our Credit Agreement to replace LIBOR with an alternate benchmark rate. This alternative benchmark rate may include a forward-looking term rate that is based on the secured overnight financing rate, also known as SOFR, published by the Federal Reserve Bank of New York. In addition, upon the effectiveness of the Restatement Agreement, certain benchmark rates, including U.S. Dollar LIBOR, will be replaced with customary benchmark replacements, including U.S. Dollar term SOFR.
Interest rates also affect our return on excess cash and investments. As of October 30, 2022, we had $617.8 million of cash and cash equivalents. A majority of our cash and cash equivalents generate interest income based on prevailing interest rates. Interest income, net of reserves, generated by our investments and cash and cash equivalents was not material in the third quarter of fiscal year 2023. A significant change in interest rates would impact the amount of interest income generated from our cash and investments. It would also impact the market value of our investments.
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
ITEM 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our CEO and CFO concluded that, our disclosure controls and procedures were effective as of October 30, 2022.
Changes in Internal Controls
As of October 30, 2022, there were no changes to our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.Legal Proceedings
Information about our material legal proceedings is set forth in Note 12, Commitments and Contingencies to the interim unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report and incorporated by reference herein.
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
Risks Related to the Proposed Acquisition
The failure to complete our proposed acquisition of Sierra Wireless in a timely manner or at all, may adversely affect our business and our stock price.
Our and Sierra Wireless’ obligations to consummate our proposed acquisition of Sierra Wireless are subject to the satisfaction or waiver of certain customary conditions, including, among others, (i) receipt of regulatory approvals under the HSR Act, from the U.S. Department of Justice (the "DOJ"); (ii) the absence of any law, injunction or other governmental order that prohibits the consummation of the Arrangement; and (iii) other customary closing conditions, including the accuracy of the other party’s representations and warranties (subject to certain materiality qualifications), and each party’s compliance with its covenants and agreements contained in the Arrangement Agreement. We cannot provide assurance that these or the other conditions to the completion of the proposed acquisition of Sierra Wireless will be satisfied in a timely manner or at all. In particular, the Arrangement Agreement contains certain termination rights for both Semtech and Sierra Wireless, including, among others, where the Arrangement is not consummated on or before January 3, 2023, which may be extended to February 3, 2023 and March 3, 2023 in certain circumstances if needed to obtain the required regulatory approvals referred to in clause (i) above. In addition, other factors may affect when and whether the Arrangement will occur. Furthermore, if the proposed acquisition of Sierra Wireless is not completed and the Arrangement Agreement is terminated, we may suffer other consequences that could adversely affect our business, results of operations and stock price, including the following:
•we have incurred and will continue to incur costs relating to the proposed acquisition (including significant legal and financial advisory fees) and many of these costs are payable by us whether or not the proposed acquisition is completed;
•matters relating to the proposed acquisition (including integration planning) may require substantial commitments of time and resources by our management team, which could otherwise have been devoted to other opportunities that may have been beneficial to us;
•we may be subject to legal proceedings related to failure to consummate the Arrangement;
•the failure to consummate the Arrangement may result in negative publicity and a negative impression of us in the investment community; and
•any disruptions to our business resulting from the announcement and pendency of the proposed acquisition, including any adverse changes in our relationships with our customers, suppliers, collaboration partners and employees, may continue or intensify in the event the Arrangement is not consummated.
Uncertainty about our proposed acquisition of Sierra Wireless may adversely affect our business and stock price, whether or not the proposed acquisition is completed.
We are subject to risks in connection with the pendency of our proposed acquisition of Sierra Wireless, including any legal proceedings against us, our directors and others relating to the proposed acquisition and the risks from possibly foregoing opportunities we might otherwise pursue absent the proposed acquisition of Sierra Wireless. Furthermore, uncertainties about the proposed acquisition may cause our current and prospective employees to experience uncertainty about their future with us. These uncertainties may impair our ability to retain, recruit or motivate key management and other personnel.
We may fail to realize the benefits expected from our proposed acquisition of Sierra Wireless, which could adversely affect our stock price.
Our proposed acquisition of Sierra Wireless, if completed, will be our largest acquisition to date. The anticipated benefits we expect from the proposed acquisition are, necessarily, based on projections and assumptions about the combined businesses of our Company and Sierra Wireless, which may not materialize as expected or which may prove to be inaccurate. The value of our common stock following the completion of the proposed acquisition could be adversely affected if we are unable to realize the anticipated benefits from the acquisition on a timely basis or at all. Achieving the benefits of the proposed acquisition of Sierra Wireless will depend, in part, on our ability to integrate the business, operations and products of Sierra Wireless successfully and efficiently with our business. The challenges involved in this integration, which will be complex and time-consuming, include the following:
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
•obligations that we will have to counterparties of Sierra Wireless that arise as a result of the change in control of Sierra Wireless, including with respect to limitations or restrictions that may be imposed on our ability to integrate products or technology used or produced by Sierra Wireless into our new or existing products; and
•minimizing the diversion of management attention from other important business objectives.
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
The regulatory approvals required in connection with our proposed acquisition of Sierra Wireless may not be obtained or may be subject to materially burdensome conditions.
Completion of our proposed acquisition of Sierra Wireless is conditioned upon the receipt of regulatory approvals under the HSR Act, from the DOJ, and we cannot provide assurance that these approvals will be obtained. On October 17, 2022, Sierra Wireless and we each received a request for additional information and documentary material (commonly known as a “second request”) from the DOJ in connection with the proposed acquisition. The second requests were issued under notification requirements of the HSR Act. Issuance of the second requests extends the waiting period under the HSR Act until 30 days after Sierra Wireless and we have substantially complied with the second requests, unless that period is extended voluntarily by the parties or otherwise terminated by the DOJ. If any conditions or changes to the proposed structure of the acquisition are required to obtain these regulatory approvals, they may have the effect of jeopardizing or delaying completion of the proposed acquisition or reducing the anticipated benefits of the proposed acquisition. If we agree to any material conditions in order to obtain any approvals required to complete the proposed acquisition, the business and results of operations of the combined company may be adversely affected.
Our anticipated level of indebtedness will increase upon consummation of the Arrangement and will increase the related risks we now face.
Contemporaneously with the execution of the Arrangement Agreement, we entered into the Commitment Letter with JPM pursuant to which JPM agreed to (i) backstop certain amendments to our existing Credit Agreement in connection with the Arrangement and (ii) the Bridge Commitment. On October 30, 2022, we had indebtedness of approximately $469.5 million, which is comprised of borrowings under our Revolving Facility and the Notes. We have entered into the Restatement
Agreement to provide for additional term loan commitments of $895 million, and incurred the Notes, in each case as described above, to replace the backstop commitment and the Bridge Commitment.
Our increased indebtedness as a result of any such financings could have important consequences to us and our stockholders, including:
•increasing our vulnerability to general adverse economic and industry conditions;
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;
•with respect to variable rate indebtedness, risks associated with increases in interest rates;
•requiring the use of a substantial portion of our cash flow from operations for the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund working capital, future acquisitions, capital expenditures, stock repurchases and general corporate requirements;
•limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and
•putting us at a disadvantage compared to our competitors with less indebtedness.
The Processing of user data (including personal information) could give rise to liabilities or additional costs as a result of laws, governmental regulations and mobile network operator and other customer requirements or differing views of individuals’ privacy rights.
Certain of Sierra Wireless’ products and services as well as the operation of our businesses involves the collection, use, processing, disclosure, transmission and storage (“Processing”) of a large volume of data (including personal information). Numerous state, federal and international laws, rules and regulations govern the Processing of personal information and can expose us to third party claims, enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties, significant legal liability and harm to our reputation if our compliance efforts fail or are perceived to fail.
For example, the European Union General Data Protection Regulation ("GDPR") became effective on May 25, 2018. Failure to comply with the GDPR may result in fines of up to the greater of 20 million Euros or 4% of a company’s annual global revenue. Canada’s Personal Information Protection and Electronic Documents Act (“PIPEDA”) also imposes strict requirements for Processing personal information that applies to our business operations. And in the United States, a number of states have enacted or have proposed to enact state privacy laws. For example, the California Consumer Privacy Act ("CCPA") became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered businesses to provide new disclosures to California residents and provide such individuals ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that is expected to increase data breach litigation. Additionally, in November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020 (“CPRA”), which goes into effect on January 1, 2023. The CPRA further expands the CCPA with additional data privacy compliance requirements that may impact our business, and establishes a regulatory agency dedicated to enforcing those requirements. A determination that we have violated any of these or other privacy or data protection laws could result in significant damage awards, fines and other penalties that could, individually or in the aggregate, materially harm our business and reputation.
Furthermore, the interpretation of privacy and data protection laws in a number of jurisdictions is unclear and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from jurisdiction to jurisdiction. Complying with these varying state, federal and international requirements could cause us to incur additional costs and change our business practices. In addition, because our products and services are sold and used worldwide, we may be required to comply with laws and regulations in countries or states where we have no local entity, employees, or infrastructure.
We could also be adversely affected if legislation or regulations are expanded to require changes in our products, services or business practices, if governmental authorities in the jurisdictions in which we do business interpret or implement their legislation or regulations in ways that negatively affect our business or if end users or others allege that their personal information was misappropriated, for example, because of a defect or vulnerability in our products or services or if we experience a data breach. If we are required to allocate significant resources to modify our products, services or our existing security procedures for the personal information that our products and services process, our business, results of operations and financial condition may be adversely affected.
In addition, despite our efforts to protect our systems and the data (including personal information) processed thereby, we cannot assure you that we or our service providers will not suffer a data breach or compromise, that hackers or other unauthorized parties will not gain access to personal information or other data, or that any such data compromise or access will be discovered or remediated on a timely basis. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data security and other laws, and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition, and results of operations.
We may be subject to class action or derivative action lawsuits, which if decided against us, could require us to pay substantial judgments, settlements or other penalties.
In addition to being subject to litigation in the ordinary course of business, we may be subject to class actions, derivative actions and other securities litigation and investigations, as well as other categories of litigation such as intellectual property infringement-related litigation that could have a material impact on our business. If the proposed acquisition is consummated, we will also become subject to any such matters involving Sierra Wireless’ business. We expect that this type of litigation will be time consuming, expensive and will distract us from the conduct of our daily business. It is possible that we will be required to pay substantial judgments, settlements or other penalties and incur expenses that could have a material adverse effect on our operating results, liquidity or financial position. Expenses incurred in connection with these lawsuits, which include substantial fees of lawyers and other professional advisors and our obligations to indemnify officers and directors who may be parties to such actions, could materially adversely affect our reputation, operating results, liquidity or financial position. Furthermore, we do not know with certainty if any of this type of litigation and resulting expenses will be fully or even partially covered by our insurance. In addition, these lawsuits may cause our insurance premiums to increase in future periods.
If the proposed acquisition is consummated, we will depend on mobile network operators to promote and offer acceptable wireless data services.
Certain of Sierra Wireless’ products and its wireless connectivity services can only be used over wireless data networks operated by third parties. If the proposed acquisition is consummated, our business and future growth will depend, in part, on the successful deployment by mobile network operators of next generation wireless data networks and appropriate pricing of wireless data services. We will also depend on successful strategic relationships with our mobile network operator partners to provide direct or indirect roaming services onto their networks and our operating results and financial condition could be harmed if they increase the price of their services or experience operational issues with their networks. In certain cases, our mobile network operator partners may also offer services that compete with our IoT services business.
Competition from new or established IoT, cloud services and wireless services companies or from those with greater resources may prevent us from increasing or maintaining our market share following the consummation of the proposed acquisition and could result in price reductions and/or loss of business with resulting reduced revenues and gross margins.
The market for IoT products and services is highly competitive and rapidly evolving. If the proposed acquisition is consummated, we expect to experience the impact of intense competition on the businesses we acquire from Sierra Wireless, including:
•competition from more established and larger companies with strong brands and greater financial, technical and marketing resources or companies with different business models;
•business combinations or strategic alliances by our competitors which could weaken our competitive position;
•introduction of new products or services by us that put us in direct competition with major new competitors;
•existing or future competitors who may be able to respond more quickly to technological developments and changes and introduce new products or services before we do; and
•competitors who may independently develop and patent technologies and products that are superior to ours or achieve greater acceptance due to factors such as more favorable pricing, more desired or better-quality features or more efficient sales channels.
If we are unable to compete effectively with our competitors' pricing strategies, technological advances and other initiatives, we may lose customer orders and market share and we may need to reduce the price of our products and services, resulting in reduced revenue and reduced gross margins. In addition, new market entrants or alliances between customers and suppliers could emerge to disrupt the markets in which we operate through disintermediation of our modules business or other means. There can be no assurance that we will be able to compete successfully and withstand competitive pressures.
If the proposed acquisition is consummated, we would become subject to additional government laws and regulations, which could result in increased costs and inability to sell our products and services.
Sierra Wireless’ products and services are subject to laws and regulations in the United States, Canada, the European Union and other regions in which Sierra Wireless operates. Following the consummation of the proposed acquisition, from time to time in the ordinary course we may be required to obtain regulatory approvals or licenses in order to sell certain products and services.
For example, in the United States, the Federal Communications Commission regulates many aspects of communications devices and services. In Canada, similar regulations are administered by the Innovation, Science and Economic Development Canada and the Canadian Radio-television and Telecommunications Commission. European Union directives provide comparable regulatory guidance in Europe. Further, regulatory requirements may change, or we may not be able to receive approvals, registrations or licenses from jurisdictions in which we may desire to sell products and services in the future. In addition, many laws and regulations are still evolving and being tested in courts and by regulatory authorities and could be interpreted in ways that could harm our business.
The application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which we operate. Because laws and regulations have continued to develop and evolve rapidly, it is possible that we or our products or services may not be, or may not have been, compliant with each applicable law or regulation. Compliance with applicable laws and regulations may impose substantial costs on our business, and if we fail to comply we may be subject to regulatory and civil liability, additional costs (including fines), reputational harm, and in severe cases, may be prevented from selling our products and services in certain jurisdictions, all of which could materially and adversely affect our business, financial position, results of operation, and cash flows.
Risks related to the Convertible Notes
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, we would be required to settle any converted principal amount of such Notes through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Conversion of the Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.
The conversion of some or all of the Notes may dilute the ownership interests of our stockholders. Upon conversion of the Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Notes being converted. If we elect to settle the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Notes being converted in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.
Certain provisions in the indenture governing the Notes may delay or prevent an otherwise beneficial takeover attempt of us.
Certain provisions in the indenture governing the Notes may make it more difficult or expensive for a third party to acquire us. For example, the indenture governing the Notes generally requires us to repurchase the Notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its Notes in connection with a make-whole fundamental change, as defined in the indenture for the Notes. A takeover of us may trigger the requirement that we repurchase the Notes and/or increase the conversion rate, which could make it costlier for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.
The Convertible Note Hedge Transactions and Warrants transactions may affect the trading price of our common stock.
On October 6, 2022 and October 21, 2022, we entered into the Convertible Note Hedge Transactions with the Counterparties. We also entered into Warrants transactions with the Counterparties. The Convertible Note Hedge Transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be. However, the Warrants transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the Warrants.
In addition, the Counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes (and are likely to do in connection with any conversion of the Notes or redemption or repurchase of the Notes). This activity could cause or avoid an increase or a decrease in the market price of our common stock. We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of our common stock. In addition, we do not make any representation that the Counterparties will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.
We are subject to counterparty risk with respect to the Convertible Note Hedge Transactions.
The Counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the Convertible Note Hedge Transactions. Our exposure to the credit risk of the Counterparties is not secured by any collateral. If a Counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the Convertible Note Hedge Transactions with such Counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by a Counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the Counterparties.
ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchase of Equity Securities
None.
ITEM 3.Defaults Upon Senior Securities
None.
ITEM 4.Mine Safety Disclosures
Not applicable.
ITEM 5.Other Information
On November 29, 2022, our Board of Directors approved amended and restated bylaws (the “Amended and Restated Bylaws”), which became effective the same day. Among other things, the amendments effected by the Amended and Restated Bylaws:
•Eliminate the requirement to make a stockholder list available for examination at meetings of stockholders, as provided by recent amendments to the General Corporation Law of the State of Delaware;
•Establish procedures and requirements for stockholders to request that a record date be set in connection with stockholder action by written consent in lieu of a meeting;
•Enhance procedural and disclosure requirements in connection with stockholder nominations of directors and submissions of proposals for business at stockholder meetings (other than proposals to be included in our proxy materials pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), including:
◦Requiring that advance notice of nominations or items of business generally be submitted to the Company no earlier than 120 days prior to the anniversary date of the immediately preceding annual meeting (with no change to the deadline for submission no later than 90 days prior to such anniversary date);
◦Requiring information concerning the stockholder’s interests in derivative securities, hedges, short interests and any other agreements or arrangements that increase or decrease the stockholder’s voting power or economic interest with respect to the Company’s stock and disclosure of all agreements, arrangements and understandings relating to the Company or the proposed business or nomination;
◦Requiring information provided by the stockholder submitting notice to be updated so that it is accurate as of the record date for the stockholder meeting; and
◦Requiring any stockholder submitting a notice of nomination to comply with the “universal proxy rules” under the Exchange Act and to submit evidence of compliance with the solicitation requirements under those rules; and
•Require all director nominees to make certain representations to the Company including that they are not parties to any agreement or arrangement regarding how they will vote as a director that has not been disclosed to the Company, that they are not parties to any compensatory arrangements with persons other than the Company regarding their nomination or service as a director that has not been disclosed to the Company and that they will comply, if elected as directors, with the Company’s applicable policies and guidelines.
The foregoing description of the Amended and Restated Bylaws is a summary and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, a copy of which is included as Exhibit 3.2 attached hereto and incorporated herein by reference.

Also on November 29, 2022, our Board of Directors approved a form of amended and restated indemnification agreement for directors and executive officers of the Company and its subsidiaries (the “Form of Amended and Restated Indemnification Agreement”) and authorized the Company to enter into the Form of Amended and Restated Indemnification Agreement with each of the Company’s directors and certain executive officers who are party to an existing indemnification agreement with the Company. The Form of Amended and Restated Indemnification Agreement:
•Clarifies certain matters that are set forth in the indemnification agreements that the Company previously entered into with its directors and certain executive officers, including with respect to the director’s or officer’s right to indemnification, advancement of expenses and/or insurance under circumstances in which the director or officer may also have rights to indemnification, advancement of expenses and/or insurance from certain third parties; and
•Continues to require the Company, to the fullest extent permitted by applicable law and subject to certain exceptions specified in the Form of Amended and Restated Indemnification Agreement, to indemnify the director or executive officer party thereto (the “Indemnitee”), if the Indemnitee is, or is threatened to be made, a party to or otherwise becomes involved (as a witness or otherwise) in any Proceeding (as defined in the Form of Amended and Restated Indemnification Agreement) wholly or partly by reason of his or her status as a director, officer, employee, agent or fiduciary of the Company, any of its wholly-owned subsidiaries, or any other enterprise that such person is or was serving at the request of the Company, against all Expenses and Losses (as defined in the Form of Amended and Restated Indemnification Agreement), reasonably incurred by the Indemnitee, or on Indemnitee’s behalf, in connection with such Proceeding.
The foregoing description of the Form of Amended and Restated Indemnification Agreement is a summary and is qualified in its entirety by reference to the full text of the Form of Amended and Restated Indemnification Agreement, a copy of which is included as Exhibit 10.8 attached hereto and incorporated herein by reference.

ITEM 6.Exhibits
Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

Exhibit No.	Description	Location

2.1	Arrangement Agreement, dated as of August 2, 2022, by and among Semtech Corporation, Sierra Wireless, Inc. and 13548597 Canada Inc.	Exhibit 2.1 to our Current Report on Form 8-K filed on August 3, 2022

3.1	Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended October 26, 2003

3.2	Amended and Restated Bylaws of Semtech Corporation	Filed herewith

4.1	Indenture, dated as of October 12, 2022, among Semtech Corporation, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association	Exhibit 4.1 to our Current Report on Form 8-K filed on October 12, 2022

4.2	Form of 1.625% Convertible Senior Note due 2027	Exhibit 4.2 to our Current Report on Form 8-K filed on October 12, 2022

10.1	Form of Support and Voting Agreement	Exhibit 10.1 to our Current Report on Form 8-K filed on August 3, 2022

10.2	Form of Convertible Note Hedge Confirmation	Exhibit 99.2 to our Current Report on Form 8-K filed on October 12, 2022

10.3	Form of Warrant Confirmation	Exhibit 99.3 to our Current Report filed on October 12, 2022

10.4	Form of Additional Convertible Note Hedge Confirmation	Exhibit 99.1 to our Current Report on Form 8-K filed on October 21, 2022

10.5	Form of Additional Warrant Confirmation	Exhibit 99.2 to our Current Report on Form 8-K filed on October 21, 2022

10.6
Second Amendment to Second Amended and Restated Credit Agreement, dated as of September 1, 2022, by and among Semtech Corporation, the subsidiary guarantors, HSBC Bank USA, National Association, as administrative agent, and certain lenders party thereto
Exhibit 10.1 to our Current Report on Form 8-K filed on September 2, 2022

10.7
Third Amendment and Restatement Agreement, dated as of September 26, 2022, by and among Semtech Corporation, the guarantors party thereto, JPMorgan Chase Bank, N.A., as successor administrative agent, and the other parties thereto
Exhibit 10.1 to our Current Report on Form 8-K filed on September 29, 2022

10.8	Form of Amended and Restated Indemnification Agreement for Directors and Executive Officers	Filed herewith

10.9	Separation and General Release Agreement, dated as of September 28, 2022, between Semtech Corporation and Alistair W. Fulton	Exhibit 10.1 to our Current Report on Form 8-K filed on September 30, 2022

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flow and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMTECH CORPORATION
Registrant

Date:	November 30, 2022	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer
(Principal Executive Officer; Duly Authorized Officer)

Date:	November 30, 2022	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)