Form 10-K
period 2023-01-29
SEMTECH CORP
filed 2023-03-30
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 29, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant (based upon the closing sale price of $62.33 on The Nasdaq Global Select Market) as of July 29, 2022 was approximately $3.1 billion. Stock held by directors, officers and stockholders owning 10% or more of the outstanding common stock (as reported by stockholders on Schedules 13D and 13G) were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.
Number of shares of our common stock, $0.01 par value per share, outstanding at March 24, 2023: 63,870,581.
____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement in connection with registrant’s 2023 annual meeting of stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended January 29, 2023 are incorporated by reference into Part III hereof.

SEMTECH CORPORATION
INDEX TO FORM 10-K
FOR THE YEAR ENDED JANUARY 29, 2023

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

Special Note
Regarding Forward-Looking and Cautionary Statements and Summary Risk Factors
This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, operating results, and liquidity. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as future financial performance, future operational performance, the anticipated impact of specific items on future earnings, and our plans, objectives and expectations. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "estimate," "should," "will," "designed to," "projections," or "business outlook," or other similar expressions constitute forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results and events to differ materially from those projected. Potential factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to the summary risk factors listed below and those set forth under "Risk Factors" in Item 1A of this Annual Report on Form 10-K, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission ("SEC"). In light of the significant risks and uncertainties inherent in the forward-looking information included herein that may cause actual performance and results to differ materially from those predicted, any such forward-looking information should not be regarded as representations or guarantees by the Company of future performance or results, or that its objectives or plans will be achieved, or that any of its operating expectations or financial forecasts will be realized. Reported results should not be considered an indication of future performance. Investors are cautioned not to place undue reliance on any forward-looking information contained herein, which reflect management's analysis only as of the date hereof. Except as required by law, the Company assumes no obligation to publicly release the results of any update or revision to any forward-looking statement that may be made to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated or future events, or otherwise.
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

Summary Risk Factors
This risk factor summary contains a high-level summary of risks associated with our business, but does not address all of the risks that we face. Additional discussion of the risks summarized below, and other risks that we face, may be found under "Risk Factors" in Item 1A of this Annual Report on Form 10-K.
Risks Relating to Macroeconomic and Industry Conditions
•Our operations, and those of our customers, distributors, suppliers, third-party foundries and subcontractors are subject to risks from the COVID-19 pandemic and other pandemics.
•Adverse developments affecting the financial services industry.
•Our future results may fluctuate, fail to match past performance or fail to meet expectations.
•The cyclical nature of the industry we operate in may limit our ability to maintain or increase net sales and operating results during industry downturns.
•The average selling prices of products in our markets have historically decreased rapidly.
•Disruptions in U.S. government operations and funding.
Risks Relating to Production Operations and Services
•Any interruption or loss of supplies or services from the limited number of suppliers and subcontractors on which we rely could significantly interrupt our business operations and the production of our products.
•Our supplier’s manufacturing capacity may constrain our ability to increase product sales and revenue.
•Our products may be found to be defective, liability claims may be asserted against us and we may not have sufficient liability insurance.
•Obsolete inventories as a result of changes in demand for our products and in the life cycles of our products.
•Business interruptions, such as natural disasters, acts of violence and the outbreak of contagious diseases.
•We depend on mobile network operators to promote and offer acceptable wireless data services.
Risks Relating to Research and Development, Engineering, Intellectual Property and New Technologies
•We may be unsuccessful in developing and selling new products.
•Our customers require our products to undergo a lengthy and expensive qualification process without any assurance of product sales.
•Our products may fail to meet new industry standards or requirements.
•Unfavorable or uncertain conditions in the 5G infrastructure market may cause fluctuations in our rate of revenue growth or financial results.
•We may be unable to adequately protect our intellectual property rights.
•We may be found to infringe on the intellectual property rights of others or be required to enter into intellectual property licenses on unfavorable terms.
•We must commit resources to product production prior to receipt of purchase commitments and could lose some or all of the associated investment.
•We may be unable to make the substantial investments in research and development that are required to remain competitive in our business.
•Certain software we use is from open source code sources, which, may lead to unintended consequences.
•We may need to transition to smaller geometry process technologies and achieve higher levels of design integration to remain competitive.
Risks Relating to International Operations
•Export restrictions and laws affecting trade and investments may limit our ability to sell to certain customers.
•We sell and trade with foreign customers, which subjects our business to increased risks.
•Adverse changes to general economic conditions in China could have a material and adverse impact on our sales and financial results.
•The benefit of various incentives from Chinese governments may be reduced or eliminated.

•Our foreign currency exposures may change over time as the level of activity in foreign markets grows.
•We may be subject to increased tax liabilities and an increased effective tax rate if we need to remit funds held by our foreign subsidiaries.
Risks Relating to Sales, Marketing and Competition
•The loss of any one of our small number of customers or failure to collect a receivable from them.
•The volatility of customer demand limits our ability to predict future levels of sales and profitability.
•The termination of a distributor could negatively impact our business, including net sales and accounts receivable.
•Our inability to effectively control the sales of our products on the gray market.
•Competition from new or established IoT, cloud services and wireless services companies or from those with greater resources.
Risks Relating to Governmental Regulations
•Changes in government trade policies.
•Certain of our products and services are subject to laws and regulations in the regions in which we operate.
•We are subject to government regulations and other standards that impose operational and reporting requirements.
•Our failure to comply with any applicable environmental regulations could result in a range of consequences.
•The processing of user data could give rise to liabilities or additional costs.
•Certain of our customers and suppliers require us to comply with their codes of conduct.
•Changes in our effective tax rates, the adoption of new U.S. or foreign tax legislation or exposure to additional tax liabilities, or material differences between our forecasted annual effective tax rates and actual tax rates.
•We may be subject to taxation and review of our compliance with income, value-added and other sales-type tax regulations in other jurisdictions.
•We have limited experience with government contracting, which entails differentiated business risks.
•ESG matters (as defined below) may impose additional costs and expose us to new risks.
.Risks Relating to our Business Strategies, Personnel and Other Operations
•Our business and growth depend on our ability to attract and retain qualified personnel.
•We may encounter difficulties integrating ours and Sierra Wireless’ businesses and operations.
•We face risks associated with companies we have acquired in the past and may acquire in the future.
•We may be required to recognize additional impairment charges in the future.
•A disruption in our information systems could adversely affect our business operations.
•The costs associated with our indemnification obligations could be higher in future periods.
Risks Relating to our Indebtedness
•Our indebtedness could adversely affect our business, financial condition, and results of operations.
•Covenants in the Credit Agreement (as defined below) may restrict our ability to pursue our business strategies.
Risks Relating to the Convertible Notes
•The accounting method for the Notes (as defined below) could adversely affect our financial condition and results.
•Conversion of the Notes may dilute or otherwise depress the price of our common stock.
•Certain provisions in the indenture governing the Notes may delay or prevent an otherwise beneficial takeover attempt of us.
•The Convertible Note Hedge Transactions and Warrants (each as defined below) transactions may affect the trading price of our common stock.
•We are subject to counterparty risk with respect to the Convertible Note Hedge Transactions.

PART I

Item 1.    Business

Completion of Acquisition
On January 12, 2023, we, through one of our wholly-owned subsidiaries, completed the acquisition of all the issued and outstanding common shares of Sierra Wireless, Inc., a corporation existing under the Canada Business Corporations Act ("Sierra Wireless"), in an all-cash transaction representing a total purchase consideration of approximately $1.3 billion. We believe that through the acquisition of Sierra Wireless we have brought together the ultra-low power benefits of LoRa® with higher bandwidth capabilities of cellular to create a new Internet of things ("IoT") Cloud-to-Chip system leader.
General
We are a high-performance semiconductor, IoT systems and Cloud connectivity service provider and were incorporated in Delaware in 1960. We design, develop, manufacture and market a wide range of products for commercial applications, the majority of which are sold into the infrastructure, high-end consumer and industrial end markets.
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
Our end customers for our silicon solutions are primarily original equipment manufacturers ("OEMs") that produce and sell technology solutions. Our IoT module, router, gateways and managed connectivity solutions ship to IoT device makers and enterprises to provide IoT connectivity to end devices.
Overview of the Semiconductor and IoT Industries
The semiconductor industry is broadly divided into analog and digital semiconductor products. Analog semiconductors condition and regulate "real world" functions such as temperature, speed, sound and electrical current. Digital semiconductors process binary information, such as that used by computers. Mixed-signal devices incorporate both analog and digital functions into a single chip and provide the ability for digital electronics to interface with the outside world.
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
The IoT industry is rapidly evolving and has seen significant growth in recent years, driven by advancements in connectivity technologies, and the increasing demand for connected devices across a wide range of vertical markets within IoT.
Current key trends in IoT include: (i) the increasing adoption of edge computing, spurred by the need for real-time data processing and the desire to reduce latency and improve access to information; and (ii) the focus on security and data privacy as more devices become connected, the risk of cyber-attacks and data breaches increases, resulting in needed implementation of robust security measures across the entire IoT ecosystem. IoT interoperability and standardization are important as the number of connected devices continues to grow, and it is essential that these devices are able to communicate with each other seamlessly, regardless of the underlying technology or platform.

We see enormous potential in the IoT market, particularly in verticals such as metering, connected places and asset tracking. With our extensive portfolio of IoT solutions, including modules, routers, gateways and connected services, we believe we are well positioned to capitalize on the growing demand for connected devices and to help our customers navigate the complex IoT landscape.
Business Strategy
Our objective is to be a high-performance semiconductor, IoT systems and Cloud connectivity service provider to the fastest growing segments of our target markets. We intend to leverage our pool of skilled technical personnel to develop new products or, where appropriate, use strategic acquisitions or small strategic investments to either accelerate our position in the fastest growing areas or to gain entry into these areas. In order to capitalize on our strengths in design, development and marketing, we intend to pursue the following strategies:
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
•Demand for smaller, lighter, more highly integrated and feature-rich connected devices; and
•Increasing demands for Internet and cloud connectivity to low power sensors, enabling a more connected, intelligent and sustainable planet.
Our products address these market trends by providing solutions that are ultra-low power thereby extending battery life, small form factor enabling smaller more autonomous and connected devices, highly integrated enabling more functionality within devices, and high-performance enabling product differentiation within our customer base. Additionally, as communications functions are increasingly integrated into a range of systems and devices, these products require analog sensing, processing and control capabilities, which increases the number and size of our targeted end markets.
Leverage outsourced manufacturing capacity
We outsource most of our manufacturing in order to focus more of our resources on designing, developing and marketing our products. A significant amount of our third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in the United States ("U.S."), Taiwan, China, Vietnam and Malaysia. We believe that outsourcing our manufacturing provides us numerous benefits, including capital efficiency, the flexibility to adopt and leverage emerging process technologies without significant investment risk, and a more variable cost of goods, all of which provide us with greater operating flexibility.

Build new IoT solutions that combine Cellular and LoRa® technology
Our strategy is to bring the best of LoRa® and cellular connectivity together. Whereas LoRa takes advantage of low-power, long-range wireless communication, cellular offers pervasive high speed data to bring a fully-integrated solution that can simplify IoT connectivity and make it easier to deploy and utilize. The combination will provide greater choice, flexibility and one stop shop for all IoT connectivity for the market enabling new use cases and new vertical application. We intend to utilize our hardware, software and application engineering, marketing and sales talent to become a truly diversified market leader.
Products and Technology
We design, develop, manufacture and market high-performance analog and mixed-signal semiconductors and advanced algorithms as well as wireless semiconductors, connectivity modules, gateways, routers and connected services for IoT. We operate and account for results in four reportable segments—Signal Integrity, Advanced Protection and Sensing, IoT System, and IoT Connected Services—that represent four separate operating segments (see Note 16, Segment Information, to our Consolidated Financial Statements).
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
Advanced Protection and Sensing. We design, develop, manufacture and market high-performance protection devices, which are often referred to as transient voltage suppressors ("TVS") and specialized sensing products. TVS devices provide protection for electronic systems where voltage spikes (called transients), such as electrostatic discharge, electrical over stress or secondary lightning surge energy, can permanently damage sensitive ICs. Our portfolio of protection solutions include filter and termination devices that are integrated with the TVS device. Our products provide robust protection while preserving signal integrity in high-speed communications, networking and video interfaces. These products also operate at very low voltage. Our protection products can be found in a broad range of applications including smart phones, LCD and organic light-emitting diode TVs and displays, set-top boxes, monitors and displays, tablets, computers, notebooks, base stations, routers, automobile and industrial systems. Our unique sensing technology enables proximity sensing and advanced user interface solutions for our mobile and consumer products.
IoT System. We design, develop, manufacture and market a portfolio of specialized radio frequency products used in a wide variety of industrial, medical and communications applications. Our wireless products, which include our LoRa® devices and wireless radio frequency technology ("LoRa Technology"), feature industry leading and longest range industrial, scientific and medical radio, enabling a lower total cost of ownership and increased reliability. These features make these products particularly suitable for machine-to-machine and IoT applications. We also design, develop, and market power product devices that control, alter, regulate, and condition the power within electronic systems focused on the LoRa® and IoT infrastructure segment. The highest volume product types within this category are switching voltage regulators, combination switching and linear regulators, smart regulators, isolated switches, and wireless charging. We also offer a comprehensive product portfolio of IoT solutions that enable businesses to connect and manage their devices, collect and analyze data, and improve decision-making. The portfolio includes a wide range of modules, gateways, routers, and connected services that are designed to meet the specific needs of different industries and applications. Sierra Wireless' modules are available in a variety of form factors and connectivity options, including LTE-M, NB-IoT, 5G, and LoRa®, and can be integrated into an array of devices and systems. Our gateways and routers are designed to provide reliable and secure connectivity for IoT devices, while our connected services enable businesses to manage devices and connectivity so businesses can navigate the complex IoT landscape and realize the full potential of connected devices.
IoT Connected Services. We design, develop, operate and market a portfolio of connected services used in a wide variety of industrial, medical and communications applications. Our connected services include wireless connectivity and cloud-based services for customers to deploy, connect, and operate their end applications. Our services have been purpose-built for IoT applications and include features such as SIM and subscription management, device and data management, geolocation support, as well as reporting and alerting that can be configured or tailored to a variety of IoT use cases.

Our net sales by product line were as follows:

	Fiscal Years
(in thousands)	2023	2022	2021
Signal Integrity	$304,124	$291,114	$255,640
Advanced Protection and Sensing	236,890	306,932	243,085
IoT System	210,326	142,812	96,392
IoT Connected Services	5,193	—	—
Total	$756,533	$740,858	$595,117
Recent Acquisitions and Divestitures
Acquisition of Sierra Wireless, Inc.
On January 12, 2023 (the "Acquisition Closing Date"), we completed the acquisition of Sierra Wireless, pursuant to the Arrangement Agreement dated as of August 2, 2022 (the "Arrangement Agreement"), by and among us, 13548597 Canada Inc., a corporation formed under the Canada Business Corporations Act, and our wholly-owned subsidiary (the "Purchaser"), and Sierra Wireless. Pursuant to terms and conditions of the Arrangement Agreement, the Purchaser, among other things, acquired all of the issued and outstanding common shares of Sierra Wireless (the "Sierra Wireless Acquisition"). The Sierra Wireless Acquisition was implemented by way of a plan of arrangement (the "Plan of Arrangement") in accordance with the Canada Business Corporations Act. Pursuant to the Arrangement Agreement and Plan of Arrangement, at the effective time of the Sierra Wireless Acquisition, each common share of Sierra Wireless that was issued and outstanding immediately prior to the effective time was transferred to the Purchaser in consideration for the right to receive $31.00 per share of Sierra Wireless' common shares, in an all-cash transaction representing a total purchase consideration of approximately $1.3 billion. The transaction was accounted for as a business combination. We are still in the process of determining the final purchase price allocation. For more information, see Note 3, Acquisition and Divestiture, to our Consolidated Financial Statements.
Divestiture
On May 3, 2022, we completed the divestiture of our high reliability discrete diodes and assemblies business (the “Disposal Group”) to Micross Components, Inc. for $26.2 million, net of cash disposed, in an all-cash transaction. For additional information on the divestiture, see Note 3, Acquisition and Divestiture, to our Consolidated Financial Statements.
New Legislation
In August 2022, the Creating Helpful Incentives to Produce Semiconductors and Science Act, H.R. 4346 (the "CHIPS Act") and the Inflation Reduction Act, H.R. 5376 (the "IR Act") were signed into law. Among other things, the CHIPS Act provides various incentives and tax credits to U.S. companies for research, development, manufacturing and workforce development in domestic semiconductor manufacturing. The IR Act introduces a 15% corporate alternative minimum tax ("CAMT") for certain corporations and a 1% excise tax on certain stock repurchases. We are evaluating the provisions of the new laws and the potential impacts.
Semtech End Markets
Our products are sold primarily to customers in the infrastructure, high-end consumer and industrial end markets. Our net sales by major end market as a percentage of total net sales are detailed below:

	Fiscal Years
(percentage of net sales)	2023	2022	2021
Infrastructure	38%	35%	42%
High-End Consumer	21%	30%	27%
Industrial	41%	35%	31%
Total	100%	100%	100%
We believe that our diversity in end markets provides stability to our business and opportunity for growth.

The following table depicts our main product lines and their end market and product applications:

Typical End Product Applications
Product Groups	Infrastructure	High-End Consumer	Industrial
Signal Integrity	Optical module ICs supporting up to 400Gb/s for Ethernet, Fibre Channel protocols in data center and access applications, and 4G/5G/LTE wireless applications		Serial Digital Interconnect interface ICs for Broadcast Video, Video over IP technology for Pro AV applications

Advanced Protection and Sensing	Servers, workstations, desktop PC/notebooks, ultrabooks, optical modules, printers, copiers, 4G/5G/LTE base stations, 1/10 Gb/s Ethernet	Smartphones, media players, tablets, wearables, cameras, TVs, set top boxes, and high end audio	Industrial automation, measurement & instrumentation, automotive, IoT, and hearing aids

IoT System			IoT, Industrial Asset Monitoring, Tracking & Logistics, Smart Metering, Smart Home, Smart Building / City, Smart Agriculture, and Power Management

IoT Connected Services			IoT, Industrial Asset Monitoring and Control, Tracking & Logistics, Smart Metering, Smart Home, Smart Building / City, Smart Agriculture, and Healthcare

Seasonality
Our net sales are subject to some seasonal variation. Our net sales also have been affected by the cyclical nature of the semiconductor industry, and typically the fourth fiscal quarter tends to be softer in demand as compared to our other fiscal quarters.
Sales and Marketing
Net sales made directly to customers during fiscal years 2023, 2022 and 2021, were approximately 15%, 13% and 18% of total net sales, respectively. The remaining 85%, 87% and 82% of net sales, respectively, were made through independent distributors. We have direct sales personnel located throughout North America, Europe, and Asia-Pacific who manage the sales activities of independent sales representative firms and independent distributors. We expense our advertising costs as they are incurred.
We operate internationally through our foreign subsidiaries. Semtech (International) AG and certain other foreign subsidiaries serve the European and Asian markets. Semtech (International) AG and other certain foreign subsidiaries also maintain branch offices, either directly or through one of their wholly-owned subsidiaries, in multiple countries or territories. Semtech Canada Corporation serves the Canadian market for most of the products from our Signal Integrity Products Group from its headquarters in Burlington, Ontario. Sierra Wireless, Inc. also serves the Canadian market for most of the products from our IoT System Products Group and our IoT Connected Services Group from its headquarters in Richmond, British Columbia. Independent representatives and distributors are also used to serve customers throughout the world. Some of our distributors and sales representatives also offer products from our competitors, as is customary in the industry.

Customers, Sales Data and Backlog
As a result of the breadth of our products and markets, we have a broad and balanced range of customers.
Representative Customers by End Markets:

Infrastructure	High-End Consumer	Industrial
Accelink Technologies Corporation	Future Electronics Inc.	Arrow Electronics Inc.
Alibaba Group Holding, Ltd.	LG Electronics Inc.	Digi-Key Electronics
Alphabet Inc.	Quanta Computer	Future Electronics Inc.
Dipper Optics Technology, Ltd.	Samsung Electronics Co., Ltd.	Helium
Cisco Systems, Inc.	Sharp Corporation	Honeywell Inc.
Ericsson	Vivo Technology Co., Ltd.	Itron, Inc.
Hewlett-Packard		Panasonic Corp
HGGenuine Optics Tech Co.,Ltd		Raytheon Company
Hisense Co., Ltd.		Rockwell Automation
Lumentum Holdings Inc.		Sharp Corporation
Nokia Corporation		Sonova International
Samsung Electronics Co., Ltd.		Sony Corp
Sumitomo Electric		Symmetry Electronics
ZTE Corporation
Our customers include major OEMs and their subcontractors in the infrastructure, high-end consumer and industrial end markets. Our products are typically purchased by these customers for their performance, price and/or technical support, as compared to our competitors.
In fiscal years 2023, 2022 and 2021, sales in the U.S. represented 13%, 10% and 10% of our sales, respectively, while foreign sales represented 87%, 90% and 90% of our sales, respectively. Sales to customers located in China (including Hong Kong) and South Korea comprised 53% and 5% of our sales, respectively, in fiscal year 2023. No other foreign country comprised more than 5% of our sales in fiscal year 2023.
Concentration of Net Sales - Significant Customers
The following table sets forth the concentration of sales among the customers that accounted for more than 10% of our net sales in at least one of the fiscal years 2023, 2022 and 2021:

	Fiscal Years
(percentage of net sales)	2023	2022	2021
Trend-tek Technology Ltd. (and affiliates)	16%	17%	17%
Frontek Technology Corporation (and affiliates)	13%	18%	16%
CEAC International Ltd. (and affiliates)	11%	11%	11%
Arrow Electronics (and affiliates)	8%	10%	9%
Concentration of Accounts Receivable - Significant Customers
The following table shows customers that had an outstanding receivable balance that represented at least 10% of our total net receivables as of one or more of the dates indicated:

(percentage of net receivables)	January 29, 2023	January 30, 2022
Frontek Technology Corporation (and affiliates)	8%	17%
CEAC International Ltd. (and affiliates)	2%	10%

Backlog
Our backlog of orders as of the end of fiscal years 2023, 2022 and 2021 was approximately $182.3 million, $250.1 million and $161.4 million, respectively. The majority of our backlog is typically requested for delivery within six months. In markets where the end system life cycles are relatively short, customers typically request delivery in four to eight weeks. A backlog analysis at any given time gives little indication of our future business except on a short-term basis, principally within the next 45 days. We do not have any significant backlog with deliveries beyond 18 months.
Manufacturing Capabilities
Our strategy is to outsource most of our manufacturing functions to third-party foundries, assembly, test contractors and electronics manufacturing services ("EMS") partners. The third-party foundries fabricate silicon wafers, while the assembly and test contractors package and test our products. The EMS partners manufacture our IoT System products from surface-mount technology ("SMT") assembly to product assembly, which includes product testing and configuration. We believe this outsourcing permits us to take advantage of the best available technology, leverage the capital investment of others and reduce our operating costs associated with manufacturing assets.
We perform a limited amount of internal probe and final test activities at our facilities in Camarillo, Irvine and San Diego in California, and Neuchâtel in Switzerland. These activities accommodate situations in which tight coupling with product design is desirable or where there are unique requirements. A majority of our very small form factor protection devices are packaged at our facilities in Colorado Springs, Colorado. Almost all of our other products are packaged and tested by outside subcontractors.
In keeping with our mostly "fabless" business model, we have no wafer fabrication facilities. Our end products were supported with finished silicon wafers purchased from third-party wafer foundries primarily located in the U.S., Taiwan and China.
Despite our use of third-party wafer foundries for sourcing our silicon needs, we do maintain internal process development capabilities. Our process engineers work closely with our third-party foundries on the improvement and development of process capabilities. In fiscal year 2023, we used various manufacturing processes, including Bipolar, CMOS, RF-CMOS and Silicon Germanium BiCMOS processes. Our IoT System products are designed internally. We maintain management of design engineering, software engineering, manufacturing engineering and manufacturing test development.
While we do have some redundancy of fabrication processes by using multiple third-party foundries, any interruption of supply by one or more of these foundries could materially impact us. As a result, we maintain some amount of business interruption insurance in part to help reduce the financial risk associated with a wafer supply interruption, but we are not fully insured against this risk.
Although our products are made from basic materials (principally silicon, metals and plastics), all of which are available from a number of suppliers, capacity at wafer foundries sometimes becomes constrained. The limited availability of certain materials, such as silicon wafer substrates, may impact our suppliers’ ability to meet our demand needs or impact the price we are charged. The prices of certain other basic materials, such as metals, gases and chemicals used in the production of our products, can exhibit price volatility depending on the changes in demand for these basic commodities. In most cases, we do not procure these materials ourselves, but we are nevertheless reliant on these materials for producing our products because our third-party foundry and package and test subcontractors must procure them. To help minimize risks associated with constrained capacity, we use multiple foundries and have taken other steps to prevent supply interruptions at certain foundries and subcontractors.
In addition to our development and production facilities in Colorado Springs, Colorado, which provide assembly services for a majority of our very small form factor protection devices, we use third-party subcontractors to perform almost all of our other assembly and test operations. A majority of our offshore assembly and test activity is conducted by third-party subcontractors based in Vietnam, China, Taiwan and Mexico. We have operations offices located in the Philippines, Malaysia, Vietnam and China that support and coordinate some of the worldwide shipment of products. We have installed our own test equipment at some of our packaging and testing subcontractors in order to ensure a certain level of capacity, assuming the subcontractor has ample employees to operate the equipment. We are monitoring general economic conditions, including recessions or inflationary pressures, bank failures and uncertainty in the banking system, geopolitical turmoil and supply chain disruptions, on our suppliers and third-party subcontractors and cannot determine the extent of the impact they may have on our operations. See “Item 1A. Risk Factors - Risks Relating to Production Operations and Services - We rely on a limited number of suppliers and subcontractors, many of which are foreign-based entities, for many essential components and materials and certain critical manufacturing services and any interruption or loss of supplies or services from these entities could significantly interrupt our business operations and the production of our products.” and "Item 1A. Risk Factors - Risks Relating to Production Operations and Services - Our ability to increase product sales and revenue may be constrained by the manufacturing capacity of our suppliers."
Our arrangements with both third-party wafer foundries and package and test subcontractors are designed to provide some assurance of capacity but are not expected to assure access to all the manufacturing capacity we may need in the future.

Competition
The semiconductor and IoT industries are highly competitive, and we expect competitive pressures to continue. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit and retain key engineering talent, our ability to execute on new product developments, and, in certain cases, our ability to persuade customers to design these new products into their applications.
Semiconductor Industry
The semiconductor industry is characterized by decreasing average unit selling prices over the life of a product as the volumes typically increase. However, price decreases can sometimes be quite rapid and faster than the rate of increase of the associated product volumes. We believe we compete effectively based upon our ability to capitalize on efficiencies and economies of scale in production and sales, and our ability to maintain or improve our productivity and product yields to reduce manufacturing costs. The semiconductor industry is also characterized by rapid technological change, and design and other technological obsolescence. We believe we compete effectively based on our success in developing new products that implement new technologies, protection of our trade secrets and know-how and maintaining high product quality and reliability.
We are in direct and active competition, with respect to one or more of our product lines, with numerous manufacturers of varying size, technical capability and financial strength. A number of these competitors are dependent on semiconductor products as their principal source of income, and some are much larger and better resourced than we are. The number of competitors continues to grow due to expansion of the market segments in which we participate. Additionally, there has been a trend toward consolidation in the semiconductor industry as companies attempt to strengthen or hold their market positions in an evolving industry. Such consolidations may make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, channel coverage, technology or product functionality. We also expect that the trend among large OEMs to seek to develop their own semiconductor solutions will continue and expand. As we move into new markets, we may face competition from larger competitors with longer histories in these markets. Certain of our customers and suppliers also have divisions that produce products competitive with ours, and other customers may seek to vertically integrate competitive solutions in the future.
IoT Industry
The IoT industry, including the market for IoT devices and solutions, is growing and we expect that it will continue to attract significant competition. Some of our competitors are large corporations with manufacturing scale and financial resources at their disposal, while others are small. However, we believe that our innovation, deep expertise in wireless IoT communications, and the ability to provide an integrated end-to-end IoT solution to our customers with security features gives us an opportunity to differentiate ourselves.
Our cloud and connectivity services are a strategic differentiator of our integrated device to cloud IoT solutions offering. We have our own Smart SIM pre-integrated into our devices. Depending on the customers served, our competitors include mobile network operators and other companies who operate mobile virtual network operators or cloud platforms for the IoT market.
In addition, we have established a strong leadership position by being early to market with leading edge, high performance, high quality products that support the latest wireless technologies. We are a global market leader in wireless cellular embedded modules for IoT with a broad product portfolio, a global footprint, strong relationships with global OEMs and unique software platforms.
The market for intelligent wireless routers is quite fragmented depending on the vertical market segment, customer base and level of competition. In the segments where we compete, we believe that our market share is strong, and that competition is intensifying. In order to strengthen our share position, we have launched new next generation products and increased our investments in sales capacity and other go-to-market initiatives. Our competitors in this line of business vary by market segment.
Intellectual Property and Licenses
We have been granted 306 U.S. patents and 440 foreign patents and have numerous patent applications pending with respect to our products and to technologies associated with our business. The expiration dates of issued patents range from 2023 to 2041. Although we consider patents to be helpful in maintaining a competitive advantage, we do not believe they create definitive competitive barriers to entry. There can be no assurance that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated, or circumvented by others. While our various intellectual property ("IP") rights are important to our success, we do not believe any individual patent, group of patents, or the expiration thereof would materially affect our business operations.
We have registered many of our trademarks in the U.S. and in various foreign jurisdictions. Registration generally provides rights in addition to basic trademark protections and is typically renewable upon proof of continued use. We have registered, or are in the process of registering, our SEMTECH and other trademarks in many jurisdictions. In one location the SEMTECH trademark is prohibited, but we are permitted to use our Semtech International trade name. This restriction has not had a material impact on our business to date and we do not anticipate it will have a material impact in the future.
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
Circuit design engineers, layout engineers, product and test engineers, application engineers, and field application engineers are our most valuable employees. Together they perform the critical tasks of design and layout of ICs and other products, turning these circuits into silicon devices, and conferring with customers about designing these devices into their applications. The majority of our engineers fit into one of these categories. Most of these engineers have many years of experience in the design, development, and layout of circuits targeted for use in protection, advanced communications and power management, multimedia and data communications, and wireless and sensing applications. We also employ a number of software engineers and systems engineers that specialize in the development of software and systems architecture, who enable us to develop systems oriented products in select markets.
Our IoT business also employs specialized engineering teams skilled in the areas of radio design, hardware design, embedded software design cloud-based application development and cellular network design. The product development teams include leaders with extensive experience in their fields, along with younger graduates from leading universities.
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
Human Capital
As of January 29, 2023, our year-over-year headcount increased from 1,439 to 2,248 full-time employees worldwide, of whom 1,685 employees were based outside of the U.S. The increase in headcount was primarily related to the acquisition of Sierra Wireless in January 2023. There were 1,064 employees in research and development, 314 employees in operations, and 870 employees in selling, general and administrative, including functions that support operational activities. Our focus on innovation gives us a unique appreciation to the importance of recruitment, retention and the professional development of our employees. Our talent acquisition processes focus on the increasingly complex talent market and building our pipeline for an even more diverse and inclusive workforce. The health and well-being of our employees and their families remains our highest priority, and supporting and improving the local communities in which our employees are located is an important part of our culture. We continue to benchmark and enhance our total compensation and benefits packages across the 16 countries in which our offices are located.
Talent
Our talent strategy involves our efforts to achieve an optimal balance of internal development, supplemented by external hires. This approach contributes to and enhances our employee loyalty and commitment. As of the end of fiscal year 2023, our average employee tenure is 7.0 years, reflecting the strong engagement of our employees. As new employees continue to join Semtech, we expect their contributions to bring fresh ideas to help drive innovation and continuous improvement.
Our recruiting efforts leverage both internal and external resources to recruit and attract highly skilled and talented workers across the globe, and we encourage our employees to provide referrals for open positions. We enhanced our performance management framework, strengthening our goal setting and calibration processes. This framework ensures that feedback provided in these performance discussions supports leadership growth and long-term development. Our development programs include an extensive library suite of professional third party trainings and courses. In addition, Semtech offers a comprehensive annual and new hire compliance training that focuses on diversity, anti-harassment and code of conduct, among others.
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
Health and Well-being
We provide access to a variety of flexible and convenient health and welfare programs, including benefits that support their physical and mental health through tools and resources to help them maintain and improve their health status. We believe our offerings provide flexible choices to meet the diverse needs of our employees and their families globally. Each year, we review our benefits programs to ensure they are appropriately resourced and deliver value. We also offer a financial well-being program for our employees.
Diversity and Inclusion
We are committed in our efforts to increase diversity and foster an inclusive work environment that supports our global workforce and helps us provide innovative solutions for our customers. Our Semtech Women's Leadership Council provides a forum to elevate and empower our female employees through collaboration, education, inspiration and peer support. We continue our focus on improving our hiring, development, advancement and retention of diverse talent and our overall diversity representation.
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
Government Regulations
As a global company, we market and sell our products both inside and outside the U.S. Certain products are subject to the Export Administration Regulations, administered by the U.S. Department of Commerce, Bureau of Industry and Security, or other trade laws, which may require that we obtain an export license before we can export certain controlled products or technology to specified countries or end users. Similar controls exist in other jurisdictions. Failure to comply with these laws could result in sanctions by the government, including substantial monetary penalties and denial of export privileges. We maintain an export compliance program under which we screen export transactions against applicable lists of restricted exports, destinations and end users with the objective of managing export-related decisions, transactions and shipping logistics to ensure compliance with these requirements. In addition, certain products and services are subject to the rules and policies of the Federal Communications Commission ("FCC") and the Communications Act of 1934 as amended, which may require that we obtain FCC authorization before we can market and sell certain regulated products and services and otherwise comply with applicable requirements. Similar regulations exist in other jurisdictions. Failure to comply with these laws could result in governmental sanctions, including monetary penalties and revocation of the authority granted by the FCC or its foreign counterparts.
For discussion related to environmental matters, see Note 14, Commitments and Contingencies, to the Consolidated Financial Statements.
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

Item 1A.    Risk Factors
Please carefully consider and evaluate all of the information in this Annual Report on Form 10-K and the risk factors listed below. If any of these risks actually occur, our business could be materially harmed. If our business is harmed, the trading price of our common stock could decline. See also “Special Note Regarding Forward Looking and Cautionary Statements and Summary Risk Factors” at the beginning of this Annual Report on Form 10-K.
Risks Relating to Macroeconomic and Industry Conditions
Our operations, and those of our customers, distributors, suppliers, third-party foundries and subcontractors are subject to risks from the COVID-19 pandemic and other pandemics, epidemics and infectious diseases, which could adversely affect our business, financial condition and results of operations.
We are subject to risks associated with public health crises and government measures to prevent the spread of infectious diseases, including the global health concerns related to the COVID-19 pandemic. The COVID-19 pandemic has adversely impacted, and may further adversely impact, our financial results by decreasing sales, driven by supply chain interruptions. Other public health crises, including any other pandemics, epidemics or infectious diseases, could result in similar adverse impacts.
Risks to our business that have been associated with the COVID-19 pandemic, and may be associated with future COVID-19 outbreaks or other public health crises, include: decrease in demand and pricing for our products as a result of any negative economic impact of disease outbreak and government actions in response thereto; disruption of our manufacturing processes due to temporary reductions or closures of our facilities, third-party foundries and contractors, and the delay of supplies being received; disruption of freight infrastructure, thereby delaying shipments from vendors to assembly and test sites and shipments of our final product to customers; disruption of the manufacturing process of our customers that use our components in their products, thereby impacting demand for our products; adverse impacts on the business of our suppliers, which may result in, among other things, price increases and delays for delivery of raw materials and components needed for the production of our products; impacts on our ability to maintain our workforce; increased employee absenteeism due to infection or the fear of infection; possible lawsuits or additional regulatory actions due to the spread of disease in the workplace and potential increases in costs to implement health safety measures; reputational risk if we experience an outbreak in our workplace; and adverse impacts on the productivity of management and our employees that are working remotely. Additionally, there is an increased security and technology risk as some employees continue to work from home, including possible outages to systems and technologies critical to remote work and increased data privacy risk with cybercriminals attempting to take advantage of the disruption.
In addition, the COVID-19 pandemic impacted, and future pandemics, epidemics or infectious diseases may impact, the operations of our distributors and direct customers. Because a significant portion of our net sales is through authorized distributors, the financial health of our distributors is critical to our success. Some of our distributors are small organizations with limited working capital. Our distributors have experienced, and may continue to experience from time to time, disruptions to their operations due to the pandemic or future public health crises, including temporary reductions or closures during which they have diminished ability or are unable to sell our products. If our distributors suffer material economic harm as a result of the pandemic or future public health crises, the distributors may no longer be able to continue in business or may continue in a reduced capacity. Our direct customers have also experienced, and may in the future experience, reductions or closures of their manufacturing facilities or an inability to obtain other components, either of which could negatively impact demand for our products that are incorporated into our customers' devices and solutions.
The extent to which the COVID-19 pandemic, or other future health crises, may impact our business, financial condition and results of operations will depend on many factors beyond our control, which are highly uncertain and are difficult to predict at this time.
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.
Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. The U.S. Department of the Treasury, the Federal Reserve and the FDIC released a statement that indicated that all depositors of SVB would have access to all of their funds after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC. The U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments. However, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program.
We either hold the vast majority of our financial assets in our name through a third-party financial institution, or we have transferred them out of SVB. Although we have not experienced any adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations, uncertainty remains over liquidity concerns in the broader financial services industry, and our business, our business partners, or industry as a whole may be adversely impacted in ways that we cannot predict at this time. Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.
Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that us, the financial institutions with which we have credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:
•Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•Potential or actual breach of contractual obligations that may require us to maintain letters or credit or other credit support arrangements;
•Potential or actual breach of financial covenants in our credit agreements or credit arrangements; or
•Termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements
In addition, widespread investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.
Our future results may fluctuate, fail to match past performance or fail to meet expectations as a result of conditions beyond our control, such as general economic conditions in the markets we compete, conditions unique to our industry and the financial health and viability of our suppliers and customers.
Our results may fluctuate in the future, may fail to match our past performance or fail to meet our expectations and the expectations of analysts and investors as a result of conditions beyond our control. Our results and related ratios, such as gross margin, operating income percentage and effective tax rate may fluctuate for a variety of reasons beyond our control, including: general economic conditions in the countries where we sell our products, including recessions or inflationary pressures; financial market instability or disruptions to the banking system due to bank failures, particularly in light of the recent events that have occurred with respect to SVB; geopolitical turmoil, such as the conflict between Russia and Ukraine and any sanctions, export controls or other retaliatory actions against, or restrictions on doing business with Russia, as well as any resulting disruption, instability or volatility in the global markets and industries resulting from such conflict; the availability of adequate supply commitments from our outside suppliers; the timing of new product introductions by us, our customers and our competitors; seasonality and variability in the computer market and our other end markets; product obsolescence; the scheduling, rescheduling or cancellation of orders by our customers; the cyclical nature of demand for our customers’ products; our ability to predict and meet evolving industry standards and consumer preferences; our ability to develop new process technologies and achieve volume production; changes in manufacturing yields; capacity utilization; product mix and pricing; movements in exchange rates, interest rates or tax rates; our ability to integrate and realize synergies from acquisitions; the manufacturing and delivery capabilities of our subcontractors and litigation and regulatory matters.
Uncertainty about global economic conditions can pose a risk to the overall economy by causing fluctuations to and reductions in consumer and commercial spending. Demand for our products could be different from our expectations due to many factors including: changes in business and macroeconomic conditions; conditions in the credit market that affect consumer confidence; customer acceptance of our products; changes in customer order patterns; including order cancellations; and changes in the level of inventory held by vendors.
The cyclical nature of the industry we operate in may limit our ability to maintain or increase net sales and operating results during industry downturns.
The semiconductor industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products or a decline in general economic conditions. The cyclical nature of the semiconductor industry may cause us to experience substantial period-to-period fluctuations in our operating results and may adversely affect our results of operations and the value of our business.
Our continuing business depends in significant part upon the current and anticipated market demand for our products and services. As a supplier to the semiconductor industry, we are subject to the business cycles that characterize the industry. The timing, length and volatility of these cycles are difficult to predict. The semiconductor industry has historically been cyclical due to sudden changes in demand, the amount of manufacturing capacity and changes in the technology employed in semiconductors. The rate of changes in demand, including end demand, is high, and the effect of these changes upon us occurs quickly, exacerbating the volatility of these cycles. These changes have affected the timing and amounts of customers’ purchases and investments in new technology. These industry cycles create pressure on our revenue, gross margin and net income.
The semiconductor industry has in the past experienced periods of oversupply and that has resulted in significantly reduced prices for semiconductor devices and components, including our products, both as a result of general economic changes and overcapacity. Oversupply causes greater price competition and can cause our revenue, gross margins and net income to decline. During periods of weak demand, customers typically reduce purchases, delay delivery of products and/or cancel orders for our products. Order cancellations, reductions in order size or delays in orders could occur and would materially adversely affect our business and results of operations. Actions to reduce our costs may be insufficient to align our structure with prevailing business conditions. We may be required to undertake additional cost-cutting measures, and may be unable to invest in marketing, research and development and engineering at the levels we believe are necessary to maintain our competitive position. Our failure to make these investments could seriously harm our business.
The average selling prices of products in our markets have historically decreased rapidly and will likely do so in the future, which could harm our revenue and gross margins.
As is typical in the semiconductor and IoT industries, the average selling price of a particular product has historically declined significantly over the life of the product. In the past, we have reduced the average selling prices of our products in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors. We expect that we will have to similarly reduce prices in the future for older generations of products. Reductions in our average selling prices to one customer could also impact our average selling prices to all customers. A decline in average selling prices would harm our gross margins for a particular product. If not offset by sales of other products with higher gross margins, our overall gross margins may be adversely affected. Our business, results of operations, financial condition and prospects will suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing our costs and/or developing new or enhanced products with higher selling prices or gross margins on a timely basis.
Disruptions in U.S. government operations and funding could have a material adverse effect on our business, financial condition and results of operations.
A prolonged failure to maintain significant U.S. government operations, particularly those pertaining to our business, could have a material adverse effect on our revenues, earnings and cash flows. Continued uncertainty related to recent and future U.S. federal government shutdowns, breach of the U.S. debt ceiling, the U.S. budget and/or failure of the U.S. federal government to enact annual appropriations, such as long-term funding under a continuing resolution, could have a material adverse effect on our revenues, earnings and cash flows. The current split control of the U.S. government increases these risks. Additionally, disruptions in U.S. government operations may negatively impact regulatory approvals and guidance that are important to our operations.

Risks Relating to Production Operations and Services
We rely on a limited number of suppliers and subcontractors, many of which are foreign-based entities, for many essential components and materials and certain critical manufacturing services and any interruption or loss of supplies or services from these entities could significantly interrupt our business operations and the production of our products.
Our reliance on a limited number of subcontractors and suppliers for wafers, chipsets and other electronic components, packaging, testing and certain other processes involves several risks, including potential inability to obtain an adequate supply of required components and reduced control over the price, timely delivery, reliability and quality of components. These risks are attributable to several factors, including limitations on resources, labor problems, equipment failures or the occurrence of natural disasters. The good working relationships we have established with our suppliers and subcontractors could be disrupted, and our supply chain could suffer, if a supplier or subcontractor were to experience a change in control. There can be no assurance that problems will not occur in the future with suppliers or subcontractors. Disruption or termination of our supply sources or subcontractors could significantly delay our shipments to customers, which could damage relationships with current and prospective customers and harm our business. Any prolonged inability to obtain timely deliveries or quality manufacturing or any other circumstances that would require us to seek alternative sources of supply or to manufacture or package certain components internally could limit our growth and harm our business.
Many of our third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers and contract manufacturers that manufacture our modules and routers, are located in foreign countries or territories including Taiwan, China, Vietnam and Malaysia. While our utilization of multiple third-party foundries and manufacturers does create some redundancy, any interruption of supply by one or more of these foundries or manufacturers could materially impact us.
A majority of our package and test operations are performed by third-party contractors based in the U.S., Taiwan and China. Our international business activities, in general, are subject to a variety of potential risks resulting from political and economic uncertainties, including rising tensions between the U.S. and China. Any political turmoil or trade restrictions in these countries, particularly China, could limit our ability to obtain goods and services from these suppliers and subcontractors. The effect of an economic crisis or political turmoil impacting our suppliers located in these countries may impact our ability to meet the demands of our customers. For example, the COVID-19 pandemic resulted in extended shutdowns of certain of our businesses. This public health crisis or any further political developments or health concerns in markets in which our third-party contractors and suppliers are based could result in social, economic and labor instability, adversely affecting the supply of our products and, in turn, our business, financial condition and results of operations. If we find it necessary to transition the goods and services received from our existing suppliers or subcontractors to other firms, we would likely experience an increase in production costs and a delay in production associated with such a transition, both of which could have a significant negative effect on our operating results, as these risks are substantially uninsured.
Our ability to increase product sales and revenue may be constrained by the manufacturing capacity of our suppliers.
Although we provide our suppliers with rolling forecasts of our production requirements, their ability to provide products to us is limited by their available capacity. This lack of capacity has at times constrained our product sales and revenue growth and may do so again in the future. In addition, an increased need for capacity to meet internal demands or demands of other customers could cause our suppliers to reduce capacity available to us. Our suppliers may also require us to pay amounts in excess of contracted or anticipated amounts for product deliveries or require us to make other concessions in order to acquire the supplies necessary to meet our customer requirements. If our suppliers extend lead times, limit supplies or the manufacturing capacity we require, or increase prices due to capacity constraints or other factors, we may, in turn, have to increase the prices of our products in order to remain profitable, and our customers may reduce their purchase levels with us and/or seek alternative solutions to meet their demand. If any of the foregoing occurs, our revenue and gross margin may materially decline, which could materially and adversely impact our business and results of operations. Delays in increasing third-party manufacturing capacity may also limit our ability to meet customer demand.
Our products may be found to be defective, liability claims may be asserted against us and we may not have sufficient liability insurance.
Manufacturing semiconductors is a highly complex and precise process, requiring production in a tightly controlled, clean environment. Minute impurities in our manufacturing materials, contaminants in the manufacturing environment, manufacturing equipment failures, and other defects can cause our products to be non-compliant with customer requirements or otherwise nonfunctional. Manufacturing our modules, routers and other products is also a complex process, and often requires the use of numerous components, the failure of any one of which could cause the product to fail. Similarly, our service offerings are highly complicated and involve the use of numerous systems, networks and technologies, any of which could cause our service offerings to fail or malfunction.

We face an inherent business risk of exposure to warranty and product liability claims in the event that our products or services fail to perform as expected or such failure of our products or services results, or is alleged to result, in bodily injury or property damage (or both). Since a defect or failure in our products or services could give rise to failures in the goods or services that incorporate or use them (and consequential claims for damages against our customers from their customers), we may face claims for damages that are disproportionate to the revenues and profits we receive from the products or services involved.
Our general warranty policy for products provides for repair or replacement of defective parts. In some cases, a refund of the purchase price is offered. Our standard terms for our service offerings also limit our liability, and in some cases specify the remedies the customer is entitled to receive if the services fail to meet applicable service level objectives. However, in certain instances, we have agreed to other terms, including some indemnification provisions, which could prove to be significantly more costly than our standard remedies. We attempt to limit our liability through our standard terms and conditions and negotiation of sale and other customer contracts, but there is no assurance that such limitations will be accepted or effective. While we maintain some insurance for such events, a successful warranty or product liability claim against us in excess of our available insurance coverage, if any, and established reserves, or a requirement that we participate in a product recall, would have adverse effects (that could be material) on our business, operating results and financial condition. Additionally, in the event that our products or services fail to perform as expected, our reputation may be damaged, which could make it more difficult for us to sell our products and services to existing and prospective customers and could adversely affect our business, operating results and financial condition.
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
Our business could also be harmed if natural disasters, acts of violence, national or international crises or other calamities or emergencies interrupt the production of wafers, components or products by our suppliers, the assembly and testing of products by our subcontractors, or the operations of our distributors and direct customers. We rely on third-party freight firms for nearly all of our shipments from vendors to assembly and test sites, primarily in Asia, and for shipments of our final product to customers. This includes ground and air transportation. Any significant disruption of such freight business globally or in certain parts of the world, particularly where our operations are concentrated could materially and adversely affect our ability to generate revenues.
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
We depend on mobile network operators to promote and offer acceptable wireless data services.
Certain of our products and wireless connectivity services can only be used over wireless data networks operated by third parties. Our business and future growth will depend, in part, on the successful deployment by mobile network operators of next generation wireless data networks and appropriate pricing of wireless data services. We also depend on successful strategic relationships with our mobile network operator partners to provide direct or indirect roaming services onto their networks and our operating results and financial condition could be harmed if they increase the price of their services or experience operational issues with their networks. In certain cases, our mobile network operator partners may also offer services that compete with our IoT services business.
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
The introduction of new products presents significant business challenges because product development commitments and expenditures must be made well in advance of product sales. The success of a new product depends on accurate forecasts of long-term market demand and future technological developments, as well as on a variety of specific implementation factors, including: timely and efficient completion of technology, product and process design and development; timely and efficient implementation of manufacturing, assembly, and test processes; the ability to secure and effectively utilize fabrication capacity in different geometries; product performance, quality and reliability; and effective marketing, sales and service.
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
Prior to purchasing our products, certain of our customers require that our products undergo an extensive qualification process, which involves testing of the products in the customer's system as well as rigorous reliability testing. This qualification process may continue for six months or longer. However, qualification of a product by a customer does not ensure any sales of the product to that customer. Even after successful qualification and sales of a product to a customer, a subsequent revision to the product or software, changes in the manufacturing process or the selection of a new supplier by us may require a new qualification process, which may result in delays and in us holding excess or obsolete inventory. After our products are qualified, it can take an additional six months or more before the customer commences volume production of components or devices that incorporate our products. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, toward qualifying our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, such failure or delay would preclude or delay sales of such product to the customer, which may impede our growth and cause our business to suffer.

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
Markets for 5G infrastructure may not develop in the manner or in the time periods we anticipate. If domestic and global economic conditions worsen, particularly in light of potential global recession, uncertainty in the banking system, and the direct and indirect impacts of the COVID-19 pandemic, overall spending on 5G infrastructure may be reduced, which would adversely impact demand for our products in these markets. In addition, as regulatory and private sector stakeholders have expressed concerns about the negative effects and dangers posed to others by the deployment of 5G technology, unfavorable developments with evolving laws and regulations worldwide related to 5G or 5G suppliers may limit global adoption, impede our strategy, and negatively impact our long-term expectations in this area. Even if the 5G infrastructure market develops in the manner or in the time periods we anticipate, if we do not have timely, competitively priced, market-accepted products available to meet our customers’ planned roll-out of 5G wireless communication systems, we may miss a significant opportunity and our business, financial condition, results of operations and cash flows could be materially and adversely affected. In addition, as a result of the fact that the markets for 5G are not yet fully developed, demand for these products may be unpredictable and may vary significantly from one period to another.
We may be unable to adequately protect our intellectual property rights.
We pursue patents for select products and unique technologies, and we also rely on trade secret protections through a combination of nondisclosure agreements and other contractual provisions, as well as our employees’ commitment to confidentiality and loyalty, to protect our know-how and processes. We intend to continue protecting our proprietary technology, including through trademark and copyright registrations and patents. Despite this intention, we may not be successful in achieving adequate protection. Our failure to adequately protect our material know-how and processes could harm our business. There can be no assurance that the steps we take will be adequate to protect our proprietary rights, that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated, or circumvented by others. The costs of enforcing our rights in our intellectual property can also be substantial, and the outcome of any enforcement measures is uncertain. Furthermore, the laws of the countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as laws in the U.S.
We may be found to infringe on the intellectual property rights of others or be required to enter into intellectual property licenses on unfavorable terms.
The industries in which we operate have many participants that own, or claim to own, proprietary intellectual property. We license technology, intellectual property, and software from third parties for use in our products and services, and may be required to license additional technology, intellectual property, and software in the future. Some licensors have instituted policies limiting the products they will cover under their licenses to end products only, which limits our ability to obtain licenses from such licensors, where required, for our wireless embedded module products. There is no assurance that we will be able to maintain our third-party licenses or obtain new licenses when required.
In the past we have received, and in the future, we are likely to receive, assertions or claims from third parties alleging that our products violate or infringe their intellectual property rights. We may be subject to these claims directly or through indemnities against these claims which we have provided to certain customers and other third parties. Our component suppliers and technology licensors do not typically indemnify us against these claims and therefore we do not have recourse against them in the event a claim is asserted against us or a customer we have indemnified.
Intellectual property litigation in the wireless communications area is prevalent. In the past, claims have been brought against us both by operating companies, and by third parties whose primary (or sole) business purpose is to acquire patents and other intellectual property rights, and not to manufacture and sell products and services. These entities aggressively pursue litigation, resulting in increased litigation costs for us. Infringement of intellectual property can be difficult to determine, and litigation may be necessary to determine infringement of intellectual property rights. In many cases, these third parties are companies with substantially greater resources than us, and they may choose to pursue complex litigation to a greater degree than we could. Regardless of whether these infringement claims have merit or not, we may be subject to the following:

•we may be found to be liable for substantial damages, liabilities and litigation costs, including attorneys' fees;
•we may be prohibited from further use of intellectual property because of an injunction and may be required to cease selling our products that are subject to the claim;
•we may have to license third party intellectual property, incurring royalty fees that may or may not be on commercially reasonable terms; in addition, there is no assurance that we will be able to successfully negotiate and obtain such a license from the third party;
•we may have to develop a non-infringing alternative, which could be costly and delay or result in the loss of sales; in addition, there is no assurance that we will be able to develop such a non-infringing alternative;
•management attention and resources may be diverted;
•our relationships with customers may be adversely affected;
•we may be required to indemnify our customers for certain costs and damages they incur in respect of such a claim; and
•we may decide to cease selling certain product lines or not launch certain product lines to avoid infringement claims.
If we enter into royalty-paying licenses to intellectual property, we may be unable to pass the costs of the royalties through to our customers. In addition, we may be subject to disputes with licensors with respect to the calculation of the royalties we have paid under such licenses.
Any intellectual property litigation against us or our customers, any inability to license intellectual property rights on commercially reasonable terms, and any dispute with a licensor, could therefore have a material adverse effect on our business, operating results and financial condition.
We must commit resources to product production prior to receipt of purchase commitments and could lose some or all of the associated investment.
Sales are made primarily on a current delivery basis pursuant to purchase orders that may be revised or cancelled by our customers without penalty, rather than pursuant to long-term contracts. Some contracts require that we maintain inventories of certain products at levels above the anticipated needs of our customers. As a result, we must commit resources to the production of products and the procurement of components without binding purchase commitments from customers. Our inability to sell products after we devote significant resources to them could harm our business. Likewise, the lead time for the components required to manufacture some our products can be lengthy, and we may be unable to meet our customers’ demand for our products if we fail to anticipate their demand and place sufficient orders for the necessary components.
While we intend to continue to invest in research and development, we may be unable to make the substantial investments that are required to remain competitive in our business.
The industries in which we operate require substantial investment in research and development in order to bring to market new and enhanced solutions. We are unable to predict whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. The added costs could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.
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
In order to remain competitive, we have transitioned and expect to continue to transition certain of our products to increasingly smaller geometries. This transition requires us to modify the manufacturing processes for our products, to design new products to more stringent standards and to redesign some existing products. In some instances, we depend on our relationship with our third-party foundries to transition to smaller geometry processes successfully. Our foundries may not be able to effectively manage the transition or we may not be able to maintain our foundry relationships. If our foundries or we experience significant delays in this transition or fail to efficiently implement this transition, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, all of which could materially and adversely affect our business, financial condition and results of operations. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis or at all.
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
For example, in October 2022, the U.S. Department of Commerce introduced additional restrictions related to semiconductor manufacturing, supercomputer and advanced computing items and end-uses, which significantly impact our ability to sell, ship and support certain equipment and services to China.
Such action by the U.S. Department of Commerce or future regulatory activity may materially interfere with our ability to make sales to certain Chinese or other foreign customers. Chinese and other foreign customers affected by future U.S. government export control measures or sanctions or threats of export control measures or sanctions may respond by developing their own solutions to replace our products or by adopting our foreign competitors’ solutions. In addition, our association with customers that are or become subject to U.S. regulatory scrutiny or export restrictions could subject us to actual or perceived reputational harm among current or prospective investors, suppliers or customers, customers of our customers, other parties doing business with us, or the general public. Any such reputational harm could result in the loss of investors, suppliers or customers, which could harm our business, financial condition, operating results or prospects.
We sell and trade with foreign customers, which subjects our business to increased risks.
Sales to foreign customers accounted for approximately 87% of net sales for fiscal year 2023. Sales to our customers located in China (including Hong Kong) and South Korea constituted 53% and 5%, respectively, of net sales for fiscal year 2023. Sales to customers located in Russia accounted for less than 1% of net sales for fiscal year 2023. International sales are subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors and representatives, difficulties in staffing and managing foreign subsidiary and branch operations and potentially adverse tax consequences. Other risks include local business and cultural factors that may differ from our domestic standards and practices, including business practices from which we are prohibited from engaging by the Foreign Corrupt Practices Act and other anti-corruption laws and regulations, laws of certain foreign countries that may not protect our products, assets or intellectual property rights to the same extent as do U.S. laws, and difficulties enforcing contracts in such foreign countries generally. These factors may harm our business. Our use of the Semtech name may be prohibited or restricted in some countries, which may negatively impact our sales efforts.
A substantial portion of our sales is derived from China and adverse changes to general economic conditions in China could have a material and adverse impact on our sales and financial results.
In fiscal year 2023, sales to customers in China comprised 53% of our net sales. The economic slowdown in China could adversely affect our sales to customers in China and consequently, our business, operating results and financial condition. In addition, there are risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business, or provide incentives to government-backed local customers to buy from local suppliers rather than companies like ours, all of which could adversely impact our business, operating results and financial condition. Further, changes in U.S. and global social, political, regulatory and economic conditions or in laws and policies governing trade with China as a result of rising tensions could adversely affect our business.
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
The Chinese government and provincial and local governments have provided, and continue to provide, various incentives to encourage the development of the semiconductor industry in China. Such incentives may include tax rebates, reduced tax rates, favorable lending policies and other measures, some or all of which may be available to our manufacturing partners and to us with respect to our facilities in China. Any of these incentives could be reduced or eliminated by governmental authorities at any time. Any such reduction or elimination of incentives currently provided to us and our manufacturing partners could adversely affect our business and operating results.
Our foreign currency exposures may change over time as the level of activity in foreign markets grows and could have an adverse impact upon financial results.
As a global enterprise, we face exposure to adverse movements in foreign currency exchange rates. Certain of our assets, including certain bank accounts, exist in non-U.S. Dollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. The non-U.S. Dollar-denominated currencies are principally the Swiss Franc, Euro, Canadian Dollar, Mexican Peso, Japanese Yen and Great British Pound. We also have a significant number of employees that are paid in foreign currency, the largest groups being United Kingdom-based employees who are paid in Great British Pound, Switzerland-based employees who are paid in Swiss Francs, Canada-based employees who are paid in Canadian Dollars, China-based employees who are paid in Chinese Renminbi, Mexican nationals who are paid in Mexican Pesos, France-based employees who are paid in Euros, India-based employees who are paid in Indian Rupees and Taiwan-based employees who are paid in New Taiwan Dollars.
If the value of the U.S. Dollar weakens relative to these specific currencies, the cost of doing business in terms of U.S. Dollars rises. Whereas if the value of the U.S. Dollar strengthens relative to these specific currencies, it could make the pricing of our products less competitive and affect demand for our products. With the growth of our international business, our foreign currency exposures may grow and, under certain circumstances, could harm our business. As a means of managing our foreign exchange exposure, we routinely convert U.S. Dollars into foreign currency in advance of the expected payment. We regularly assess whether or not to hedge foreign exchange exposure.
We may be subject to increased tax liabilities and an increased effective tax rate if we need to remit funds held by our foreign subsidiaries.
With the enactment of the Tax Cuts and Jobs Act (“Tax Act”), all post-1986 previously unremitted earnings for which no U.S. deferred tax liability had been accrued were subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, we have determined that none of our current foreign earnings will be permanently reinvested. If we needed to remit all or a portion of our historical undistributed earnings to the U.S. for investment in our domestic operations, any such remittance could result in increased tax liabilities and a higher effective tax rate. Determination of the amount of the unrecognized deferred tax liability on these unremitted earnings is not practicable.
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
Most of our authorized distributors, which collectively represent a significant portion of our net sales, can terminate their contract with us with little or no notice. The termination of a distributor could negatively impact our business, including net sales and accounts receivable.
In fiscal year 2023, authorized distributors accounted for approximately 85% of our net sales. We generally do not have long-term contracts with our distributors and most can terminate their agreement with us with little or no notice. For fiscal year 2023, our largest distributors were based in Asia. The termination of any of our distributor relationships could impact our net sales and limit our access to certain end-customers. It could also result in the return of excess inventory of our product held by that distributor. Since many distributors simply resell finished products, they generally operate on very thin profit margins. If a distributor were to terminate an agreement with us or go out of business, our accounts receivable from the particular distributor would be subject to significant collection risk. Our reliance on distributors also subjects us to a number of additional risks, including: write-downs in inventories associated with stock rotation rights and increases in provisions for price adjustments granted to certain distributors; potential reduction or discontinuation of sales of our products by distributors; failure to devote resources necessary to sell our products at the prices, in the volumes and within the time frames that we expect; dependence upon the continued viability and financial resources of these distributors, some of which are small organizations with limited working capital and all of which depend on general economic conditions and conditions within the semiconductor and IoT industries; dependence on the timeliness and accuracy of shipment forecasts and resale reports from our distributors; and management of relationships with distributors, which can deteriorate as a result of conflicts with efforts to sell directly to our end customers. If any significant distributor becomes unable or unwilling to promote and sell our products, or if we are not able to renew our contracts with the distributors on acceptable terms, we may not be able to find a replacement distributor on reasonable terms or at all and our business could be harmed.
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

Competition from new or established IoT, cloud services and wireless services companies, or from those with greater resources, may prevent us from increasing or maintaining our market and could result in price reductions and/or loss of business, resulting in reduced revenues and gross margins.
The market for IoT products and services is highly competitive and rapidly evolving. We may experience intense competition on our businesses, including:
•competition from more established and larger companies with strong brands and greater financial, technical and marketing resources or companies with different business models;
•competition from companies that operate in lower cost jurisdictions than we do, or who receive government support or subsidies that we do not;
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
If we are unable to compete effectively with our competitors' pricing strategies, technological advances and other initiatives, we may lose customer orders and market share and we may need to reduce the price of our products and services, resulting in reduced revenue and gross margins. In addition, new market entrants or alliances between customers and suppliers could emerge to disrupt the markets in which we operate through disintermediation of our modules business or other means. There can be no assurance that we will be able to compete successfully and withstand competitive pressures.
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
Certain of our products and services are subject to laws and regulations in the U.S., Canada, the European Union and other regions in which we operate.
Certain of our products and services are subject to laws and regulations in the U.S., Canada, the European Union and other regions in which we operate. From time to time in the ordinary course we may be required to obtain regulatory approvals or licenses in order to sell certain products and services, which could result in increased costs and inability to sell our products and services.
For example, in the U.S., the FCC regulates many aspects of communications devices and services. In Canada, similar regulations are administered by the Innovation, Science and Economic Development Canada and the Canadian Radio-television and Telecommunications Commission. European Union directives provide comparable regulatory guidance in Europe. Further, regulatory requirements may change, or we may not be able to receive approvals, registrations or licenses from jurisdictions in which we may desire to sell products and services in the future. In addition, many laws and regulations are still evolving and being tested in courts and by regulatory authorities and could be interpreted in ways that could harm our business.
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
Environmental laws are complex, change frequently and have tended to become more stringent over time. For example, the E.U. and China are two among a growing number of jurisdictions that have enacted restrictions on the use of lead, among other chemicals, in electronic products. These regulations affect semiconductor packaging. There is a risk that the cost, quality and manufacturing yields of lead-free products may be less favorable compared to lead-based products or that the transition to lead-free products may produce sudden changes in demand, which may result in excess inventory. Future environmental legal requirements may become more stringent or costly and our compliance costs and potential liabilities arising from past and future releases of, or exposure to, hazardous substances may harm our business and our reputation.
The Processing of user data (including personal information) could give rise to liabilities or additional costs as a result of laws, governmental regulations and mobile network operator and other customer requirements or differing views of individuals’ privacy rights.
Certain of our products and services as well as the operation of our businesses involves the collection, use, processing, disclosure, transmission and storage (“Processing”) of a large volume of data (including personal information). Numerous state, federal and international laws, rules and regulations govern the Processing of personal information and can expose us to third party claims, enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties, significant legal liability and harm to our reputation if our compliance efforts fail or are perceived to fail.
For example, the European Union General Data Protection Regulation ("GDPR") became effective on May 25, 2018. Failure to comply with the GDPR may result in fines of up to the greater of 20 million Euros or 4% of a company’s annual global revenue. Canada’s Personal Information Protection and Electronic Documents Act and applicable provincial laws also impose strict requirements for Processing personal information that applies to our business operations. And in the United States, a number of states have enacted or have proposed to enact state privacy laws. For example, the California Consumer Privacy Act ("CCPA") became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered businesses to provide new disclosures to California residents and provide such individuals ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that is expected to increase data breach litigation. Additionally, the California Privacy Rights and Enforcement Act of 2020 (“CPRA”) further expands the CCPA with additional data privacy compliance requirements that may impact our business, and establishes a regulatory agency dedicated to enforcing those requirements. A determination that we have violated any of these or other privacy or data protection laws could result in significant damage awards, fines and other penalties that could, individually or in the aggregate, materially harm our business and reputation.
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
In addition, although the CHIPS Act provides various incentives and tax credits to U.S. companies in connection with semiconductor manufacturing, we may be unsuccessful (including, relative to the efforts of our competitors) in any efforts to obtain such incentives and tax credits.
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
Risks Relating to our Business Strategies, Personnel and Other Operations
Our business and growth depend on our ability to attract and retain qualified personnel, including our management team and other key personnel, and the inability to attract, hire, integrate, train, retain, or motivate specialized technical and management personnel could harm our business and growth.
Our success and growth depend to a significant degree on the skills and continued services of our management team and other key personnel. If we lose the services of any member of management or any key personnel, we may not be able to locate a suitable or qualified replacement, and we may incur additional expenses to recruit and train a replacement. We have experienced recent changes in our management team. While we seek to manage these transitions carefully, these changes may result in a loss of institutional knowledge and may cause disruptions to our business and growth. If we fail to successfully integrate new key personnel into our organization or if key employees are unable to successfully transition into new roles, our business could be adversely affected. We cannot guarantee that we will be able to retain our executive officers or key employees in the future. Additionally, lack of effective leadership may lead to low morale, higher turnover, and decreased ability to execute our strategy. The loss of the services of any of our executive officers or key employees, and any failure to have in place and execute an effective succession plan for executive officers or key employees, could disrupt our business and have a significant negative impact on our operating results, prospects and future growth.
In addition our future success depends upon our ability to attract and retain highly qualified technical, marketing and managerial personnel. We are dependent on a relatively small group of key technical personnel with relevant expertise, including analog and mixed-signal expertise. Personnel with highly skilled managerial capabilities, and relevant expertise, are scarce and competition for personnel with these skills is intense. In addition, work from home or continuing macroeconomic related uncertainty may result in significant psychological, emotional or financial burdens for some of our employees, which may impact their productivity and morale and may lead to higher employee absences and higher attrition rates. There can be no assurance that we will be able to retain key employees or that we will be successful in attracting, integrating or retaining other highly qualified personnel in the future. If we are unable to retain the services of key employees or are unsuccessful in attracting new highly qualified employees, our business could be harmed.

We may encounter difficulties integrating ours and Sierra Wireless’ businesses and operations and, therefore, may not fully realize the anticipated benefits from the Sierra Wireless Acquisition, and our significant additional indebtedness that we incurred in connection with the acquisition could have negative consequences.
While we believe the Sierra Wireless Acquisition will result in certain benefits, including certain operational synergies and cost efficiencies, and drive product innovations, achieving these anticipated benefits will depend on successfully combining our and Sierra Wireless’ businesses. We are in the process of integrating the business, operational and administrative systems to achieve consistency throughout the combined company, including with respect to human capital management, portfolio rationalization, finance and accounting systems, sales operations and product distribution, pricing systems and methodologies, data security systems, compliance programs and internal controls processes. This integration is a complex, costly and time-consuming process. It is not certain that Sierra Wireless’ business can be successfully integrated with our business in a timely manner or at all, or that any of the anticipated benefits will be realized for a variety of reasons, including, but not limited to the following:
•difficulties entering new markets and integrating new technologies in which we have no or limited direct prior experience;
•failure to leverage the increased scale of the combined businesses quickly and effectively;
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
•unanticipated costs or liabilities associated with the integration;
•the increased scale and complexity of our operations;
•adverse changes in general economic conditions in regions in which we and Sierra Wireless operate;
•retaining key employees;
•potential litigation associated with the Sierra Wireless Acquisition;
•difficulties in the assimilation of employees and culture;
•obligations to counterparties of Sierra Wireless that arise as a result of the change in control of Sierra Wireless, including with respect to limitations or restrictions that may be imposed on our ability to integrate products or technology used or produced by Sierra Wireless into our new or existing products; and
•diversion of capital and other resources, including management’s attention from other important business objectives.
Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in expected revenues and diversion of management’s time and attention, which could materially impact the combined company. In addition, even if the operations of the businesses are integrated successfully, the full benefits of the Sierra Wireless Acquisition may not be realized within the anticipated time frame or at all. All of these factors could decrease or delay the expected accretive effect of the Sierra Wireless Acquisition and negatively impact the combined company. If we cannot successfully integrate our and Sierra Wireless’ businesses and operations, or if there are delays in combining the businesses, it could negatively impact our ability to develop or sell new products and impair our ability to grow our business, which in turn could adversely affect our financial condition and operating results.
The Sierra Wireless Acquisition increased the amount of our debt resulting in additional interest expense. We borrowed term loans in an aggregate principal amount of $895 million under the Term Loan Facility in order to fund a portion of the consideration for the Sierra Wireless Acquisition and related fees and expenses. Our increased indebtedness as a result of this financing could have important consequences to us and our stockholders, including: increasing our vulnerability to general adverse economic and industry conditions; limiting our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements; with respect to variable rate indebtedness, risks associated with increases in interest rates; requiring the use of a substantial portion of our cash flow from operations for the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund working capital, future acquisitions, capital expenditures, stock repurchases and general corporate requirements; limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and putting us at a disadvantage compared to our competitors with less indebtedness.
Events outside our control, including changes in regulation and laws as well as economic trends, also could adversely affect our ability to realize the expected benefits from the Sierra Wireless Acquisition.
We face risks associated with companies we have acquired in the past and may acquire in the future.
We have expanded our operations through the Sierra Wireless Acquisition, and we may continue to expand and diversify our operations with additional acquisitions. Acquisitions may divert management attention and resources from other business objectives. Acquisitions have used and could use in the future a significant portion of our available liquid assets or we could incur debt or issue equity securities to fund acquisitions. Any issuance of equity securities could be dilutive to existing stockholders. Debt financing could subject us to restrictive covenants that could have an adverse effect on our business. Although we undertake detailed reviews of proposed acquisition candidates and attempt to negotiate acquisition terms favorable to us, we may encounter difficulties or incur liabilities for which we have no recourse. We cannot provide any assurance that any acquisition will have a positive impact on our future performance.
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
We assess our goodwill, other intangible assets and our long-lived assets on an annual basis and whenever events or changes in circumstances indicate the carrying value of our assets may not be recoverable, and as and when required by accounting principles generally accepted in the U.S. ("GAAP") to determine whether they are impaired. During fiscal years 2023, 2022 and 2021, we recorded $1.2 million, $1.3 million and $6.8 million of non-cash impairment charges and credit loss reserves on certain of our investments. Future restructuring or appraisal of our business impacting fair value of our assets or changes in estimates of our future cash flows could affect our impairment analysis in future periods and cause us to record either an additional expense for impairment of assets previously determined to be partially impaired or record an expense for impairment of other assets. Depending on future circumstances, we may never realize the full value of intangible assets. Any future determination or impairment of a significant portion of our goodwill and other intangibles could have an adverse effect on our financial condition and operating results.
We rely on certain critical information systems for the operation of our business and a disruption in our information systems, including those related to cybersecurity, could adversely affect our business operations.
We maintain and rely upon certain critical information systems for the effective operation of our business. These information systems include telecommunications, the Internet, our corporate intranet, various computer hardware and software applications, network communications, and e-mail. In some cases, these systems are also used to provide services to our customers. These information systems may be owned by us or by our outsource providers or even third parties such as vendors and contractors and may be maintained by us or by such providers or third parties. These information systems are subject to attacks, failures, and access denials from a number of potential sources including viruses, destructive or inadequate code, insider threats, power failures, and physical damage to computers, hard drives, communication lines and networking equipment. To the extent that these information systems are under our control, we have implemented security procedures, such as virus protection software, security procedures and emergency recovery processes, to address the outlined risks; however, these measures may not prevent all incidents and our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business. If the systems used for the provision of services to our customers are disrupted, our revenues may be affected, we may incur other liabilities to our customers, and we may suffer reputational damage. Additionally, any compromise of our information security could result in the unauthorized access to or disclosure of our confidential business or proprietary information, including potential theft of our intellectual property or trade secrets (including our proprietary technology) or the unauthorized release of customer, supplier or employee data and result in a violation of privacy or other laws, thus exposing us to litigation, regulatory enforcement or damage to our reputation. To the extent that our business is interrupted or data or proprietary technology is lost, destroyed or inappropriately used or disclosed, such disruption could adversely affect our competitive position, relationship with customers, suppliers or employees or our business, financial condition and operating results. In addition, we may be required to incur significant costs to protect against or repair the damage caused by these disruptions or security breaches in the future, and our insurance may not be adequate to fully reimburse us for all costs and losses we incur.
The costs associated with our indemnification of certain customers, distributors, and other parties could be higher in future periods.
In the normal course of our business, we indemnify other parties, including customers, distributors, and lessors, with respect to certain matters. These obligations typically arise pursuant to contracts under which we agree to hold the other party harmless against losses arising from a breach of representations and covenants related to certain matters, such as acts or omissions of our employees, infringement of third-party intellectual property rights, and certain environmental matters. There can be no assurances that we will not incur significant expense under these indemnification provisions in the future.
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
Risks Relating to our Indebtedness
Our indebtedness could adversely affect our business, financial condition, and results of operations.
The terms of our indebtedness, including under our Credit Agreement (as defined below), could have significant consequences on our future operations, including:
•making it more difficult for us to satisfy our debt obligations and our other ongoing business obligations, which may result in defaults;
•sensitivity to interest rate increases on our variable rate outstanding indebtedness, which could result in increased interest under our credit facilities which could cause our debt service obligations to increase significantly;
•reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;
•limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industries in which we operate, and the overall economy;
•placing us at a competitive disadvantage compared to any of our competitors that have less debt or are less leveraged;
•increasing our vulnerability to the impact of adverse economic and industry conditions; and
•if we receive a downgrade of our credit ratings, our cost of borrowing could increase, negatively affecting our ability to access the capital markets on advantageous terms, or at all.
Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under our existing or any future credit facilities or otherwise, in an amount sufficient to enable us to meet our debt obligations and to fund other liquidity needs. We may incur substantial additional indebtedness, including secured indebtedness, for many reasons, including to fund acquisitions. If we add additional debt or other liabilities, the related risks that we face could intensify.
Furthermore, a systemic failure of the banking system in the U.S. or globally may result in a situation in which we lose our ability to draw down funds from our Revolving Credit Facility (as defined below), lose access to our deposits and are unable to obtain financing from other sources which could materially and adversely affect our business and financial condition.
Restrictive covenants in the Credit Agreement governing our credit facilities may restrict our ability to pursue our business strategies.
The Credit Agreement (as defined below) contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. The Credit Agreement includes covenants restricting, among other things, our and our subsidiaries’ ability to: incur or guarantee additional debt or issue certain preferred stock; pay dividends or make distributions on our capital stock or redeem, repurchase or retire our capital stock; make certain investments and acquisitions; create liens on our or our subsidiaries’ assets; enter into transactions with affiliates; merge or consolidate with another person or sell or otherwise dispose of substantially all of our assets; make certain payments in respect of other material indebtedness; and alter the business that we conduct.

Under the Credit Agreement, we are required to maintain a maximum consolidated leverage ratio and a minimum interest expense coverage ratio. Our ability to meet such financial ratios can be affected by events beyond our control, and we cannot assure you that we will be able to meet such ratios. The Credit Agreement also contains various covenants and restrictions and a breach of any covenant or restriction could result in a default under our Credit Agreement. If any such default occurs, the lenders may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. Further, following an event of default under the Credit Agreement, the lenders will have the right to proceed against the collateral granted to them to secure that debt. If the debt under the Credit Agreement were to be accelerated, our assets may not be sufficient to repay in full that debt that may become due as a result of that acceleration.
Risks Relating to the Convertible Notes
The accounting method for the Notes could adversely affect our financial condition and results.
As of January 30, 2022, we have adopted accounting guidance that simplifies the accounting for convertible debt that may be settled in cash. As a result, our 1.625% Convertible Senior Notes due 2027 (the “Notes”) are recorded on our balance sheet at face value less unamortized debt issuance costs, with interest expense reflecting the cash coupon plus the amortization of the capitalized issuance costs. Additionally, we apply the treasury-stock method to the Notes in calculating earnings per share. The application of the treasury-stock method may reduce our reported diluted earnings per share.
Furthermore, in the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, we would be required to settle any converted principal amount of such Notes through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. As of January 29, 2023, the Notes are not convertible at the option of the holders.
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
Certain provisions in the indenture governing the Notes may make it more difficult or expensive for a third party to acquire us. For example, the indenture governing the Notes generally requires us, at the option of the holders, to repurchase the Notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its Notes in connection with a make-whole fundamental change, as defined in the indenture for the Notes. A takeover of us may trigger the requirement that we repurchase the Notes and/or increase the conversion rate, which could make it costlier for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.
The Convertible Note Hedge Transactions and Warrants transactions may affect the trading price of our common stock.
On October 6, 2022 and October 19, 2022, we entered into privately negotiated convertible note hedge transactions (the “Convertible Note Hedge Transactions”) with an affiliate of one of the initial purchasers of the Notes and another financial institution (collectively, the “Counterparties”). We also separately entered into privately negotiated warrant transactions (the “Warrants”) with the Counterparties. The Convertible Note Hedge Transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be. However, the Warrants transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the Warrants.

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
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
Our corporate headquarters is located in Camarillo, California where we own an approximately 88,000 square foot facility. The parcel on which our headquarters is located can accommodate substantial expansion. As of January 29, 2023, we owned or leased multiple properties. The locations and primary functions of significant properties are summarized in the following table:
In addition to the properties listed in the above table, we also lease Sales and Marketing, Research and Development, and Administrative offices at various locations in the U.S. and internationally under operating leases, none of which are material to our future cash flows. Our leases expire at various dates through 2031.
We believe that our existing leased and owned space is more than adequate for our current operations, and that suitable replacement and additional space will be available in the future on commercially reasonable terms as circumstances warrant.
Item 3.     Legal Proceedings
A description of our material legal proceedings in Note 14, Commitment and Contingencies, to the Consolidated Financial Statements is incorporated by reference into this Item 3.
Item 4.     Mine Safety Disclosures
Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on The Nasdaq Global Select Market under the symbol "SMTC."
Holders
As of March 24, 2023, we had 171 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.
Dividends
The payment of dividends on our common stock is within the discretion of our Board of Directors. Currently, we intend to retain earnings to finance the growth of our business. We did not pay cash dividends on our common stock during fiscal years 2023, 2022 or 2021, and our Board of Directors has not indicated an intent to declare a cash dividend on our common stock in the foreseeable future.
Issuer Purchases of Equity Securities
We maintain a stock repurchase program that was initially approved by our Board of Directors and announced by us in March 2008. The stock repurchase program does not have an expiration date and our Board of Directors has authorized expansion of the program over the years. On March 11, 2021, our Board of Directors approved the expansion of the stock repurchase program by an additional $350.0 million. During fiscal year 2023, we repurchased $50.0 million of our common stock. As of January 29, 2023, the remaining authorization under our stock repurchase program was $209.4 million. Under the program, we may repurchase our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. Our repurchases may be made through Rule 10b5-1 and/or Rule 10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. We intend to fund repurchases under the program from cash on hand and borrowings on our Revolving Credit Facility (as defined below). We have no obligation to repurchase any shares under the program and may suspend or discontinue it at any time. The Company did not repurchase any shares under the program during the fourth quarter of fiscal year 2023.
Sales of Unregistered Securities
We did not make any sales of unregistered securities during fiscal year 2023 that have not been previously reported.
Performance Graph
This chart and graph show the value of a $100 cash investment on the last day of fiscal year 2018 in (i) our common stock, (ii) the Nasdaq Composite Index, and (iii) the Philadelphia ("PHLX") Semiconductor Index. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Fiscal Year	2018	2019	2020	2021	2022	2023
Semtech	$100	$137	$144	$195	$186	$91
Nasdaq Composite	$100	$95	$124	$174	$183	$155
PHLX SEMICONDUCTOR SECTOR	$100	$93	$139	$209	$239	$213
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
Item 6.    [Reserved]

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and operating results should be read in conjunction with our Consolidated Financial Statements and related Notes included in Item 8 of this Annual Report on Form 10-K. See also “Special Note Regarding Forward Looking and Cautionary Statements and Summary Risk Factors” at the beginning of this Annual Report on Form 10-K.
Overview
We are a high-performance semiconductor, IoT systems and Cloud connectivity service provider and were incorporated in Delaware in 1960. We design, develop, manufacture and market a wide range of products for commercial applications, the majority of which are sold into the infrastructure, high-end consumer and industrial end markets. Infrastructure end market includes data centers, PON, base stations, optical networks, servers, carrier networks, switches and routers, cable modems, wireless LAN and other communication infrastructure equipment. High-end consumer end market includes smartphones, tablets, wearables, desktops, notebooks, and other handheld products, wireless charging, set-top boxes, digital televisions, monitors and displays, digital video recorders and other consumer equipment. Industrial end market includes IoT applications, analog and digital video broadcast equipment, video-over-IP solutions, automated meter reading, smart grid, wireless charging, medical, security systems, automotive, industrial and home automation and other industrial equipment. Our end customers for our silicon solutions are primarily OEMs that produce and sell technology solutions. Our IoT module, router, gateway and managed connectivity solutions ship to IoT device makers and enterprises to provide IoT connectivity to end devices.
We report results on the basis of 52 and 53 week periods and our fiscal year ends on the last Sunday in January. Fiscal years 2023, 2022 and 2021 consisted of 52 weeks, 52 weeks and 53 weeks, respectively. We have four operating segments—Signal Integrity, Advanced Protection and Sensing, IoT System, and IoT Connected Services—that represent four separate reportable segments. Historically, we had three operating segments—Signal Integrity, Wireless and Sensing, and Protection—that had been aggregated into two reportable segments identified as the High-Performance Analog Group, which was comprised of the Signal Integrity and Wireless and Sensing operating segments, and the System Protection Group, which was comprised of the Protection operating segment. In the fourth quarter of fiscal year 2023, as a result of organizational restructuring, the proximity sensing business and the power business were moved from the previous Wireless and Sensing operating segment into the newly formed Advanced Protection and Sensing operating segment, which also includes the Protection business. Following this organizational restructuring, we determined that Signal Integrity and the revised Wireless and Sensing operating segments were no longer economically similar and as a result we concluded that Signal Integrity should be separately reported as its own reportable segment. Also in the fourth quarter of fiscal year 2023, in conjunction with the acquisition of Sierra Wireless we formed two additional operating segments including the IoT System operating segment, which absorbed our revised Wireless and Sensing operating segment, and the IoT Connected Services operating segment. As a result of the reorganization and the Sierra Wireless Acquisition, we have four reportable segments. All prior year information in the tables below has been revised retrospectively to reflect the change to our reportable segments. See Note 16, Segment Information, to our Consolidated Financial Statements for segment information.
Despite various macroeconomic challenges, we remained focused on furthering our role as a leading provider of disruptive platforms that enable our customers to deliver solutions to create a smarter planet. We continued to invest in secular trends that enable a smarter, more sustainable planet; enable higher bandwidth; and enable greater mobility. As a result, we expect these markets and our associated products’ sales to grow rapidly over the next several years. The increasing adoption of our LoRa® technology for low power wide-area networks is providing connectivity solutions that enable IoT networks to make a smarter, more connected planet. Additionally, our portfolio of optical connectivity solutions continue to address the demand for greater bandwidth and higher performance, while using less power by our global hyper-scale data center customers. Additionally, the unexpected pivot to online learning and work from home during the pandemic exposed the fragile nature of many global networks that struggled under the spike in demand. This has driven infrastructure suppliers around the world to accelerate their investments in high speed connectivity using 5G wireless and PON technology where we are an industry leader. The trend towards adoption of finer silicon geometries has accelerated across all categories of end systems, making them increasingly vulnerable to electrical and electromagnetic threats. Our protection solutions, which enable the highest levels of system performance, have found increased adoption across the board, driven by the need to maintain product functionality despite the challenging threat environment (electrical and electromagnetic), and increased system sensitivity to threats due to adoption of finer silicon geometries for implementation of system functions. Finally, the increasing demand for smaller, lower-powered higher performance mobile platforms with more enjoyable organic light-emitting diode displays has benefited our protection and proximity sensing solutions that protect these mobile devices and their users from dangerous radio frequency signals.
During the fiscal year ended January 29, 2023, we also maintained our strategy of smaller, targeted investments focused mainly on minority positions in support of the developing LoRa ecosystem and the many new IoT solutions we are introducing. In addition to these strategic investments, we took further actions to help ensure the supply of products from our vendors and suppliers. We believe our investments in fiscal year 2023 position us well to support our expectations of future growth.

Acquisition of Sierra Wireless, Inc.
On January 12, 2023, we, through one of our wholly-owned subsidiaries, completed the Sierra Wireless Acquisition pursuant to the Arrangement Agreement. Pursuant to terms and conditions of the Arrangement Agreement and Plan of Arrangement, at the effective time of the Sierra Wireless Acquisition, each common share of Sierra Wireless that was issued and outstanding immediately prior to the effective time was transferred to the Purchaser in consideration for the right to receive $31.00 per share of Sierra Wireless' common shares in an all-cash transaction representing a total purchase consideration of approximately $1.3 billion. We funded the cash consideration with a combination of cash on hand and $895.0 million of capital from term loans as described in Note 10, Long-Term Debt, to our Consolidated Financial Statements.
The transaction was accounted for as a business combination. We are still in the process of determining the final purchase price allocation. For more information, see Note 3, Acquisition and Divestiture, to our Consolidated Financial Statements.
Divestiture
On May 3, 2022, we completed the divestiture of the Disposal Group to Micross Components, Inc. for $26.2 million, net of cash disposed, in an all-cash transaction. For additional information on the divestiture, see Note 3, Acquisition and Divestiture, to our Consolidated Financial Statements.
Credit Agreement
On September 26, 2022, we entered into the third amendment and restatement (the "Restatement Agreement") to that certain amended and restated credit agreement, dated as of November 7, 2019, by and among us, with certain of our domestic subsidiaries as guarantors, the lender party thereto and HSBC Bank USA, National Association, as administrative agent, swing line lender and letter of credit issuer (as amended or otherwise modified from time to time, the “Credit Agreement”), which substantially concurrently with the consummation of the Sierra Wireless Acquisition, among other things, (i) extended the maturity date of $405.0 million of the $600.0 million in aggregate principal amount of revolving commitments thereunder from November 7, 2024 to the fifth anniversary of the Acquisition Closing Date (subject to, in certain circumstances, an earlier springing maturity), (ii) provided for incurrence by us on the Acquisition Closing Date of a new five-year term loan facility in an aggregate principal amount of $895.0 million (the "Term Loan Facility" and the loans thereunder, the "Term Loans"), intended to be used to fund a portion of the cash consideration for the Sierra Wireless Acquisition and related fees and expenses, (iii) provided for JPMorgan Chase Bank, N.A. to succeed HSBC Bank USA, National Association as administrative agent and collateral agent under the Credit Agreement on the Acquisition Closing Date, (iv) modified the maximum consolidated leverage covenant as set forth in the Restatement Agreement and (v) made certain other changes as set forth in the Restatement Agreement, including changes consequential to the incorporation of the Term Loan Facility. For additional information on the Restatement Agreement and Credit Agreement, see Note 10, Long-Term Debt, to our Consolidated Financial Statements.
On February 24, 2023, we entered into a first amendment to the Restatement Agreement to make certain modifications to the financial covenants in the Credit Agreement, as described in further detail under “Liquidity and Capital Resources” below.
Term Loans
On January 12, 2023, we borrowed $895.0 million under the Term Loan Facility in order to fund a portion of the consideration for the Sierra Wireless Acquisition. The Term Loans will mature on January 12, 2028. For additional information on the Term Loans, see Note 10, Long-Term Debt, to our Consolidated Financial Statements.
Convertible Senior Notes
On October 12, 2022 and October 21, 2022, we issued and sold $300 million and $19.5 million, respectively, in aggregate principal amount of our 1.625% Convertible Senior Notes due 2027 (the “Notes”) in a private placement. The Notes were issued pursuant to an indenture, dated October 12, 2022, by and among us, the Subsidiary Guarantors (as defined below) party thereto and U.S. Bank Trust Company, National Association, as trustee (the "Indenture"). The Notes are jointly and severally and fully and unconditionally guaranteed by each of our current and future direct and indirect wholly-owned domestic subsidiaries that guarantee our borrowings under the Credit Agreement (the "Subsidiary Guarantors"). The Notes bear interest at a rate of 1.625% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2023. The Notes will mature on November 1, 2027, unless earlier converted, redeemed or repurchased. The Notes were initially issued pursuant to an exemption from the registration requirements of the Securities Act, as amended (the “Securities Act”), afforded by Section 4(a)(2) of the Securities Act. For additional information on the Notes, see Note 10, Long-Term Debt, to our Consolidated Financial Statements.
Debt Commitment Letter
In connection with the entry into the Arrangement Agreement, we entered into a commitment letter, dated as of August 2, 2022 (the “Commitment Letter”) with JPMorgan Chase Bank, N.A. (“JPM”), pursuant to which JPM committed to provide (a) a backstop of certain amendments to our then-existing Credit Agreement (defined below) and (b) a 364-day bridge loan facility in the aggregate principal amount of $1.2 billion (the "Bridge Commitment"), subject to certain mandatory commitment reductions customary for a bridge loan facility. During the third quarter of fiscal year 2023, the amendments and restatement of the Credit Agreement and the issuance of the Notes occurred to replace the backstop commitment and the Bridge Commitment, each of which has now terminated. For additional information on the Commitment Letter, see Note 10, Long-Term Debt to our Consolidated Financial Statements.
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
Inventory levels decreased during fiscal year 2023 as a result of the decrease in demand. We expect to see supply constraints ease for some products in fiscal year 2024 due to changes in anticipated demand and other macroeconomic conditions. We will continue to take appropriate actions to align inventory levels with current macroeconomic conditions and customer demand profiles. In addition, the prices to obtain raw materials and convert them into the necessary inventory have increased in certain cases due to inflationary pressures and supply chain shortages and prices may continue to increase.
Factors Affecting Our Performance
Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include cancellation provisions in their purchase orders. Sales made directly to customers during fiscal years 2023, 2022 and 2021 were approximately 15%, 13% and 18% of net sales, respectively. The remaining 85%, 87% and 82% of net sales, respectively, were made through independent distributors.
Our business relies on foreign-based entities. Many of our third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries or territories including Taiwan, China, Vietnam and Malaysia. Foreign sales for fiscal years 2023, 2022 and 2021 constituted approximately 87%, 90% and 90%, respectively, of our net sales. Approximately 72%, 79% and 80% of net sales in fiscal years 2023, 2022 and 2021, respectively, were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe and North America. Doing business in foreign locations also subjects us to export restrictions and trade laws, which may limit our ability to sell to certain customers.
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
Revenue
We derive our revenue primarily from the sale of our products into various end markets. Revenue is recognized when control of these products is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for these products. Control is generally transferred when products are shipped and, to a lesser extent, when the products are delivered. Recovery of costs associated with product design and engineering services are recognized during the period in which services are performed and are reported as a reduction to product development and engineering expense. Historically, these recoveries have not exceeded the cost of the related development efforts. We include revenue related to granted technology licenses as part of "Net sales" in the Statements of Income. Historically, revenue from these arrangements has not been significant though it is part of our recurring ordinary business.
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
Operating Costs and expenses, net
Our operating costs and expenses generally consist of selling, general and administrative, product development and engineering costs, costs associated with acquisitions, restructuring charges, and other operating related charges.
Results of Operations
A discussion of our results of operations for the fiscal years ended January 29, 2023 and January 30, 2022 and year-over-year comparisons between these fiscal years appears below. In the fourth quarter of fiscal year 2023, we made certain changes in our reportable segments based on the Sierra Wireless Acquisition and our organizational restructuring (see Note 16, Segment Information, to our Consolidated Financial Statements for segment information). With the exception of net sales and gross profit, which are discussed below to reflect the changes to our reportable segments, a discussion of our results of operations for the fiscal year ended January 31, 2021 and year-over-year comparisons between fiscal years 2022 and 2021 have been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 30, 2022, filed with the SEC on March 16, 2022 and is incorporated herein by reference.
Reclassification
In fiscal year 2023, as a result of the adoption of a new accounting policy applied retrospectively, we reclassified $4.9 million and $7.7 million of amortization of acquired technology intangible assets for fiscal years 2022 and 2021, respectively, from "Intangible amortization" within "Total operating costs and expenses, net" to "Amortization of acquired technology" within "Total cost of sales" in the Statements of Income, which also had the impact of reducing gross profit by the same amounts. This reclassification did not impact our operating income, net income or earnings per share for any historical periods and also did not impact our Balance Sheets or Statements of Cash Flows.
Net Sales
Fiscal Year 2023 Compared with Fiscal Year 2022
The following table summarizes our net sales by major end market:

	Fiscal Years
(in thousands, except percentages)	2023		2022
	Net Sales	% Net Sales	Net Sales	% Net Sales	Change
Infrastructure	$287,270	38%	$264,464	35%	9%
High-End Consumer	158,416	21%	220,380	30%	(28)%
Industrial	310,847	41%	256,014	35%	21%
Total	$756,533	100%	$740,858	100%	2%
Net sales for fiscal year 2023 were $756.5 million, an increase of 2% compared to $740.9 million for fiscal year 2022. Net sales from our industrial end market increased $54.8 million versus the prior year primarily due to an approximately $53 million increase in LoRa-enabled product sales led by an increase in pico gateways. Net sales from our infrastructure end market increased $22.8 million driven by an approximately $37 million increase in PON sales, partially offset by an approximately $11 million decline in data center demand and an approximately $5 million decrease in wireless infrastructure sales. Net sales from our high-end consumer end market decreased $62.0 million primarily driven by an approximately $47 million decrease in our proximity sensing product sales, including smartphones and an approximately $23 million decrease in Protection product sales, including wearables, mobile computers and smartphones, partially offset by an approximately $7 million increase in industrial automation and automotive sales.
Based on booking trends and backlog entering the quarter, we estimate net sales for the first quarter of fiscal year 2024 to be between $230.0 million and $240.0 million. The range of guidance reflects continued uncertainty regarding macro-related events.
The following table summarizes our net sales by reportable segment:

	Fiscal Years
(in thousands, except percentages)	2023		2022
	Net Sales	% Net Sales	Net Sales	% Net Sales	Change
Signal Integrity Products Group	$304,124	40%	$291,114	40%	4%
Advanced Protection and Sensing Products Group	236,890	31%	306,932	41%	(23)%
IoT System Products Group	210,326	28%	142,812	19%	47%
IoT Connected Services Group	5,193	1%	—	—%	100%
Total	$756,533	100%	$740,858	100%	2%
Net sales from our Signal Integrity Products Group increased $13.0 million in fiscal year 2023 versus fiscal year 2022 primarily due to an approximately $37 million increase in PON sales, driven by higher 10G PON sales, partially offset by an approximately $11 million decline in data center demand, an approximately $7 million decrease in broadcast product sales and an approximately $5 million decrease in wireless infrastructure sales. Net sales from our Advanced Protection and Sensing Group decreased $70.0 million in fiscal year 2023 versus fiscal year 2022 primarily driven by an approximately $47 million decrease in proximity sensing sales and an approximately $23 million decrease in consumer product sales, including wearables, mobile computers and smartphones. Net sales from our IoT System Products Group increased $67.5 million in fiscal year 2023 versus fiscal year 2022 primarily due to an approximately $53 million increase in LoRa-enabled product sales led by an increase in pico gateways and an approximately $6 million increase in module sales. Net sales from our IoT Connected Services Group increased $5.2 million in fiscal year 2023 versus fiscal year 2022 primarily due to approximately $5 million in managed connectivity sales.
Fiscal Year 2022 Compared with Fiscal Year 2021

	Fiscal Years
(in thousands, except percentages)	2022		2021
	Net Sales	% Net Sales	Net Sales	% Net Sales	Change
Infrastructure	$264,464	35%	$245,549	42%	8%
High-End Consumer	220,380	30%	162,342	27%	36%
Industrial	256,014	35%	187,226	31%	37%
Total	$740,858	100%	$595,117	100%	24%
Net sales for fiscal year 2022 were $740.9 million, an increase of 24% compared to $595.1 million for fiscal year 2021, which had benefited from an additional week. We experienced strong demand across all three of our end markets compared to the prior year when our net sales were adversely impacted by delays in certain shipments of our products due to COVID-19 related shutdowns, including certain subcontractors in Malaysia. Net sales from our industrial end market increased $68.8 million versus the prior year primarily due to an approximately $46 million increase in LoRa-enabled product sales led by an increase in pico gateways and an approximately $19 million increase in industrial automation and automotive sales. Net sales from our high-end consumer end market increased $58.0 million primarily driven by an approximately $23 million increase in Protection product sales, including wearables, mobile computers and smartphones, and an approximately $22 million increase in our proximity sensing product sales, including smartphones. Net sales from our infrastructure end market increased $18.9 million driven by an approximately $36 million increase in PON sales, including 10G PON, partially offset by an approximately $17 million decline in data center demand.

The following table summarizes our net sales by reportable segment:

	Fiscal Years
(in thousands, except percentages)	2022		2021
	Net Sales	% Net Sales	Net Sales	% Net Sales	Change
Signal Integrity Products Group	$291,114	40%	$255,640	43%	14%
Advanced Protection and Sensing Products Group	306,932	41%	243,085	41%	26%
IoT System Products Group	142,812	19%	96,392	16%	48%
IoT Connected Services Group	—	—%	—	—%	—%
Total	$740,858	100%	$595,117	100%	24%
Net sales from our Signal Integrity Products Group increased $35.5 million in fiscal year 2022 versus fiscal year 2021 primarily due to an approximately $36 million increase in PON sales, including 10G PON, an approximately $15 million increase in broadcast product sales, partially offset by an approximately $17 million decline in data center demand. Net sales from our Advanced Protection and Sensing Group increased $63.8 million in fiscal year 2022 versus fiscal year 2021 primarily driven by an approximately $23 million increase in consumer product sales, including wearables, mobile computers and smartphones, an approximately $22 million increase in proximity sensing sales and an approximately $19 million increase in industrial automation and automotive sales. Net sales from our IoT System Products Group increased $46.4 million in fiscal year 2023 versus fiscal year 2022 primarily due to an approximately $46 million increase in LoRa-enabled product sales led by an increase in pico gateways.
Gross Profit
Fiscal Year 2023 Compared with Fiscal Year 2022
The following table summarizes our gross profit and gross margin by reportable segment:

	Fiscal Years
(in thousands, except percentages)	2023		2022
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Signal Integrity Products Group	$211,791	69.6%	$200,251	68.8%
Advanced Protection and Sensing Products Group	125,584	53.0%	163,474	53.3%
IoT System Products Group	148,895	70.8%	106,474	74.6%
IoT Connected Services Group	2,489	47.9%	—	—%
Unallocated costs, including share-based compensation and amortization of acquired technology	(10,201)		(9,060)
Total	$478,558	63.3%	$461,139	62.2%
In fiscal year 2023, gross profit increased to $478.6 million from $461.1 million in fiscal year 2022 as a result of higher sales. This increase included a $42.4 million increase from our IoT System Products Group primarily driven by higher LoRa-enabled sales, including pico gateways, an $11.5 million increase from our Signal Integrity Products Group primarily driven by higher PON sales, including 10G PON, a $2.5 million increase from our IoT Connected Services Group, offset by a $37.9 million decrease from our Advanced Protection and Sensing Group primarily driven by lower consumer sales.
Our gross margin was 63.3% in fiscal year 2023, compared to 62.2% in fiscal year 2022. Gross margin in our Signal Integrity Products Group was 69.6% in fiscal year 2023, compared to 68.8% in fiscal year 2022 primarily driven by higher PON sales, including 10G PON. Gross margin in our Advanced Protection and Sensing Group was 53.0% in fiscal year 2023, compared to 53.3% in fiscal year 2022 as a result of lower consumer sales. Gross margin in our IoT System Products Group was 70.8% in fiscal year 2023, compared to 74.6% in fiscal year 2022 due to LoRa inventory reserves. Gross margin in our IoT Connected Services Group was 47.9% in fiscal year 2023.
The majority of our manufacturing is outsourced, resulting in relatively low fixed manufacturing costs and variable costs that highly correlate with volume. We expect overall gross profit for fiscal year 2024 to benefit from a favorable mix of high margin products.

Fiscal Year 2022 Compared with Fiscal Year 2021
The following table summarizes our gross profit and gross margin by reportable segment:

	Fiscal Years
(in thousands, except percentages)	2022		2021
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Signal Integrity Products Group	$200,251	68.8%	$172,069	67.3%
Advanced Protection and Sensing Products Group	163,474	53.3%	127,468	52.4%
IoT System Products Group	106,474	74.6%	65,762	68.2%
IoT Connected Services Group	—	—%	—	—%
Unallocated costs, including share-based compensation and amortization of acquired technology	(9,060)		(9,426)
Total	$461,139	62.2%	$355,873	59.8%
In fiscal year 2022, gross profit increased to $461.1 million from $355.9 million in fiscal year 2021 as a result of higher sales. This increase included a $28.2 million increase from our Signal Integrity Products Group, a $36.0 million increase from our Advanced Protection and Sensing Group and a $40.7 million increase from our IoT System Products Group, all of which experienced higher demand and implemented price increases to offset higher manufacturing costs during fiscal year 2022.
Our gross margin was 62.2% in fiscal year 2022, compared to 59.8% in fiscal year 2021. Gross margin in our Signal Integrity Products Group was 68.8% in fiscal year 2022, compared to 67.3% in fiscal year 2021. Gross margin in our Advanced Protection and Sensing Group was 53.3% in fiscal year 2022, compared to 52.4% in fiscal year 2021. Gross margin in our IoT System Products Group was 74.6% in fiscal year 2022, compared to 68.2% in fiscal year 2021. Gross margins in all reportable segments reflected a more favorable product mix.
Operating Costs and Expenses, net

	Fiscal Years
(in thousands, except percentages)	2023		2022
	Cost/Exp.	% Net Sales	Cost/Exp.	% Net Sales	Change
Selling, general and administrative	$235,801	31%	$168,210	23%	40%
Product development and engineering	167,450	22%	147,925	20%	13%
Intangible amortization	821	—%	—	—%	100%
Gain on sale of business	(18,313)	(2)%	—	—%	(100)%
Changes in the fair value of contingent earn-out obligations	—	—%	(13)	—%	100%
Total operating costs and expenses, net	$385,759	51%	$316,122	43%	22%
Selling, General & Administrative Expenses
SG&A expenses for fiscal year 2023 increased by $67.6 million primarily driven by approximately $34 million of share-based compensation acceleration expense, approximately $29 million of other transaction costs related to the Sierra Wireless Acquisition and approximately $11 million in restructuring expense, partially offset by an $11 million decrease in share-based compensation caused by the impact of the lower closing stock price at year-end on the cash-settled awards.
Product Development and Engineering Expenses
Product development and engineering expenses for fiscal years 2023 and 2022 were $167.5 million and $147.9 million, respectively, or an increase of 13%. This increase was primarily driven by $11 million of share-based compensation acceleration expense. New product introduction expenses, including costs related to Sierra Wireless during the post-acquisition period, also contributed to the increase. The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period-over-period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services, which are typically recorded as a reduction to product development and engineering expense.
Intangible Amortization
Intangible amortization for fiscal year 2023 increased by $0.8 million due to intangibles acquired in the Sierra Wireless Acquisition related to customer relationships and trade name. Amortization of acquired technology intangibles is reflected in cost of sales.

Gain on Sale of Business
Gain on sale of business was $18.3 million in fiscal year 2023, resulting from our divestiture of the Disposal Group in May 2022.
Changes in the Fair Value of Contingent Earn-out Obligations
The change in the fair value of contingent earn-out obligations in fiscal year 2022 reflects the difference between the final earn-out targets achieved for Cycleo SAS and the final earn-out payments made.
Interest Expense
Interest expense was $17.6 million and $5.1 million for fiscal years 2023 and 2022, respectively. The $12.6 million increase was primarily due to a $7.3 million debt commitment fee and additional debt instruments entered into during fiscal year 2023 related to financing for the Sierra Wireless Acquisition.
Investment Impairments and Credit Loss Reserves
In fiscal year 2023, investment impairments and credit loss reserves totaled a loss of $1.2 million as we had $0.3 million of recoveries on our credit loss reserves for our available-for-sale ("AFS") debt securities, consisting of our convertible debt investments in privately-held companies and recorded a $1.5 million impairment on one of our non-marketable equity investments. In fiscal year 2022, investment impairments and credit loss reserves totaled a loss of $1.3 million as we increased our credit loss reserves by $1.1 million for our AFS debt securities consisting of our convertible debt investments in privately-held companies and recorded an impairment on one of our non-marketable equity investments totaling $0.2 million.
Provision for Income Taxes
We recorded income tax expense of $17.3 million for fiscal year 2023 compared to income tax expense of $15.5 million for fiscal year 2022. The effective tax rates for fiscal years 2023 and 2022 were provision rates of 22.0% and 11.0%, respectively. Our effective tax rate for fiscal year 2023 differs from the statutory federal income tax rate of 21% primarily due to our regional mix of income, impact of global intangible low-taxed income ("GILTI") and research and development ("R&D") tax credits. The Tax Act requires R&D costs incurred for tax years beginning after December 31, 2021 to be capitalized and amortized ratably over five or fifteen years for tax purposes, depending on where the research activities are conducted. We have elected to treat GILTI as a period cost and the additional capitalization of R&D costs within GILTI increases our provision for income taxes.
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
For further information on the effective tax rate and the Tax Act’s impact, see Note 12, Income Taxes, to our Consolidated Financial Statements.
Liquidity and Capital Resources
Our capital requirements depend on a variety of factors including, but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; sales growth or decline; potential acquisitions; the general economic environment in which we operate; and our ability to generate cash flow from operations.
We believe that our cash on hand, cash available from future operations and available borrowing capacity under our Revolving Credit Facility (as defined below) are sufficient to meet liquidity requirements for at least the next 12 months, including funds needed for our material cash requirements. As of January 29, 2023, we had $235.5 million in cash and cash equivalents and $450.0 million of undrawn capacity on our Revolving Credit Facility. Over the longer-term, we believe our strong cash-generating business model will continue to provide adequate liquidity to fund our normal operations, which have minimal capital intensity. To the extent that we enter into acquisitions or strategic partnerships, we may be required to raise additional capital through debt issuances or equity offerings. While we have not had issues securing favorable financing historically, there is no assurance that we will be able to refinance or secure additional capital at favorable terms, or at all in the future.

A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of January 29, 2023, our foreign subsidiaries held approximately $151.4 million of cash and cash equivalents, compared to $221.9 million at January 30, 2022. Our liquidity may be impacted by fluctuating exchange rates. For additional information on exchange rates, see "Item 7A - Quantitative and Qualitative Disclosures About Market Risk."
In connection with the enactment of the Tax Act, all historic and current foreign earnings are taxed in the U.S. Depending on the jurisdiction, these foreign earnings are potentially subject to a withholding tax, if repatriated. As of January 29, 2023, our historical undistributed earnings of our foreign subsidiaries are intended to be permanently reinvested outside of the U.S. With the enactment of the Tax Act, all post-1986 previously unremitted earnings for which no U.S. deferred tax liability had been accrued were subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, we have determined that none of our current foreign earnings will be permanently reinvested. If we needed to remit all or a portion of our historical undistributed earnings to the U.S. for investment in our domestic operations, any such remittance could result in increased tax liabilities and a higher effective tax rate. Determination of the amount of the unrecognized deferred tax liability on these unremitted earnings is not practicable.
We expect our future cash uses will be for capital expenditures, repurchases of our common stock, debt repayment and potentially, acquisitions and other investments that support achievement of our business strategies. We expect to fund those cash requirements through our cash from operations and borrowings against our Revolving Credit Facility.
Sources of Liquidity
Operating Cash Flows
Operating cash flows were $126.7 million or 16.7% of net sales in fiscal year 2023 and $203.1 million or 27.4% of net sales in fiscal year 2022. Our consistently solid profitability and operating cash flow are driven by our ability to value price for the differentiated technology that we provide, as well as our fabless business model, which is highly flexible to changes in customer demand.
Credit Agreement
On November 7, 2019, we, with certain of our domestic subsidiaries as guarantors, entered into the Credit Agreement with the lenders party thereto and HSBC Bank USA, National Association, as administrative agent, swing line lender and letter of credit issuer. Following the effectiveness of the Restatement Agreement, the revolving credit facility (the "Revolving Credit Facility") is $600.0 million, of which $195.0 million matures on November 7, 2024 and $405.0 million matures on January 12, 2028.
In fiscal year 2023, we borrowed $10.0 million and repaid $33.0 million on our Revolving Credit Facility. In fiscal year 2022, we borrowed $20.0 million and repaid $28.0 million on our Revolving Credit Facility. As of January 29, 2023, we had $150.0 million outstanding under our Revolving Credit Facility and $450.0 million of undrawn borrowing capacity thereunder, as well as Term Loans outstanding under the Term Loan Facility of $895.0 million.
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
On September 1, 2022, we entered into the second amendment to the Credit Agreement in order to, among other things, (i) permit the consummation of, and certain transactions in connection with the Sierra Wireless Acquisition, (ii) revise the financial maintenance covenant by increasing the maximum consolidated leverage ratio permitted for the six successive fiscal quarters following consummation of the Sierra Wireless Acquisition, (iii) permit the incurrence of up to $1.2 billion (plus the amount of fees and expenses related to the Sierra Wireless Acquisition) in additional secured debt in connection with the Sierra Wireless Acquisition, (iv) provide for limited conditions precedent in the event of a borrowing to finance the Sierra Wireless Acquisition and (v) make certain other changes as set forth in the amendment.
On September 26, 2022, we entered into the Restatement Agreement, which substantially concurrently with the completion of the Sierra Wireless Acquisition on January 12, 2023, among other things, (i) extended the maturity date of $405.0 million of the $600.0 million in aggregate principal amount of revolving commitments thereunder from November 7, 2024 to January 12, 2028, (ii) provided for incurrence by us on January 12, 2023 of the Term Loan Facility in an aggregate principal amount of $895.0 million, which was used to fund a portion of the cash consideration for the Sierra Wireless Acquisition, (iii) provided for JPMorgan Chase Bank, N.A. to succeed HSBC Bank USA, National Association as administrative agent and collateral agent under the Credit Agreement on January 12, 2023, (iv) modified the maximum consolidated leverage covenant as set forth in the Restatement Agreement, (v) replaced LIBOR with adjusted term SOFR and (vi) made certain other changes as set forth in the Restatement Agreement, including changes consequential to the incorporation of the Term Loan Facility.
On January 12, 2023, we entered into an interest rate swap agreement with a five-year term to hedge the variability of interest payments on the first $450.0 million of debt outstanding on the Term Loans at a Term SOFR rate of 3.44%, plus a variable margin and spread based on our consolidated leverage ratio.

On February 24, 2023, we entered into a first amendment (the “First Amendment”) to the Restatement Agreement, in order to, among other things: (i) increase the maximum consolidated leverage ratio covenant for certain test periods as set forth therein, (ii) reduce the minimum consolidated interest coverage ratio covenant for certain test periods as set forth therein, (iii) increase the interest rate margin applicable to loans under the Credit Agreement during the covenant relief period as set forth therein and (iv) make certain other changes as set forth therein.
In fiscal year 2021, we entered into an interest rate swap agreement with a three-year term to hedge the variability of interest payments on the first $150.0 million of debt outstanding under the Revolving Credit Facility. Interest payments on $150.0 million of our debt outstanding under the Revolving Credit Facility were fixed at a LIBOR-referenced rate of 0.73%, plus a variable margin and spread based on our consolidated leverage ratio. Any future borrowings on our Revolving Credit Facility will remain subject to a floating rate.
Following the effectiveness of the Restatement Agreement, interest on loans made under the Credit Agreement in U.S. Dollars accrues, at our option, at a rate per annum equal to (1) the Base Rate (as defined below) plus a margin ranging from 0.25% to 1.25% depending upon our consolidated leverage ratio (except that, during the period that financial covenant relief pursuant to the First Amendment is in effect, the margin is deemed to be 1.50% per annum) or (2) Adjusted Term SOFR (as defined in the Credit Agreement, including certain credit spread adjustments) for an interest period to be selected by us plus a margin ranging from 1.25% to 2.25% depending upon our consolidated leverage ratio (except that, during the period that financial covenant relief pursuant to the First Amendment is in effect, the margin is deemed to be 2.50% per annum) (such margin, the "Applicable Margin"). The "Base Rate" is equal to a fluctuating rate equal to the highest of (a) the Prime Rate (as defined in the Credit Agreement), (b) 0.50% above the NYFRB Rate (as defined in the Credit Agreement) and (c) one-month Adjusted Term SOFR (as defined in the Credit Agreement) plus 1.00%. Interest on loans made under the Revolving Credit Facility in Alternative Currencies (as defined in the Credit Agreement) accrues at a rate per annum equal to a customary benchmark rate (including, in certain cases, credit spread adjustments) plus the Applicable Margin.
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
No amortization is required with respect to the revolving loans. The Term Loans amortize in equal quarterly installments of 1.25% of the original principal amount thereof, with the balance due at maturity. We may voluntarily prepay borrowings at any time and from time to time, without premium or penalty, other than customary "breakage costs" in certain circumstances.
The Credit Agreement contains customary covenants, including limitations on our ability to, among other things, incur indebtedness, create liens on assets, engage in certain fundamental corporate changes, make investments, repurchase stock, pay dividends or make similar distributions, engage in certain affiliate transactions, or enter into agreements that restrict our ability to create liens, pay dividends or make loan repayments. In addition, we must comply with financial covenants, including:
•maintaining a maximum consolidated leverage ratio, determined as of the last day of each fiscal quarter, of (i) 4.75 to 1.00, for the fiscal quarter ending on or around April 30, 2023, (ii) 5.75 to 1.00, unless the financial covenant relief period (the “Relief Period”) has been terminated, in which case 4.75 to 1.00, for the fiscal quarter ending on or around July 31, 2023, (iii) 5.75 to 1.00, unless the Relief Period has been terminated, in which case 4.75 to 1.00, for the fiscal quarter ending on or around October 31, 2023, (iv) 5.50 to 1.00, unless the Relief Period has been terminated, in which case 4.75 to 1.00, for the fiscal quarter ending on or around January 31, 2024, (v) 4.75 to 1.00, unless the Relief Period has been terminated, in which case 4.50 to 1.00, for the fiscal quarter ending on or around April 30, 2024, (vi) 4.50 to 1.00, for the fiscal quarter ending on or around July 31, 2024, and (vii) 3.75 to 1.00, for the fiscal quarter ending on or around October 31, 2024 and each fiscal quarter thereafter subject to increase to 4.25 to 1.00 for the four full consecutive fiscal quarters ending on or after the date of consummation of a permitted acquisition that constitutes a "Material Acquisition" under the Credit Agreement, subject to the satisfaction of certain conditions; and

•maintaining a minimum consolidated interest expense coverage ratio, determined as of the last day of each fiscal quarter, of (i) 2.50 to 1.00, unless the Relief Period has been terminated, in which case 3.50 to 1.00, for the fiscal quarter ending on or around April 30, 2023, (ii) 2.25 to 1.00, unless the Relief Period has been terminated, in which case 3.50 to 1.00, for the fiscal quarter ending on or around July 31, 2023, (iii) 2.00 to 1.00, unless the Relief Period has been terminated, in which case 3.50 to 1.00, for the fiscal quarter ending on or around October 31, 2023, (iv) 2.25 to 1.00, unless the Relief Period has been terminated, in which case 3.50 to 1.00, for the fiscal quarter ending on or around January 31, 2024, (v) 2.50 to 1.00, unless the Relief Period has been terminated, in which case 3.50:1.00, for the fiscal quarter ending on or around April 30, 2024, and (vi) 3.50 to 1.00, for the fiscal quarter ending on or around July 31, 2024 and each fiscal quarter thereafter.

The Credit Agreement also contains customary provisions pertaining to events of default. If any event of default occurs, the obligations under the Credit Agreement may be declared due and payable, terminated upon written notice to us and existing letters of credit may be required to be cash collateralized.
As of January 29, 2023, we were in compliance with the financial covenants in our Credit Agreement.
As reported elsewhere, on March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC, as receiver, and SVB was subsequently transferred into a new entity, Silicon Valley Bridge Bank, N.A. On March 12, 2023, the U.S. Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception. Such parties also announced, among other items, that Silicon Valley Bridge Bank has assumed the obligations and commitments of former SVB, commitments to advance under existing credit agreements will be honored in accordance with and pursuant to the terms of such credit agreements and any other duties or roles under existing credit agreements will be performed by Silicon Valley Bridge Bank in accordance with and pursuant to the terms of such credit facilities. SVB is a lender under the Term Loan Facility, which has now been assumed by Silicon Valley Bridge Bank. We currently owe SVB approximately $42.9 million under the Term Loan Facility, which is an obligation we believe is unaffected by the closure of SVB.
While we continue to monitor the circumstances surrounding SVB, we do not expect the closure to have a material adverse effect on our liquidity. However, there can be no assurances that the closure of SVB, or any other financial institution, or any related impacts across the financial services industry will not adversely affect our ability to access the additional availability under the Credit Facility.
Term Loans
As discussed above, in connection with the Restatement Agreement, we borrowed $895.0 million under the Term Loan Facility on January 12, 2023 in order to fund a portion of the consideration for the Sierra Wireless Acquisition. The Term Loans will mature on January 12, 2028. Interest on the Term Loans is determined in the same manner as for the Revolving Credit Facility. For additional information on the Term Loans, see Note 10, Long-Term Debt, to our Consolidated Financial Statements.
Convertible Senior Notes
As discussed above, on October 12, 2022 and October 21, 2022, we issued and sold $300 million and $19.5 million, respectively, in aggregate principal amount of the Notes in a private placement. The Notes were issued pursuant to an indenture, dated October 12, 2022, by and among us, the Subsidiary Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. The Notes will bear interest at a rate of 1.625% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2023. The Notes will mature on November 1, 2027, unless earlier converted, redeemed or repurchased. The Notes were initially issued pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act.
We used approximately $29.7 million of the net proceeds from the Notes to pay for the cost of the Convertible Note Hedge Transactions, after such cost was partially offset by approximately $42.9 million of proceeds to us from the sale of Warrants in connection with the issuance of the Notes, all as described in Note 10, Long-Term Debt to our Consolidated Financial Statements. The Convertible Note Hedge Transactions and Warrants transactions are indexed to, and potentially settled in, our common stock and the net cost of $29.7 million has been recorded as a reduction to additional paid-in capital in the consolidated statement of shareholders’ equity. We used the remaining net proceeds to fund a portion of the consideration in the Sierra Wireless Acquisition and to pay related fees and expenses. For additional information on the Convertible Note Hedge Transactions and the Warrants, see Note 10, Long-Term Debt to our Consolidated Financial Statements.
Debt Commitment Letter
In connection with the Sierra Wireless Acquisition, we entered into the Commitment Letter with JPM pursuant to which JPM committed to provide (a) a backstop of certain amendments to our then-existing Credit Agreement and (b) the Bridge Commitment. During the third quarter of fiscal year 2023, the amendments and restatement of the Credit Agreement and the issuance of the Notes occurred to replace the backstop commitment and the Bridge Commitment, each of which has now terminated. For additional information on the Commitment Letter, see Note 10, Long-Term Debt, to our Consolidated Financial Statements.
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
Purchases under our Stock Repurchase Program
We currently have in effect a stock repurchase program that was initially approved by our Board of Directors in March 2008. On March 11, 2021, our Board of Directors approved the expansion of the stock repurchase program by an additional $350.0 million. This program represents one of our principal efforts to return value to our stockholders. Under the program, we may repurchase our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. Our repurchases may be made through Rule 10b5-1 and/or Rule 10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. During fiscal years 2023 and 2022, we repurchased shares of common stock under this program for $50.0 million and $129.7 million, respectively. As of January 29, 2023, we had repurchased $589.0 million in shares of our common stock under the program since inception and the remaining authorization under the program was $209.4 million. We intend to fund repurchases under the program from cash on hand and borrowings on our Revolving Credit Facility. We have no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.
Operating Leases
We have operating leases for real estate, vehicles, and office equipment with remaining lease terms of up to nine years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. Our operating lease liabilities totaled $32.7 million and $20.6 million as of January 29, 2023 and January 30, 2022, respectively.
Purchase Commitments
Capital purchase commitments and other open purchase commitments are for the purchase of plant, equipment, raw materials, supplies and services. They are not recorded liabilities in our Consolidated Balance Sheets as of January 29, 2023, as we have not yet received the related goods or taken title to the goods or received services. As of January 29, 2023, we had $12.0 million in open capital purchase commitments and $202.0 million in other open purchase commitments.
Compensation and Defined Benefit Plans
We maintain a deferred compensation plan for certain officers and key executives that allow participants to defer a portion of their compensation for future distribution at various times permitted by the plan. Our liability for deferred compensation under this plan was $42.3 million and $45.2 million as of January 29, 2023 and January 30, 2022, respectively, and is included in accrued liabilities and other long-term liabilities in the Consolidated Balance Sheets. The plan provides for a discretionary Company match up to a defined portion of the employee’s deferral, with any match subject to defined conditions.
We have purchased whole life insurance on the lives of certain of our current and former deferred compensation plan participants. This corporate-owned life insurance is held in a grantor trust and is intended to cover a majority of the costs of our deferred compensation plan. The cash surrender value of our corporate-owned life insurance was $33.7 million and $35.2 million as of January 29, 2023 and January 30, 2022, respectively, and is included in other assets in the Consolidated Balance Sheets. The decrease in the cash surrender value of the corporate-owned life insurance as of January 29, 2023 compared to January 30, 2022 was related to an overall decrease in market value, partially offset by $5.1 million of premiums paid in order to provide substantive coverage for our deferred compensation liability.
We maintain defined benefit pension plans for the employees of our Swiss subsidiaries and French subsidiary. Expected future payments under these plans totaled $27.0 million as of January 29, 2023.
The liability associated with vested, but unsettled restricted stock awards that are to be settled in cash totaled $6.1 million and $11.5 million as of January 29, 2023 and January 30, 2022, respectively, and was included in "Other long-term liabilities" in the Balance Sheets.
Working Capital
Working capital, defined as total current assets less total current liabilities, fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing materials and increase production. In addition, our working capital may be affected by potential acquisitions and transactions involving our debt instruments. Although investments made to fund working capital will reduce our cash balances, these investments are necessary to support business and operating initiatives. Our working capital, excluding cash and cash equivalents, was $90.4 million and $94.3 million as of January 29, 2023 and January 30, 2022, respectively. Our working capital, including cash and cash equivalents and the current portion of long-term debt, was $325.9 million and $373.9 million as of January 29, 2023 and January 30, 2022, respectively.

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
In summary, our cash flows for each period were as follows:

	Fiscal Years
(in thousands)	2023	2022
Net cash provided by operating activities	$126,711	$203,123
Net cash used in investing activities	(1,247,322)	(40,316)
Net cash provided by (used in) financing activities	1,076,520	(152,097)
Net (decrease) increase in cash and cash equivalents	$(44,091)	$10,710
Operating Activities
Net cash provided by operating activities is driven by net income, adjusted for non-cash items and fluctuations in operating assets and liabilities.
Operating cash flows for fiscal year 2023 compared to fiscal year 2022 were unfavorably impacted by a $7.3 million debt commitment fee, a $67.6 million increase in SG&A expenses primarily due to share-based compensation acceleration expense and other transaction costs related to the Sierra Wireless Acquisition, as well as restructuring costs, and a $19.5 million increase in product development and engineering expenses primarily due to share-based compensation acceleration expense and new product introduction expenses and fluctuations in the timing of development activities, and favorably impacted by a 2.1% increase in net sales and by a $22.8 million incremental decrease in inventory spend.
Investing Activities
Net cash used in investing activities is primarily attributable to acquisitions, net of any cash received, capital expenditures, purchases of investments and premiums paid for corporate-owned life insurance, net of proceeds from sales of property, plant and equipment and proceeds from sales of investments.
On January 12, 2023, we acquired all of the outstanding equity interests of Sierra Wireless for total purchase consideration, net of cash acquired of $1.2 billion. We funded the cash consideration with a combination of cash on hand and $895.0 million of capital from term loans as described in Note 10, Long-Term Debt, to our Consolidated Financial Statements.
During fiscal year 2023, we received $26.2 million of proceeds from the divestiture of the Disposal Group, net of cash disposed. For additional information on the divestiture, see Note 3, Acquisition and Divestiture, to our Consolidated Financial Statements.
Capital expenditures were $28.3 million and $26.2 million in fiscal years 2023 and 2022, respectively, as we made significant investments to update and expand our production capabilities.
In fiscal years 2023 and 2022 we paid $6.7 million and $8.2 million, respectively, for strategic investments, including investments in companies that are enabling the LoRa and LoRaWAN®-based ecosystem.
In fiscal year 2023, we received $5.1 million of proceeds from corporate-owned life insurance death benefits, which included a $2.5 million gain. All $5.1 million of the proceeds were re-invested into our corporate-owned life insurance policy in order to provide substantive coverage for our deferred compensation liability. In fiscal year 2022, we paid $6.0 million for premiums on corporate-owned life insurance in order to provide substantive coverage for our deferred compensation liability.
Financing Activities
Net cash provided by financing activities is primarily attributable to proceeds from the Term Loan Facility, the Revolving Credit Facility, the Notes, the sale of the Warrants and stock option exercises, offset by the purchase of the Convertible Note Hedge Transactions, repurchases of outstanding common stock, payments on the Revolving Credit Facility, deferred financing costs and payments related to employee share-based compensation payroll taxes.
In fiscal year 2023, we paid $21.8 million in deferred financing costs related to the Revolving Credit Facility, the Term Loan Facility and the Notes, as discussed above.
In fiscal year 2023, we paid $14.2 million for employee share-based compensation payroll taxes and received $0.6 million in proceeds from the exercise of stock options, compared to payments of $19.4 million for employee share-based compensation payroll taxes and proceeds of $5.3 million from the exercise of stock options in fiscal year 2022. We do not directly control the timing of the exercise of stock options. Such exercises are independent decisions made by grantees and are influenced most directly by the stock price and the expiration dates of stock option awards. Such proceeds are difficult to forecast, resulting from several factors which are outside our control. We believe that such proceeds will remain a nominal source of cash in the future.
Critical Accounting Estimates
We prepare our consolidated financial statements in accordance with GAAP. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. Accordingly, actual results could differ materially from our estimates. We consider an accounting policy to be a "critical accounting policy and estimate" if: (1) we must make assumptions that were uncertain when the judgment was made, and (2) changes in the estimate assumptions or selection of a different estimate methodology could have a significant impact on our financial position and the results that we report in our consolidated financial statements. While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information available when the estimate was made. We believe the following represent our most significant accounting estimates:
•Inventories - We value our inventory at the lower of cost or net realizable value, which requires us to make estimates regarding potential obsolescence or lack of marketability. We reduce the basis of our inventory due to changes in demand or change in product life cycles. The estimation of customer demand requires management to evaluate and make assumptions of the impact of changes in demand or changes in product life cycles on current sales levels. Our write-down to net realizable value at the end of fiscal year 2023 and 2022 represented 25.8% and 27.5% of gross inventory, respectively. Based on fiscal year 2023 ending inventory, an increase in the write-down by one percent of gross inventory would decrease net inventory and increase cost of goods sold by $2.8 million.
•Revenue recognition - Net sales reflect the transaction prices for contracts, which include units shipped at selling prices reduced by variable consideration. Determination of variable consideration requires judgment by us and includes expected sales returns and other price adjustments. Variable consideration is estimated using the expected value method considering all reasonably available information, including our historical experience and our current expectations, and is reflected in the transaction price when sales are recorded. In fiscal year 2023, net sales were reduced by $24.2 million in estimated variable consideration, or 3.1% of gross revenue. In fiscal year 2022, net sales were reduced by $21.0 million in estimated variable consideration, or 2.8% of gross revenue. If variable consideration were estimated to be one percent higher, fiscal year 2023 revenue would have decreased by $7.8 million.
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
•Business Combinations and Goodwill - The Sierra Wireless Acquisition was accounted for under the acquisition method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. In determining the fair value of the acquired assets and liabilities, we determined this in consultation with third-party valuation advisors. Acquired intangible assets with finite lives are amortized over their estimated useful lives. Adjustments to fair value assessments are recorded to goodwill over the purchase price allocation period. The determination of the estimated fair value of our acquired intangible assets requires significant judgements and estimates and is most sensitive to future revenue forecasts.
Goodwill and acquired intangible assets with indefinite lives are not amortized. We review goodwill and acquired indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We also perform an annual impairment test in the fourth quarter of each year. We test goodwill and acquired indefinite-lived intangible assets for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors.
We may use either a qualitative or quantitative approach when testing a reporting unit’s goodwill for impairment. For selected reporting units where we use the qualitative approach, we perform a qualitative evaluation of events and circumstances impacting the reporting unit to determine the likelihood of goodwill impairment. Based on that qualitative evaluation, if we determine it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, no further evaluation is necessary. Otherwise we perform a quantitative impairment test. We perform a quantitative test for each reporting unit at least once every three years.

For goodwill impairment testing using the quantitative approach, we estimate the fair value of the selected reporting units primarily through the use of a discounted cash flow model based on our best estimate of amounts and timing of future revenues and cash flows and our most recent business and strategic plans, and compare the estimated fair value to the carrying value of the reporting unit, including goodwill. The discounted cash flow model requires judgmental assumptions about projected revenue growth, future operating margins, discount rates and terminal values over a multi-year period. In addition, we also determine the fair value using the public company guideline method. There are inherent uncertainties related to these assumptions and management’s judgment in applying them to the analysis of goodwill impairment. While we believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill may be overstated and a charge would need to be taken against net earnings.
When using a quantitative approach, changes in our projections used in the discounted cash flow model could affect the estimated fair value of certain of our reporting units and could result in a goodwill impairment charge in a future period. Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of our recorded goodwill, differences in assumptions may have a material effect on the results of our impairment analysis.
During the fourth quarter of fiscal 2023, we had 3 reporting units for goodwill impairment testing. A qualitative test was performed for one reporting unit and a quantitative test was performed for the remaining two reporting units. Our analysis for fiscal 2023 indicated that in all instances, the fair value of our reporting units exceeded their carrying values and consequently did not result in an impairment charge.
New Accounting Standards
New accounting standards are discussed in Note 2, Significant Accounting Policies, to our Consolidated Financial Statements.
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
Foreign Currency Risk
Our foreign operations expose us to the risk of fluctuations in foreign currency exchange rates against our functional currencies and we may economically hedge this risk with foreign currency contracts (such as currency forward contracts). Gains or losses on these balances are generally offset by corresponding losses or gains on the related hedging instruments. As of January 29, 2023, our largest foreign currency exposures were from the Canadian Dollar, Swiss Franc and Great British Pound.
We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign exchange rates of 10% for all currencies could be experienced in the near-term. These reasonably possible adverse changes were applied to our total monetary assets and liabilities denominated in currencies other than our functional currency as of January 29, 2023. The adverse impact these changes would have had (after taking into account balance sheet hedges only) on our income before taxes is $2.4 million.
Interest Rate and Credit Risk
We are subject to interest rate risk in connection with the portion of the outstanding debt under our Credit Agreement that bears interest at a variable rate as of January 29, 2023. On January 12, 2023, we entered into an interest rate swap agreement with a five-year term to hedge the variability of interest payments on the first $450.0 million of debt outstanding on the Term Loans at a Term SOFR rate of 3.44%, plus a variable margin and spread based on our consolidated leverage ratio. During fiscal year 2021, we entered into an interest rate swap agreement with a three-year term to hedge the variability of interest payments on the first $150.0 million of debt outstanding under our Revolving Credit Facility at a LIBOR-referenced rate of 0.73%, plus a variable margin and spread based on our consolidated leverage ratio. See above under "Liquidity and Capital Resources - Credit Facility" for the interest rates applicable to U.S. and Alternative Currencies borrowings under our Revolving Credit Facility in excess of $150.0 million.
Interest rates also affect our return on excess cash and investments. As of January 29, 2023, we had $235.5 million of cash and cash equivalents. A majority of our cash and cash equivalents generate interest income based on prevailing interest rates. Interest income, net of reserves, generated by our investments and cash and cash equivalents was $5.8 million in fiscal year 2023. A significant change in interest rates would impact the amount of interest income generated from our cash and investments. It would also impact the market value of our investments.
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
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. We maintain cash held in deposit at financial institutions in the U.S. These deposits are insured by the FDIC in an amount up to $250,000 for any depositor, and with respect to SVB are fully insured per recent correspondence from the FDIC. To the extent we hold cash deposits in amounts that exceed the FDIC insurance limitation, we may incur a loss in the event of a failure of any of the financial institutions where we maintain deposits. Management believes we are not exposed to significant risk due to the financial position of the depository institution, but will continue to monitor regularly and adjust, if needed, to mitigate risk. We have established guidelines regarding diversification of our investments and their maturities, which are designed to maintain principal and maximize liquidity. To date, we have not experienced any losses associated with this credit risk and continue to believe that this exposure is not significant.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Semtech Corporation
Camarillo, California
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Semtech Corporation and subsidiaries (the "Company") as of January 29, 2023, and January 30, 2022, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended January 29, 2023, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 29, 2023 and January 30, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 29, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Inventories – Excess Quantities and Obsolescence – Refer to Notes 2 and 5 to the financial statements.
Critical Audit Matter Description
The Company maintains an inventory excess and obsolescence (“E&O”) reserve to reduce the basis of its inventory due to changes in demand or change in product life cycles. The inventory reserve serves to reduce the Company’s recorded inventory balance to the lower of its cost or net realizable value. In order to determine the reserve, management utilizes projections of inventory demand. The estimation of future inventory demand requires management to evaluate and make assumptions of the impact of changes in demand or changes in product life cycles on current sales levels.
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
•We tested the effectiveness of controls over the inventory E&O reserve estimation and approval process, including controls designed to review and approve the related projections of future demand.

•We selected a sample of parts and performed the following for each selection:
◦To understand the assumptions behind the E&O reserve, including the related projection of future demand, we made inquiries of business unit managers as well as sales, operations, and marketing personnel about the estimated demand and historical consumption of each part selected.
◦We tested the projection of future demand by comparing internal and external information (e.g., historical sales, contracts, communications with customers, market trends, and macroeconomic conditions) with the Company’s projection of future demand.
◦Performed a retrospective review by comparing management’s prior-year projection of future demand by product with actual product sales in the current year to identify potential bias in the inventory reserve.
•We recalculated the net realizable value of inventory and compared our recalculation with the recorded balance.
Acquisition – Sierra Wireless, Inc. – Intangible Assets – Refer to Notes 2 and 3 to the financial statements.
Critical Audit Matter Description
The Company completed the acquisition of Sierra Wireless, Inc. (“Sierra Wireless”) for total consideration of $1.3 billion on January 12, 2023. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including acquired intangible assets of $214.8 million primarily from core technologies and customer relationships. Management estimated the fair value of core technologies and customer relationships using the multi-period excess earnings method. The provisional fair value determination of the acquired intangible assets required management to make significant estimates and assumptions related to future revenue projections.
Given the fair value determination of the acquired intangibles for Sierra Wireless requires management to make significant estimates and assumptions related to the forecasts of future revenue projections, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to revenue projections used to estimate the fair value of the intangible assets acquired included the following, among others:
•We tested the effectiveness of management’s controls over the revenue projections used to estimate the fair value of the intangible assets acquired.
•We evaluated the reasonableness of the revenue projections by performing the following: (1) We compared the revenue projections to Sierra Wireless and third-party historical revenue growth rates, (2) we evaluated the reasonableness of the revenue projections by assessing current economic factors and analyst reports of Sierra Wireless and companies in its peer group, and (3) we made inquiries with management regarding the basis for their key judgments.
•We assessed the reasonableness of management's revenue projections by performing sensitivity analyses to evaluate the changes in fair value that would result from changes in the assumptions.
•With the assistance of our fair value specialists, we performed an analysis comparing applicable industry forecasted long-term revenue growth rates to management’s projected revenue growth rates used within the valuation models.

/s/ Deloitte & Touche LLP
Los Angeles, California
March 30, 2023

We have served as the Company's auditor since 2016.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Fiscal Year Ended
	January 29, 2023	January 30, 2022	January 31, 2021
Net sales	$756,533	$740,858	$595,117
Cost of sales	272,314	274,777	231,568
Amortization of acquired technology	5,661	4,942	7,676
Total cost of sales	277,975	279,719	239,244
Gross profit	478,558	461,139	355,873
Operating costs and expenses, net:
Selling, general and administrative	235,801	168,210	162,832
Product development and engineering	167,450	147,925	117,529
Intangible amortization	821	—	589
Gain on sale of business	(18,313)	—	—
Changes in the fair value of contingent earn-out obligations	—	(13)	(33)
Total operating costs and expenses, net	385,759	316,122	280,917
Operating income	92,799	145,017	74,956
Interest expense	(17,646)	(5,091)	(5,336)
Interest Income	5,801	1,469	2,535
Non-operating expense, net	(1,331)	(989)	(2,411)
Investment impairments and credit loss reserves, net	(1,156)	(1,337)	(6,769)
Income before taxes and equity in net gains of equity method investments	78,467	139,069	62,975
Provision for income taxes	17,344	15,539	3,437
Net income before equity in net gains of equity method investments	61,123	123,530	59,538
Equity in net gains of equity method investments	249	2,115	329
Net income	61,372	125,645	59,867
Net loss attributable to noncontrolling interest	(8)	(19)	(36)
Net income attributable to common stockholders	$61,380	$125,664	$59,903
Earnings per share:
Basic	$0.96	$1.94	$0.92
Diluted	$0.96	$1.92	$0.91
Weighted average number of shares used in computing earnings per share:
Basic	63,770	64,662	65,208
Diluted	64,013	65,565	66,059
The accompanying notes are an integral part of these consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended
	January 29, 2023	January 30, 2022	January 31, 2021
Net income	$61,372	$125,645	$59,867
Other comprehensive income (loss), net:
Unrealized gain on foreign currency cash flow hedges, net	499	—	602
Reclassifications of realized loss (gain) on foreign currency cash flow hedges, net to net income	59	—	(602)
Unrealized gain (loss) on interest rate cash flow hedges, net	1,252	835	(1,817)
Reclassifications of realized (gain) loss on interest rate cash flow hedges, net to net income	(1,718)	744	418
Unrealized gain on available-for-sale securities	—	638	140
Reclassification of realized gain on available-for-sale securities, net to net income	—	—	(757)
Reclassification of cumulative translation gain to net income	(48)	—	—
Change in defined benefit plans, net	5,391	3,876	14
Other comprehensive income (loss), net	5,435	6,093	(2,002)
Comprehensive income	66,807	131,738	57,865
Comprehensive loss attributable to noncontrolling interest	(8)	(19)	(36)
Comprehensive income attributable to common stockholders	$66,815	$131,757	$57,901
The accompanying notes are an integral part of these consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 29, 2023	January 30, 2022
Assets
Current assets:
Cash and cash equivalents	$235,510	$279,601
Accounts receivable, less allowances of $3,881 and $747, respectively	161,695	71,507
Inventories	207,704	114,003
Prepaid taxes	6,243	5,983
Other current assets	111,634	31,201
Total current assets	722,786	502,295
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $257,978 and $254,764, respectively	169,293	134,940
Deferred tax assets	63,783	27,803
Goodwill	1,281,703	351,141
Other intangible assets, net	215,102	6,804
Other assets	116,961	107,928
TOTAL ASSETS	$2,569,628	$1,130,911
Liabilities
Current liabilities:
Accounts payable	$100,676	$50,695
Accrued liabilities	253,075	77,704
Current portion of long-term debt	43,104	—
Total current liabilities	396,855	128,399
Non-current liabilities:
Deferred tax liabilities	5,065	1,132
Long term debt, less current portion	1,296,966	171,676
Other long-term liabilities	114,707	91,929

Commitments and contingencies (Note 14)

Stockholders’ Equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 63,870,581 outstanding and 78,136,144 issued and 64,098,565 outstanding, respectively	785	785
Treasury stock, at cost, 14,265,563 shares and 14,037,579 shares, respectively	(577,907)	(549,942)
Additional paid-in capital	471,374	491,956
Retained earnings	858,240	796,860
Accumulated other comprehensive loss	3,360	(2,075)
Total stockholders’ equity	755,852	737,584
Noncontrolling interest	183	191
Total equity	756,035	737,775
TOTAL LIABILITIES AND EQUITY	$2,569,628	$1,130,911
The accompanying notes are an integral part of these consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock					Accumulated Other Comprehensive Loss
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Earnings		Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at January 26, 2020	65,758,115	$785	$(387,851)	$458,579	$611,607	$(6,166)	$676,954	$246	$677,200
Cumulative-effect adjustment to beginning balance from adoption of ASU 2016-13	—	—	—	—	(314)	—	(314)	—	(314)
Net income	—	—	—	—	59,903	—	59,903	(36)	59,867
Other comprehensive loss	—	—	—	—	—	(2,002)	(2,002)	—	(2,002)
Share-based compensation	—	—	—	48,626	—	—	48,626	—	48,626
Repurchase of common stock	(1,597,104)	—	(71,433)	—	—	—	(71,433)	—	(71,433)
Treasury stock reissued to settle share-based awards	937,368	—	20,486	(33,477)	—	—	(12,991)	—	(12,991)
Balance at January 31, 2021	65,098,379	$785	$(438,798)	$473,728	$671,196	$(8,168)	$698,743	$210	$698,953
Net income	—	—	—	—	125,664	—	125,664	(19)	125,645
Other comprehensive income	—	—	—	—	—	6,093	6,093	—	6,093
Share-based compensation	—	—	—	50,966	—	—	50,966	—	50,966
Repurchase of common stock	(1,768,772)	—	(129,746)	—	—	—	(129,746)	—	(129,746)
Treasury stock reissued to settle share-based awards	768,958	—	18,602	(32,738)	—	—	(14,136)	—	(14,136)
Balance at January 30, 2022	64,098,565	$785	$(549,942)	$491,956	$796,860	$(2,075)	$737,584	$191	$737,775
Net income	—	—	—	—	61,380	—	61,380	(8)	61,372
Other comprehensive income	—	—	—	—	—	5,435	5,435	—	5,435
Sale of warrants (see Note 10)	—	—	—	42,909	—	—	42,909	—	42,909
Purchase of convertible note hedge (see Note 10)	—	—	—	(72,559)	—	—	(72,559)	—	(72,559)
Share-based compensation	—	—	—	44,673	—	—	44,673	—	44,673
Repurchase of common stock	(762,093)	—	(50,000)	—	—	—	(50,000)	—	(50,000)
Treasury stock reissued to settle share-based awards	534,109	—	22,035	(35,605)	—	—	(13,570)	—	(13,570)
Balance at January 29, 2023	63,870,581	$785	$(577,907)	$471,374	$858,240	$3,360	$755,852	$183	$756,035
The accompanying notes are an integral part of these consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	January 29, 2023	January 30, 2022	January 31, 2021
Cash flows from operating activities:
Net income	$61,372	$125,645	$59,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,151	30,892	31,867
Amortization of right-of-use assets	4,742	4,410	3,991
Investment impairments and credit loss reserves, net	1,156	1,337	6,769
Accretion of deferred financing costs and debt discount	1,421	481	482
Deferred income taxes	(15,256)	(3,782)	(7,396)
Share-based compensation	39,248	51,189	52,986
(Gain) loss on disposition of business operations and assets	(18,260)	(54)	61
Changes in the fair value of contingent earn-out obligations	—	(13)	(33)
Equity in net gains of equity method investments	(249)	(2,115)	(329)
Corporate-owned life insurance, net	810	4,766	6,508
Changes in assets and liabilities:
Accounts receivable, net	2,445	(1,074)	(8,506)
Inventories	(3,752)	(26,509)	(14,484)
Other assets	6,302	11,176	(15,069)
Accounts payable	(3,697)	(2,145)	3,565
Accrued liabilities	18,921	17,829	2,309
Other liabilities	(643)	(8,910)	(3,658)
Net cash provided by operating activities	126,711	203,123	118,930
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	38	110	385
Purchase of property, plant and equipment	(28,323)	(26,181)	(32,734)
Proceeds from sale of investments	2,275	—	378
Purchase of investments	(6,748)	(8,245)	(10,938)
Proceeds from sale of business, net of cash disposed	26,193	—	—
Acquisition, net of cash acquired	(1,240,757)	—	—
Proceeds from corporate-owned life insurance	5,065	—	—
Premiums paid for corporate-owned life insurance	(5,065)	(6,000)	—
Net cash used in investing activities	(1,247,322)	(40,316)	(42,909)
Cash flows from financing activities:
Proceeds from revolving line of credit	10,000	20,000	—
Payments of revolving line of credit	(33,000)	(28,000)	(16,000)
Proceeds from term loans	895,000	—	—
Proceeds from convertible senior notes	319,500	—	—
Proceeds from sale of warrants	42,909	—	—
Purchase of convertible note hedge	(72,559)	—	—
Deferred financing costs	(21,760)	—	(30)
Payments of earn-out	—	(215)	—
Payments for employee share-based compensation payroll taxes	(14,190)	(19,413)	(21,490)
Proceeds from exercise of stock options	620	5,277	8,499
Repurchase of common stock	(50,000)	(129,746)	(71,433)
Net cash provided by (used in) financing activities	1,076,520	(152,097)	(100,454)
Net (decrease) increase in cash and cash equivalents	(44,091)	10,710	(24,433)
Cash and cash equivalents at beginning of period	279,601	268,891	293,324
Cash and cash equivalents at end of period	$235,510	$279,601	$268,891

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

Supplemental disclosure of cash flow information:
Interest paid	$11,745	$4,295	$4,880
Income taxes paid	$10,364	$3,333	$8,406

Non-cash investing and financing activities:
Accounts payable related to capital expenditures	$9,390	$5,513	$2,862
Conversion of notes into equity	$—	$626	$—
The accompanying notes are an integral part of these consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Organization and Basis of Presentation
Semtech Corporation (together with its consolidated subsidiaries, the "Company" or "Semtech") is a high-performance semiconductor, IoT systems and Cloud connectivity service provider. The end customers for the Company’s silicon solutions are primarily original equipment manufacturers ("OEMs") that produce and sell technology solutions. The Company’s IoT module, router, gateway and managed connectivity solutions ship to IoT device makers and enterprises to provide IoT connectivity to end devices.
The Company designs, develops and markets a wide range of products for commercial applications, the majority of which are sold into the infrastructure, high-end consumer and industrial end markets.
On January 12, 2023, the Company completed the acquisition of all the issued and outstanding common shares of Sierra Wireless, Inc., in an all-cash transaction representing a total purchase consideration of approximately $1.3 billion. See Note 3, Acquisition and Divestiture, for additional information.
Basis of Presentation
The Company reports results on the basis of 52 and 53-week periods and ends its fiscal year on the last Sunday in January. Fiscal years 2023, 2022 and 2021 consisted of 52 weeks, 52 weeks and 53 weeks, respectively.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The Company’s Consolidated Statements of Income are referred to herein as the "Statements of Income," the Company’s Consolidated Balance Sheets are referred to herein as the "Balance Sheets" and the Company's Consolidated Statements of Cash Flows are referred to herein as the "Statements of Cash Flows." The Company consolidates entities that are not variable interest entities ("VIEs") when it owns, directly or indirectly, a majority interest in the entity or is otherwise able to control the entity. The Company consolidates VIEs in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, "Consolidation." Entities for which the Company owns an interest, but does not consolidate, are accounted for under the equity method or cost method of accounting as minority investments and are included in “Other Assets” within the Balance Sheets. The ownership interest in a consolidated subsidiary of the Company held by outside parties is included in “Noncontrolling Interest” within the Balance Sheets.
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
The Company has minority equity investments in privately-held companies that are classified in "Other assets" in the Balance Sheets. Substantially all of these investments are carried at cost because the Company does not have readily determinable fair values or because the Company does not have the ability to exercise significant influence over the companies. The Company has determined that it is not practicable to estimate the fair values of these investments and accounts for them at cost in accordance with ASC 321–Investments. As of January 29, 2023 and January 30, 2022, the Company had aggregate net investments carried at cost of $36.8 million and $31.5 million, respectively. As of January 29, 2023 and January 30, 2022, aggregate net investments accounted for under the equity method of accounting totaled $6.4 million and $6.0 million, respectively. The Company monitors whether there have been any events or changes in circumstances that would have a significant adverse effect on the fair values of these investments and recognizes losses in the Statements of Income when it determines that declines in the fair values of its investments below their cost are other than temporary. The Company recorded investment impairments and credit loss reserves, net of $1.2 million, $1.3 million and $6.8 million during fiscal years 2023, 2022 and 2021, respectively.
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
Derivatives and Hedging Activities
The Company records all derivatives on the Balance Sheets at fair value in accordance with ASC 815, "Derivatives and Hedging" (other than the Convertible Note Hedge Transactions and the Warrants, which are recorded in additional paid-in capital as described above). The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. The Convertible Note Hedge Transactions and the Warrants meet certain accounting criteria under GAAP, are recorded in additional paid-in capital on the Balance Sheets, and are not accounted for as derivatives that are remeasured each reporting period.
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
The Company tests the reasonableness of the inputs and outcomes of its discounted cash flow analysis against available market data. As the fair values of all of the Company's reporting units exceeded their carrying values, no impairment of goodwill was recorded during fiscal years 2023, 2022 or 2021.
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
Functional Currency
The Company's reporting currency is the U.S. dollar. The Company determines the functional currency of each of its foreign subsidiaries and their operating divisions based on the primary currency in which they operate.
Revenue and expense items denominated in foreign currencies are translated at exchange rates prevailing during the period. When translating from the local currency to the functional currency, monetary assets and liabilities denominated in foreign currencies are translated at the period-end exchange rates, and non-monetary assets and liabilities are translated at exchange rates in effect when the assets are acquired or the obligations are incurred. Foreign exchange gains and losses are reflected in net income for the period. The foreign exchange gains and losses arising from translation from the functional currency to the reporting currency are reported as a component of other comprehensive income.
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
Revenue Recognition
The Company derives its revenue primarily from the sale of its products and services into various end markets. Recurring and other services revenue includes sales from cloud services, cellular connectivity services, managed connectivity and application services, software licenses, technical support services, extended warranty services, solution design and consulting services. Revenue is recognized in accordance with ASC 606, "Revenue from Contracts with Customers," when control of products is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for these products. Control is generally transferred when products are shipped and, to a lesser extent, when the products are delivered. Recovery of costs associated with product design and engineering services are recognized during the period in which services are performed and are reported as a reduction to product development and engineering expense. Historically, these recoveries have not exceeded the cost of the related development efforts. Recurring and other services revenue is recognized over time as the service is rendered or at a point in time upon completion of a service. The Company includes revenue related to granted technology licenses as part of "Net sales" in the Statements of Income. Historically, revenue from these arrangements has not been significant though they are part of its recurring ordinary business.
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
    Disaggregated Revenue: The Company disaggregates revenue from contracts with customers by types of products and geography, as it believes it best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. See Note 16, Segment Information, for further information on revenues by product line and geographic region.
Contract Balances: Accounts receivable represents the Company’s unconditional right to receive consideration from its customers. Contract assets consist of the Company’s right to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (i.e., receivable), before the entity transfers a good or service to the customer. The Company's contract asset and contract liability balances were not material as of January 29, 2023 and January 30, 2022. There were no impairment losses recognized on the Company’s accounts receivable or contract assets during the fiscal year ended January 29, 2023.
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
Cost of Sales
Cost of sales includes materials, depreciation on fixed assets used in the manufacturing process, shipping costs, direct labor and overhead, and amortization of acquired technology intangible assets.
Reclassification
In fiscal year 2023, the Company reclassified amounts recorded for amortization of acquired technology intangible assets as a component of cost of sales. This was applied retrospectively and resulted in the reclassification of $4.9 million and $7.7 million of amortization of acquired technology intangible assets for fiscal years 2022 and 2021, respectively, from "Intangible amortization" within "Total operating costs and expenses, net" to "Amortization of acquired technology" within "Total cost of sales" in the Statements of Income, which also had the impact of reducing gross profit by the same amounts. This reclassification did not impact the Company's operating income, net income or earnings per share for any historical periods and also did not impact the Company's Balance Sheets or Statements of Cash Flows.
Sales and Marketing
The Company expenses sales and marketing costs, which include advertising costs, as they are incurred. Advertising costs were $1.5 million, $1.8 million and $1.0 million for fiscal years 2023, 2022 and 2021, respectively.
Product Development and Engineering
Product development and engineering costs are charged to expense as incurred. Recoveries from nonrecurring engineering services are recorded as an offset to product development expense incurred in support of this effort since these activities do not represent an earnings process core to the Company’s business and serve as a mechanism to partially recover development expenditures. The Company received approximately $10.1 million, $7.5 million and $9.6 million of recoveries for nonrecurring engineering services in fiscal years 2023, 2022 and 2021, respectively.
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
The following table summarizes the changes in other comprehensive income (loss) by component:

	Fiscal Year Ended
	January 29, 2023			January 30, 2022			January 31, 2021
(in thousands)	Pre-tax Amount	Tax Benefit (Expense)	Net Amount	Pre-tax Amount	Tax (Expense) Benefit	Net Amount	Pre-tax Amount	Tax Benefit (Expense)	Net Amount
Defined benefit plans:
Other comprehensive income (loss) before reclassifications	$4,363	$(568)	$3,795	$1,792	$(217)	$1,575	$(2,879)	$(469)	$(3,348)
Amounts reclassified to earnings included in "Selling, general and administrative"	1,909	(313)	1,596	2,722	(421)	2,301	2,901	461	3,362
Foreign currency hedge:
Other comprehensive income before reclassifications	604	(105)	499	—	—	—	780	(178)	602
Amounts reclassified to earnings included in "Selling, general and administrative"	112	(53)	59	—	—	—	(780)	178	(602)
Interest rate hedge:
Other comprehensive income (loss) before reclassifications	1,595	(343)	1,252	1,064	(229)	835	(2,320)	499	(1,821)
Amounts reclassified to earnings included in "Interest expense"	(2,189)	471	(1,718)	948	(204)	744	538	(116)	422
Available-for-sale securities:
Other comprehensive income before reclassifications	—	—	—	813	(175)	638	165	(25)	140
Amounts reclassified to earnings included in "Non-operating income, net"	—	—	—	—	—	—	(939)	182	(757)
Cumulative translation gain:	—	—	—	—	—	—	—	—	—
Reclassification of cumulative translation gain to net income	(48)	—	(48)	—	—	—	—	—	—
Other comprehensive income (loss)	$6,346	$(911)	$5,435	$7,339	$(1,246)	$6,093	$(2,534)	$532	$(2,002)

Accumulated Other Comprehensive Income
The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

(in thousands)	Defined Benefit Plans	Foreign Currency Hedge	Interest Rate Hedge	Available-for-Sale Securities	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
Balance as of January 26, 2020	$(9,502)	$—	$—	$2,506	$830	$(6,166)
Other comprehensive income (loss)	14	—	(1,399)	(617)	—	(2,002)
Balance as of January 31, 2021	(9,488)	—	(1,399)	1,889	830	(8,168)
Other comprehensive income	3,876	—	1,579	638	—	6,093
Balance as of January 30, 2022	(5,612)	—	180	2,527	830	(2,075)
Other comprehensive income (loss)	5,391	558	(466)	—	(48)	5,435
Balance as of January 29, 2023	$(221)	$558	$(286)	$2,527	$782	$3,360
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
Earnings per Share
The computation of basic and diluted earnings per share was as follows:

	Fiscal Year Ended
(in thousands, except per share data)	January 29, 2023	January 30, 2022	January 31, 2021
Net income attributable to common stockholders	$61,380	$125,664	$59,903

Weighted-average shares outstanding–basic	63,770	64,662	65,208
Dilutive effect of share-based compensation	243	903	851
Weighted-average shares outstanding–diluted	64,013	65,565	66,059

Earnings per share:
Basic	$0.96	$1.94	$0.92
Diluted	$0.96	$1.92	$0.91

Anti-dilutive shares not included in the above calculations:
Share-based compensation	1,211	35	406
Warrants	8,573	—	—
Total anti-dilutive shares	9,784	35	406
Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the reporting period. Diluted earnings per share incorporates the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of NQSOs and the vesting of RSUs and market-condition RSU awards if certain conditions have been met, but excludes such incremental shares that would have an anti-dilutive effect.

Any dilutive effect of the Warrants (see Note 10, Long-Term Debt) is calculated using the treasury-stock method. During the fiscal year ended January 29, 2023, the Warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of the Company's common stock for the reporting period.
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
Recently Adopted Accounting Guidance
In August 2020, the FASB issued Accounting Standards Update ("ASU") No. 2020-06 ("ASU 2020-06"), which amends the accounting standards for convertible debt instruments that may be settled entirely or partially in cash upon conversion. ASU 2020-06 eliminates requirements to separately account for liability and equity components of such convertible debt instruments and eliminates the ability to use the treasury stock method for calculating diluted earnings per share for convertible instruments whose principal amount may be settled using shares. Instead, ASU 2020-06 requires (i) the entire amount of the security to be presented as a liability on the balance sheet and (ii) application of the "if-converted" method for calculating diluted earnings per share. Under the "if-converted" method, diluted earnings per share will generally be calculated assuming that all of the notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. However, if the principal amount of the convertible debt security being converted is required to be paid in cash and only the excess is permitted to be settled in shares, the if-converted method will produce a similar result as the "treasury stock" method prior to the adoption of ASU 2020-06 for such convertible debt security.
The amendments are effective for the Company's annual and interim reporting periods beginning after December 15, 2021, with early adoption permitted for reporting periods beginning after December 15, 2020. The guidance can be applied on a full retrospective basis to all periods presented or a modified retrospective basis with a cumulative effect adjustment to the opening balance of retained earnings during the period of adoption. The Company adopted ASU 2020-06 as of January 31, 2022 and recorded the issuance of its 1.625% Convertible Senior Notes due 2027 (the "Notes") at their face value net of issuance costs in "Other long-term liabilities" and the value of the associated Convertible Note Hedge Transactions and Warrants in "Additional paid-in capital" in the Balance Sheets. The Company did not bifurcate the liability and equity components of the Notes in its Balance Sheets, and uses the if-converted method of calculating diluted earnings per share. Because the principal amount of the Notes upon conversion is required to be paid in cash, and only the excess is permitted to be settled in shares, the application of the if-converted method will produce a similar result as the treasury stock method prior to the adoption of ASU 2020-06. The effect of the treasury stock method is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. There were no changes to the Company’s previously issued financial statements as the Company had no existing convertible notes prior to issuance of the Notes. See Note 10, Long-Term Debt, for further discussion of the Notes.
In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistencies related to recognition of an acquired contract liability, and to payment terms and their effect on subsequent revenue recognized by the acquirer. Among other changes, this ASU requires that an acquirer account for acquired revenue contracts in accordance with ASC 606, "Revenue from Contracts with Customers," as if it had originated the contracts. If the acquirer is unable to assess or rely on how the acquiree applied ASC 606, the acquirer should consider the terms of the acquired contracts as of the contract inception or contract modification date in applying ASC 606 to determine what should be recorded at the acquisition date. The amendments also provide certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination. The guidance is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted ASU 2021-08 as of October 31, 2022 and applied its provisions in the Company's acquisition of Sierra Wireless, Inc. as disclosed in Note 3, Acquisition and Divestiture.
In December 2022, the FASB issued ASU No. 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848," which affects entities with contracts or hedging relationships that reference an interest rate expected to be discontinued, such as LIBOR. The guidance defers the date through which entities are able to apply optional expedients that permit the entity to not apply otherwise applicable guidance to contracts or transactions that are modified or otherwise affected by reference rate reform from December 31, 2022 to December 31, 2024. The pronouncement is effective immediately for all entities and is applied prospectively. The adoption of this guidance did not have a significant impact on the Company's financial statements or results of operations.

Note 3: Acquisition and Divestiture
Sierra Wireless, Inc.
On January 12, 2023 (the "Acquisition Closing Date"), the Company completed the acquisition of Sierra Wireless, Inc. (“Sierra Wireless”), pursuant to the Arrangement Agreement dated as of August 2, 2022 (the "Arrangement Agreement") by and among the Company, 13548597 Canada Inc., a corporation formed under the Canada Business Corporations Act, and the Company’s wholly-owned subsidiary (the “Purchaser"), and Sierra Wireless. Pursuant to terms and conditions of the Arrangement Agreement, the Purchaser, among other things, acquired all of the issued and outstanding common shares of Sierra Wireless (the "Sierra Wireless Acquisition"). The Sierra Wireless Acquisition was implemented by way of a plan of arrangement (the "Plan of Arrangement") in accordance with the Canada Business Corporations Act. Pursuant to the Arrangement Agreement and Plan of Arrangement, at the effective time of the Sierra Wireless Acquisition, which constituted a change in control of Sierra Wireless, each common share of Sierra Wireless that was issued and outstanding immediately prior to the effective time was transferred to the Purchaser in consideration for the right to receive $31.00 per share of Sierra Wireless’ common shares, in an all-cash transaction representing a total purchase consideration of approximately $1.3 billion. The acquisition was financed with a combination of cash on hand and $895.0 million of capital from term loans as described in Note 10, Long-Term Debt.
The transaction was accounted for as a business combination in accordance with ASC 805, "Business Combinations." Acquisition-related transaction costs are not included as a component of consideration transferred, but are accounted for as an expense in the period in which the costs are incurred. Any excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed is allocated to goodwill. The goodwill resulted from expected synergies from the transaction, including complementary products that will enhance the Company’s overall product portfolio, and opportunities within new markets, and is not deductible for tax purposes. The fair value of the developed technology rights acquired was preliminarily determined by estimating the probability-weighted net cash flows attributable to these rights discounted to present value using a discount rate that represents the estimated rate that market participants would use to value this intangible asset. The fair value of the customer relationships was preliminarily determined by estimating the amount that would be required currently to replace the customers from lead generations to product shipment.
The purchase price consideration is as follows:

(in thousands)	January 29, 2023
Cash consideration paid to common shareholders	$1,213,091
Cash consideration paid to holders of Sierra Wireless equity compensation awards (a)	37,669
Total cash consideration paid to selling equity holders	$1,250,760
Sierra Wireless debt settled at close	58,791
Total purchase price consideration	$1,309,551
(a) Consideration for Sierra Wireless equity compensation awards consists of $37.7 million paid for the pre-combination portion of unvested equity awards that were accelerated as part of the Arrangement Agreement. The fair value of the unvested equity awards attributable to the post-combination period of $45.7 million is included in the Company's Statements of Income for the fiscal year ended January 29, 2023.
The Company's preliminary allocation of the purchase price as of January 12, 2023 is summarized below:

(in thousands)	January 12, 2023
Total purchase price consideration, net of cash acquired $68,794	$1,240,757
Assets:
Accounts receivable, net	92,633
Inventories	96,339
Other current assets	72,724
Property, plant and equipment	29,086
Intangible assets	214,780
Prepaid taxes	3,001
Deferred tax assets	22,595
Other assets	14,878
Liabilities:
Accounts payable	50,413
Accrued liabilities	148,654
Deferred tax liabilities	4,824
Other long-term liabilities	32,785
Net assets acquired, excluding goodwill	$309,360
Goodwill	$931,397

Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company and assembled workforce. Goodwill recognized as a result of the acquisition is not deductible for tax purposes.
A summary of the preliminary allocation of the purchase price to amortizable intangible assets as of January 12, 2023 follows:

(in thousands)	Estimated Useful Life	January 12, 2023
Amortizable intangible assets:
Developed technology	1-6 years	$152,780
Customer relationships	2-10 years	53,000
Trade name	2-10 years	9,000
Total amortizable intangible assets		$214,780
The purchase price allocation for the Sierra Wireless Acquisition is preliminary. The Company made an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities based on the information currently available. As of January 29, 2023, the measurement period (not to exceed one year) is open; therefore, the assets acquired and liabilities assumed related to the Sierra Wireless Acquisition are subject to adjustment until the end of the respective measurement period. The Company is in the process of specifically identifying the amounts assigned to certain tangible assets and liabilities acquired, identifiable intangible assets, certain legal matters, income and non-income based taxes, residual goodwill, and the allocation of goodwill to reporting units, and the Company is in the process of reviewing the related third-party valuation. The fair values of acquired intangibles are determined based on estimates and assumptions that are deemed reasonable by the Company. The amounts recorded as of January 29, 2023 are preliminary since there was insufficient time between the Acquisition Closing Date and the end of the period to finalize the analysis. These preliminary estimates are subject to change and related accounting adjustments may be materially different, as the Company obtains additional information on these matters and as additional information is made known during the post-acquisition measurement period.
The Company recognized $74.5 million of acquisition-related costs that were expensed in the Statements of Income in the fiscal year ended January 29, 2023 as follows:

(in thousands)	Share-based compensation acceleration expense	Other acquisition costs expensed	Total
Cost of sales	$802	$—	$802
Selling, general and administrative	33,937	28,798	$62,735
Product development and engineering	11,010	—	$11,010
Total acquisition costs expensed	$45,749	$28,798	$74,547
Net sales attributable to Sierra Wireless since the Acquisition Closing Date through January 29, 2023 was $15.0 million and net loss attributable to Sierra Wireless since the Acquisition Closing Date through January 29, 2023 was $52.4 million, which included $45.7 million of share-based compensation acceleration expense.
Pro Forma Financial Information
The results of operations of Sierra Wireless have been included in the Company’s consolidated statements of income since the Acquisition Closing Date.
The following table provides a summary of the pro forma unaudited consolidated results of operations as if the Sierra Wireless Acquisition had been completed on February 1, 2021:

	Fiscal Year Ended
	January 29, 2023	January 30, 2022
(in thousands)	(unaudited)	(unaudited)
Total revenues	$1,415,721	$1,214,067
Net income (loss)	22,174	(144,342)
The unaudited pro forma information presented does not purport to be indicative of the results that would have been achieved had the acquisition been consummated at the beginning of each period presented nor of the results which may occur in the future. The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable. The unaudited pro forma information does not include any adjustments for any restructuring activities, operating efficiencies or cost savings. The Company ends its fiscal year on the last Sunday in January. Prior to the transaction, Sierra Wireless's fiscal year ended on December 31. To comply with SEC rules and regulations for companies with different fiscal year ends, the pro forma combined financial information has been prepared utilizing periods that differ by up to a month.

Divestiture
On May 3, 2022, the Company completed the divestiture of its high reliability discrete diodes and assemblies business (the “Disposal Group”) to Micross Components, Inc. for $26.2 million, net of cash disposed, in an all-cash transaction. The divestiture resulted in a gain $18.3 million in fiscal year ended January 29, 2023, which was recorded in "Gain on sale of business" in the Statements of Income. As a result of the transaction, the Company disposed of $0.8 million of goodwill based on the relative fair value of the Disposal Group and the portion of the applicable reporting unit that was expected to be retained. The estimated fair value of the Disposal Group less estimated costs to sell exceeded its carrying amount as of the transaction date. As the sale of the Disposal Group is not considered a strategic shift that will have a major effect on the Company’s operations or financial results, it is not reported as discontinued operations.

Note 4: Available-for-sale securities
The following table summarizes the values of the Company’s AFS securities:

	January 29, 2023			January 30, 2022
(in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gain/(Loss)	Fair Value	Amortized Cost	Gross Unrealized Gain/(Loss)
Convertible debt investments	$13,995	$15,635	$(1,640)	$12,872	$14,401	$(1,529)
Total available-for-sale securities	$13,995	$15,635	$(1,640)	$12,872	$14,401	$(1,529)
The following table summarizes the maturities of the Company’s AFS securities:

	January 29, 2023
(in thousands)	Fair Value	Amortized Cost
Within 1 year	$12,557	$13,717
After 1 year through 5 years	1,438	1,918
Total available-for-sale securities	$13,995	$15,635
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

	January 29, 2023				January 30, 2022
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swap agreement	$6,067	$—	$6,067	$—	$229	$—	$229	$—
Total return swap contracts	91	—	91	—	—	—	—	—
Convertible debt investments	13,995	—	—	13,995	12,872	—	—	12,872
Foreign currency forward contracts	717	—	717	—	—	—	—	—
Total financial assets	$20,870	$—	$6,875	$13,995	$13,101	$—	$229	$12,872

Financial liabilities:
Interest rate swap agreement	$6,432	$—	$6,432	$—	$—	$—	$—	$—
Total return swap contracts	—	—	—	—	257	—	257	—
Total financial liabilities	$6,432	$—	$6,432	$—	$257	$—	$257	$—
During the fiscal year ended January 29, 2023, the Company had no transfers of financial assets or liabilities between Level 1 or Level 2. As of January 29, 2023 and January 30, 2022, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
The convertible debt investments are valued utilizing a combination of estimates that are based on the estimated discounted cash flows associated with the debt and the fair value of the equity into which the debt may be converted, all of which are Level 3 inputs.
The following table presents a reconciliation of the changes in convertible debt investments in the fiscal year ended January 29, 2023:

(in thousands)
Balance at January 30, 2022	$12,872
Increase in credit loss reserve	(110)
Interest accrued	1,233
Balance at January 29, 2023	$13,995
The interest rate swap agreement is measured at fair value using readily available interest rate curves (Level 2 inputs). The fair value of the agreement is determined by comparing, for each settlement, the contract rate to the forward rate and discounting to the present value. Contracts in a gain position are recorded in "Other current assets" and "Other assets" in the Balance Sheets and the value of contracts in a loss position are recorded in "Accrued liabilities" and "Other long term liabilities" in the Balance Sheets. See Note 19, Derivatives and Hedging Activities, for further discussion of the Company's derivative instruments.
The foreign currency forward contracts are measured at fair value using readily available foreign currency forward and interest rate curves (Level 2 inputs). The fair value of each contract is determined by comparing the contract rate to the forward rate and discounting to the present value. Contracts in a gain position are recorded in "Other current assets" in the Balance Sheets and the value of contracts in a loss position are recorded in "Accrued liabilities" in the Balance Sheets. See Note 19, Derivatives and Hedging Activities, for further discussion of the Company’s derivative instruments.
The total return swap contracts are measured at fair value using quoted prices of the underlying investments (Level 2 inputs). The fair values of the total return swap contracts are recognized in the Balance Sheets in "Accrued Liabilities" if the instruments are in a loss position and in "Other Current Assets" if the instruments are in a gain position. See Note 19, Derivatives and Hedging Activities, for further discussion of the Company's derivative instruments.

Instruments Not Recorded at Fair Value
Some of the Company’s financial instruments are not measured at fair value, but are recorded at amounts that approximate fair value due to their liquid or short-term nature. Such financial assets and financial liabilities include: cash and cash equivalents including money market deposits, net receivables, certain other assets, accounts payable, accrued expenses, accrued personnel costs, and other current liabilities. The Company’s revolving loans and Terms Loans are recorded at cost, which approximates fair value as the debt instruments bear interest at a floating rate. The Notes are carried at face value less unamortized debt issuance costs, with interest expense reflecting the cash coupon plus the amortization of the capitalized issuance costs. The estimated fair values are determined based on the actual bid price of the Notes as of the last business day of the period.
The following table displays the carrying values and fair values of the Company's Notes:

		January 29, 2023		January 30, 2022
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
1.625% convertible senior notes due 2027, net (1)	Level 2	308,150	345,075	—	—
(1) The 1.625% convertible senior notes due 2027, net are reflected net of $11.4 million of unamortized debt issuance costs as of January 29, 2023.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company reduces the carrying amounts of its goodwill, intangible assets, long-lived assets, and non-marketable equity securities to fair value when it determines they are impaired.
Investment Impairments and Credit Loss Reserves
The total credit loss reserve for the Company's held-to-maturity debt securities and AFS debt securities was $4.2 million and $4.5 million as of January 29, 2023 and January 30, 2022, respectively. During the fiscal year ended January 29, 2023, the Company decreased its expected credit loss reserves by $0.3 million primarily due to a recovery on one of its held-to-maturity debt securities and recorded a $1.5 million impairment on one of its non-marketable equity investments. During the fiscal year ended January 30, 2022, the Company increased its credit loss reserves by $1.1 million for its AFS debt securities and recorded a $0.2 million impairment on one of its non-marketable equity investments. During the fiscal year ended January 31, 2021, the Company increased its credit loss reserves by $2.9 million for its AFS debt securities and held-to-maturity debt securities due, in part, to the impact of the COVID-19 pandemic on early-stage development companies. In addition, during the fiscal year ended January 31, 2021, the Company recorded $3.9 million of impairments on its non-marketable equity securities as the Company determined that these investments were other than temporarily impaired.

Note 6: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

(in thousands)	January 29, 2023	January 30, 2022
Raw materials and electronic components	$76,919	$4,304
Work in progress	88,764	85,445
Finished goods	42,021	24,254
Total inventories	$207,704	$114,003

Note 7: Property, Plant and Equipment
The following is a summary of property and equipment:

(in thousands)	Estimated Useful Lives	January 29, 2023	January 30, 2022
Land		$13,577	$13,605
Buildings	7 to 39 years	46,596	39,448
Leasehold improvements	2 to 10 years	13,980	11,741
Machinery and equipment	3 to 8 years	250,838	228,089
Computer hardware and software	3 to 13 years	75,224	74,815
Furniture and office equipment	5 to 7 years	8,174	6,637
Construction in progress		18,882	15,369
Property, plant and equipment, gross		427,271	389,704
Less: accumulated depreciation and amortization		(257,978)	(254,764)
Property, plant and equipment, net		$169,293	$134,940
As of January 29, 2023 and January 30, 2022, construction in progress consisted primarily of machinery and equipment awaiting completion of installation and being placed in service.
Depreciation expense was $25.8 million, $26.0 million, and $23.6 million in fiscal years 2023, 2022 and 2021, respectively.

Note 8: Goodwill and Intangible Assets
Goodwill
The carrying amounts of goodwill by applicable reporting unit were as follows:

(in thousands)	Signal Integrity	Advanced Protection and Sensing (f.k.a. Protection)	IoT System (f.k.a. Wireless and Sensing)	IoT Connected Services	Unallocated	Total
Balance at January 30, 2022	$274,085	$4,928	$72,128	$—	$—	$351,141
Reallocation	—	10,546	(10,546)	—	—	—
Addition for acquisition	—	—	—	—	931,397	931,397
Reduction for disposal	—	(835)	—	—	—	(835)
Balance at January 29, 2023	$274,085	$14,639	$61,582	$—	$931,397	$1,281,703
Goodwill is not amortized, but is tested for impairment at the reporting unit level using either a qualitative or quantitative assessment on an annual basis during the fourth quarter of each fiscal year, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit (see Note 16, Segment Information).
As discussed in Note 3, Acquisition and Divestiture, on January 12, 2023, the Company acquired all of the outstanding equity interests in Sierra Wireless. A preliminary goodwill balance of $931.4 million was recognized for the excess of the consideration transferred over the net assets acquired and represents the expected revenue and cost synergies of the combined company and assembled workforce. Goodwill resulting from this transaction has not yet been allocated at the reporting unit level, but will be allocated to the IoT System and IoT Connected Services reporting units when the purchase price allocation is finalized during the measurement period and an analysis has been completed to determine an appropriate allocation based on the relative fair value of each of these reporting units.
As a result of the divestiture of the Disposal Group during fiscal year 2023, the Company recorded a reduction to its goodwill of $0.8 million based on the relative fair value of the Disposal Group and the portion of the applicable reporting unit that will be retained. See Note 3, Acquisition and Divestiture, for additional information.
As a result of the restructuring of the Company's reporting units during the fourth quarter of fiscal year 2023, the Company reallocated $10.5 million of goodwill from the IoT System reporting unit, formerly the Wireless and Sensing reporting unit, to the Advanced Protection and Sensing reporting unit, formerly the Protection reporting unit, based on the relative fair value of the proximity sensing business and power business (see Note 16, Segment Information).
For fiscal year 2023, prior to and subsequent to the restructuring of the Company's reporting units, the Company performed a quantitative assessment that demonstrated that the fair value of each of the reporting units was higher than their respective carrying values. For fiscal years 2022 and 2021, the Company performed a qualitative assessment and concluded that it was more likely than not that the fair value of each of the reporting units exceeded its carrying value. As of January 29, 2023 and January 30, 2022, there were no indications of impairment of the Company's goodwill balances, and no impairment to goodwill was recorded during fiscal years 2023, 2022 or 2021.
Purchased Intangibles
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions, which are amortized over their estimated useful lives:

		January 29, 2023			January 30, 2022
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technologies	1-8 years	$175,080	$(21,156)	$153,924	$26,300	$(19,496)	$6,804
Customer relationships	1-10 years	53,000	(690)	52,310	—	—	—
Trade name	2-10 years	9,000	(132)	8,868	—	—	—
Total finite-lived intangible assets		$237,080	$(21,978)	$215,102	$26,300	$(19,496)	$6,804

Amortization expense of finite-lived intangible assets was as follows:

(in thousands)	January 29, 2023	January 30, 2022	January 31, 2021
Core technologies	$5,660	$4,942	$7,676
Customer relationships	690	—	589
Trade name	132	—	—
Total amortization expense	$6,482	$4,942	$8,265
Amortization expense of finite-lived intangible assets related to core technologies was recorded in "Amortization of acquired technology" within "Total cost of sales" in the Statements of Income and amortization expense of finite-lived intangible assets related to customer relationships and trade name was recorded in "Intangible amortization" within "Total operating costs and expenses, net" in the Statements of Income. As of the Acquisition Closing Date, the weighted-average amortization period for the finite-lived intangible assets acquired in the Sierra Wireless Acquisition was 5.3 years, which reflects weighted-average amortization periods of 4.4 years, 7.9 years and 6.2 years for core technologies, customer relationships and trade name, respectively.
Future amortization expense of finite-lived intangible assets is expected as follows:

(in thousands)	Core Technologies	Customer relationships	Trade name	Total
Fiscal year 2024	$41,474	$16,029	$3,167	$60,670
Fiscal year 2025	39,535	4,050	1,722	45,307
Fiscal year 2026	32,427	4,050	500	36,977
Fiscal year 2027	17,566	4,050	500	22,116
Fiscal year 2028	13,555	4,050	500	18,105
Thereafter	9,367	20,081	2,479	31,927
Total expected amortization expense	$153,924	$52,310	$8,868	$215,102

Note 9: Details of Other Current Assets and Accrued Liabilities
The following is a summary of other current assets for fiscal years 2023 and 2022:

(in thousands)	January 29, 2023	January 30, 2022
Inventory advances	$56,157	$—
Prepaid expenses and deposits	21,267	12,837
Short term portion of investments	12,557	12,402
Other receivables	12,525	3,891
Other	9,128	2,071
Total other current assets	$111,634	$31,201
The following is a summary of accrued liabilities for fiscal years 2023 and 2022:

(in thousands)	January 29, 2023	January 30, 2022
Compensation	$69,654	$38,619
Refund liabilities	32,527	11,036
Deferred revenue	26,775	13,047
Royalties	23,488	—
Professional fees	11,452	1,838
Inventory commitment reserve	12,637	—
Accrued R&D expenses	6,806	—
Accrued inventory	6,700	—
Lease liabilities	6,209	3,977
Deferred compensation	4,714	1,966
Restructuring	4,039	34
Environmental reserve	1,152	640
Income taxes payable	8,522	—
Other	38,400	6,547
Total accrued liabilities	$253,075	$77,704

Note 10: Long-Term Debt
Long-term debt and the current period interest rates were as follows:

(in thousands)	January 29, 2023	January 30, 2022
Revolving loans	$150,000	$173,000
Term loans	895,000	—
1.625% convertible senior notes due 2027	319,500	—
Total debt	1,364,500	173,000
Current portion, net	(43,104)	—
Debt issuance costs	(24,430)	(1,324)
Total long-term debt, net of debt issuance costs	$1,296,966	$171,676
Weighted-average effective interest rate (1)	4.84%	1.90%
(1) The revolving loans and Term Loans bear interest at variable rates based on LIBOR (or, after the effectiveness of the Restatement Agreement, Adjusted Term SOFR) or a Base Rate (as defined herein), at the Company’s option, plus an applicable margin that varies based on the Company’s consolidated leverage ratio. On January 12, 2023, the Company entered into an interest rate swap agreement with a five-year term to hedge the variability of interest payments on the first $450.0 million of debt outstanding on the Term Loans at a fixed Term SOFR rate of 3.44%, plus a variable margin and spread based on the Company's consolidated leverage ratio. In fiscal year 2021, the Company entered into an interest rate swap agreement with a three-year term to hedge the variability of interest payments on the first $150.0 million of debt outstanding on the Revolving Credit Facility at a fixed LIBOR-referenced rate of 0.73%, plus a variable margin and spread based on the Company's consolidated leverage ratio. As of January 29, 2023, the effective interest rate was a weighted-average rate that represented (a) interest on the revolving loans at a fixed LIBOR rate of 0.73% plus a margin and spread of 2.36% (total fixed rate of 3.09%), (b) interest on the first $450.0 million of the debt outstanding on the Term Loans at a fixed SOFR rate of 3.44% plus a margin and spread of 2.35% (total fixed rate of 5.79%), (c) interest on the remaining debt outstanding on the Term Loans at a floating SOFR rate of 4.43% plus a margin and spread of 2.35% (total floating rate of 6.78%) and (d) interest on the Notes outstanding at a fixed rate of 1.625%. As of January 30, 2022, the effective interest rate was a weighted average-rate that represented (a) interest on the first $150.0 million of the debt outstanding on the revolving loans at a fixed LIBOR rate of 0.73% plus a margin and spread of 1.25% (total fixed rate of 1.98%) and (b) interest on the remainder of the debt outstanding on the revolving loans at a variable rate based on the one-month LIBOR rate, which was 0.11% as of January 30, 2022, plus a margin and spread of 1.25% (total variable rate of 1.36%).
Credit Agreement
On November 7, 2019, the Company, with certain of its domestic subsidiaries as guarantors, entered into an amended and restated credit agreement (as amended or otherwise modified from time to time, the "Credit Agreement") with the lenders party thereto and HSBC Bank USA, National Association, as administrative agent, swing line lender and letter of credit issuer. Following the effectiveness of the Restatement Agreement described below, the revolving credit facility (the "Revolving Credit Facility") is $600.0 million, of which $195.0 million matures on November 7, 2024 and $405.0 million matures on January 12, 2028. As of January 29, 2023, the Company had $150.0 million outstanding under its Revolving Credit Facility and $450.0 million of undrawn borrowing capacity thereunder and term loans outstanding under the term loan facility of $895.0 million (the "Term Loan Facility" and the loans thereunder, the "Term Loans"). Up to $40.0 million of the Revolving Credit Facility may be used to obtain letters of credit, up to $25.0 million of the Revolving Credit Facility may be used to obtain swing line loans, and up to $75.0 million of the Revolving Credit Facility may be used to obtain revolving loans and letters of credit in certain currencies other than U.S. Dollars ("Alternative Currencies"). The proceeds of the Revolving Credit Facility may be used by the Company for capital expenditures, permitted acquisitions, permitted dividends, working capital and general corporate purposes.
Following the effectiveness of the Restatement Agreement described below, the Credit Agreement provides that, subject to certain customary conditions, including obtaining commitments with respect thereto, the Company may request the establishment of one or more term loan facilities and/or increases to the revolving loans in a principal amount not to exceed (a) the greater of $332.0 million and 100% of Consolidated EBITDA (as defined in the Credit Agreement) of the Company for the most recently ended test period, plus (b) an unlimited amount, so long as the Company's consolidated leverage ratio, determined on a pro forma basis, does not exceed 3.50 to 1.00. However, the lenders are not required to provide such increase upon the Company's request.
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
On September 1, 2022, the Company entered into the second amendment to the Credit Agreement in order to, among other things, (i) permit the consummation of, and certain transactions in connection with the Sierra Wireless Acquisition, (ii) revise the financial maintenance covenant by increasing the maximum consolidated leverage ratio permitted for the six successive fiscal quarters following consummation of the Sierra Wireless Acquisition, (iii) permit the incurrence of up to $1.2 billion (plus the amount of fees and expenses related to the Sierra Wireless Acquisition) in additional secured debt in connection with the Sierra Wireless Acquisition, (iv) provide for limited conditions precedent in the event of a borrowing to finance the Sierra

Wireless Acquisition and (v) make certain other changes as set forth in the amendment.
On September 26, 2022, the Company entered into the third amendment and restatement to the Credit Agreement (the "Restatement Agreement"), which substantially concurrently with the completion of the Sierra Wireless Acquisition on January 12, 2023, among other things, (i) extended the maturity date of $405.0 million of the $600.0 million in aggregate principal amount of revolving commitments thereunder from November 7, 2024 to January 12, 2028, (ii) provided for incurrence by the Company on January 12, 2023 of the Term Loan Facility, which was used to fund a portion of the cash consideration for the Sierra Wireless Acquisition, (iii) provided for JPMorgan Chase Bank, N.A. to succeed HSBC Bank USA, National Association as administrative agent and collateral agent under the Credit Agreement on January 12, 2023, (iv) modified the maximum consolidated leverage covenant as set forth in the Restatement Agreement (v) replaced LIBOR with adjusted term SOFR and (vi) made certain other changes as set forth in the Restatement Agreement, including changes consequential to the incorporation of the Term Loan Facility.
On February 24, 2023, the Company entered into the a first amendment (the “First Amendment”) to the Restatement Agreement, in order to, among other things: (i) increase the maximum consolidated leverage ratio covenant for certain test periods as set forth therein, (ii) reduce the minimum consolidated interest coverage ratio covenant for certain test periods as set forth therein, (iii) increase the interest rate margin applicable to loans under the Credit Agreement during the covenant relief period as set forth therein and (iv) make certain other changes as set forth therein.
On January 12, 2023, the Company entered into an interest rate swap agreement with a five-year term to hedge the variability of interest payments on the first $450.0 million of debt outstanding on the Term Loans at a Term SOFR rate of 3.44%, plus a variable margin and spread based on the Company's consolidated leverage ratio.
In fiscal year 2021, the Company entered into an interest rate swap agreement with a three-year term to hedge the variability of interest payments on the first $150.0 million of debt outstanding under the Revolving Credit Facility. Interest payments on $150.0 million of the Company's debt outstanding under the Revolving Credit Facility were fixed at a LIBOR-referenced rate of 0.73%, plus a variable margin and spread based on the Company's consolidated leverage ratio. Any future borrowings on the Company's Revolving Credit Facility will remain subject to a floating rate.
Following the effectiveness of the Restatement Agreement, interest on loans made under the Credit Agreement in U.S. Dollars accrues, at the Company's option, at a rate per annum equal to (1) the Base Rate (as defined below) plus a margin ranging from 0.25% to 1.25% depending upon the Company’s consolidated leverage ratio (except that, during the period that financial covenant relief pursuant to the First Amendment is in effect, the margin is deemed to be 1.50% per annum) or (2) Adjusted Term SOFR (as defined in the Credit Agreement, including certain credit spread adjustments) for an interest period to be selected by the Company plus a margin ranging from 1.25% to 2.25% depending upon the Company's consolidated leverage ratio (except that, during the period that financial covenant relief pursuant to the First Amendment is in effect, the margin is deemed to be 2.50% per annum) (such margin, the "Applicable Margin"). The "Base Rate" is equal to a fluctuating rate equal to the highest of (a) the Prime Rate (as defined in the Credit Agreement), (b) 0.50% above the NYFRB Rate (as defined in the Credit Agreement) and (c) one-month Adjusted Term SOFR (as defined in the Credit Agreement) plus 1.00%. Interest on loans made under the Revolving Credit Facility in Alternative Currencies accrues at a rate per annum equal to a customary benchmark rate (including, in certain cases, credit spread adjustments) plus the Applicable Margin.
Commitment fees on the unused portion of the revolving loans accrue at a rate per annum ranging from 0.20% to 0.35% depending upon the Company's consolidated leverage ratio. The Company's current commitment fee rate is 0.35% per annum.
With respect to letters of credit, the Company will pay the Administrative Agent, for the account of the Lenders, letter of credit participation fees at a rate per annum equal to the Applicable Margin then in effect with respect to SOFR-based loans on the face amount of all outstanding letters of credit. The Company will also pay each letter of credit issuing bank a fronting fee for each letter of credit issued under the Credit Agreement at a rate equal to 0.125% per annum based on the maximum amount available to be drawn under each such letter of credit, as well as its customary documentation fees.
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
No amortization is required with respect to the revolving loans. The Term Loans amortize in equal quarterly installments of 1.25% of the original principal amount thereof, with the balance due at maturity. The Company may voluntarily prepay borrowings at any time and from time to time, without premium or penalty, other than customary "breakage costs" in certain circumstances.
The Credit Agreement contains customary covenants, including limitations on the Company’s ability to, among other things, incur indebtedness, create liens on assets, engage in certain fundamental corporate changes, make investments, repurchase stock, pay dividends or make similar distributions, engage in certain affiliate transactions, or enter into agreements that restrict the Company's ability to create liens, pay dividends or make loan repayments. In addition, the Company must comply with financial covenants, including:
•maintaining a maximum consolidated leverage ratio, determined as of the last day of each fiscal quarter, of (i) 4.75 to 1.00, for the fiscal quarter ending on or around April 30, 2023, (ii) 5.75 to 1.00, unless the financial covenant relief period (the “Relief Period”) has been terminated, in which case 4.75 to 1.00, for the fiscal quarter ending on or around July 31, 2023, (iii) 5.75 to 1.00 unless the Relief Period has been terminated, in which case 4.75 to 1.00, for the fiscal quarter ending on or around October 31, 2023, (iv) 5.50 to 1.00, unless the Relief Period has been terminated, in which case 4.75 to 1.00, for the fiscal quarter ending on or around January 31, 2024, (v) 4.75 to 1.00, unless the Relief Period has been terminated, in which case 4.50 to 1.00, for the fiscal quarter ending on or around April 30, 2024, (vi) 4.50 to 1.00, for the fiscal quarter ending on or around July 31, 2024, and (vii) 3.75 to 1.00, for the fiscal quarter ending on or around October 31, 2024 and each fiscal quarter thereafter subject to increase to 4.25 to 1.00 for the four full consecutive fiscal quarters ending on or after the date of consummation of a permitted acquisition that constitutes a "Material Acquisition" under the Credit Agreement, subject to the satisfaction of certain conditions; and
•maintaining a minimum consolidated interest expense coverage ratio, determined as of the last day of each fiscal quarter, of (i) 2.50 to 1.00, unless the Relief Period has been terminated, in which case 3.50 to 1.00, for the fiscal quarter ending on or around April 30, 2023, (ii) 2.25 to 1.00, unless the Relief Period has been terminated, in which case 3.50 to 1.00, for the fiscal quarter ending on or around July 31, 2023, (iii) 2.00 to 1.00, unless the Relief Period has been terminated, in which case 3.50 to 1.00, for the fiscal quarter ending on or around October 31, 2023, (iv) 2.25 to 1.00, unless the Relief Period has been terminated, in which case 3.50 to 1.00, for the fiscal quarter ending on or around January 31, 2024, (v) 2.50 to 1.00, unless the Relief Period has been terminated, in which case 3.50:1.00, for the fiscal quarter ending on or around April 30, 2024, and (vi) 3.50 to 1.00, for the fiscal quarter ending on or around July 31, 2024 and each fiscal quarter thereafter.
The Credit Agreement also contains customary provisions pertaining to events of default. If any event of default occurs, the obligations under the Credit Agreement may be declared due and payable, terminated upon written notice to the Company and existing letters of credit may be required to be cash collateralized.
As of January 29, 2023, the Company was in compliance with the financial covenants in the Credit Agreement.
Term Loans
As discussed above, in connection with the Restatement Agreement, the Company borrowed $895.0 million under the Term Loan Facility on January 12, 2023 in order to fund a portion of the consideration for the Sierra Wireless Acquisition. The Term Loans will mature on January 12, 2028. Interest on the Term Loans is determined in the same manner as for the Revolving Credit Facility.
Convertible Senior Notes
On October 12, 2022 and October 21, 2022, the Company issued and sold $300.0 million and $19.5 million, respectively, in aggregate principal amount of the Notes in a private placement. The Notes were issued pursuant to an indenture, dated October 12, 2022, by and among the Company, the Subsidiary Guarantors (as defined below) party thereto and U.S. Bank Trust Company, National Association, as trustee (the "Indenture"). The Notes are jointly and severally and fully and unconditionally guaranteed by each of the Company’s current and future direct and indirect wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”) that guarantee its borrowings under its Credit Agreement. The Notes bear interest at a rate of 1.625% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2023. The Notes will mature on November 1, 2027, unless earlier converted, redeemed or repurchased.
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
Convertible Note Hedge Transactions
On October 6, 2022 and October 19, 2022, the Company entered into privately negotiated convertible note hedge transactions (the “Convertible Note Hedge Transactions”) with an affiliate of one of the initial purchasers of the Notes and another financial institution (collectively, the “Counterparties”) whereby the Company has the option to purchase the same number of shares of the Company’s common stock initially underlying the Notes in the aggregate for approximately $37.27 per share, which is subject to anti-dilution adjustments substantially similar to those in the Notes. The Convertible Note Hedge Transactions will expire upon the maturity of the Notes, if not earlier exercised. The Convertible Note Hedge Transactions are expected to reduce the potential dilution to the common stock upon the conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the Convertible Note Hedge Transactions, is greater than the strike price of the Convertible Note Hedge Transactions, which initially corresponds to the initial conversion price of the Notes, or approximately $37.27 per share of the common stock. The Convertible Note Hedge Transactions are separate transactions, entered into by the Company with each of the Counterparties, and are not part of the terms of the Notes. Holders of the Notes will not have any rights with respect to the Convertible Note Hedge Transactions. The Company used approximately $72.6 million of the net proceeds from the offering of the Notes to pay the cost of the Convertible Note Hedge Transactions. The Convertible Note Hedge Transactions are recorded in additional paid-in capital in the Balance Sheets as they do not require classification outside of equity pursuant to ASC 480 and qualify for equity classification pursuant to ASC 815.
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
Debt Commitment Letter
In connection with the Sierra Wireless Acquisition (see Note 3, Acquisition and Divestiture), the Company entered into a commitment letter, dated as of August 2, 2022 (the “Commitment Letter”) with JPMorgan Chase Bank, N.A. (“JPM”), pursuant to which JPM committed to provide (a) a backstop of certain amendments to the Company's then-existing Credit Agreement and (b) a 364-day bridge loan facility in the aggregate principal amount of $1.2 billion (the "Bridge Commitment"), subject to certain mandatory commitment reductions customary for a bridge loan facility. During the third quarter of fiscal year 2023, the amendments and restatement of the Credit Agreement disclosed above and the issuance of the Notes disclosed above occurred to replace the backstop commitment and the Bridge Commitment, each of which has now terminated.
Interest Expense
Interest expense was comprised of the following components for the periods presented:

	Fiscal Year Ended
(in thousands)	January 29, 2023	January 30, 2022	January 31, 2021
Contractual interest	$11,187	$3,665	$4,393
Interest rate swap agreement	(2,217)	945	461
Amortization of debt discount and issuance costs	1,421	481	482
Debt commitment fee (1)	7,255	—	—
Total interest expense	$17,646	$5,091	$5,336
(1) One-time fee incurred in connection with the Commitment Letter disclosed above.
As of January 29, 2023, there were no amounts outstanding under the letters of credit, swing line loans and alternative currency sub-facilities.

Note 11: Share-Based Compensation
Financial Statement Effects and Presentation
Pre-tax share-based compensation, excluding the acceleration of Sierra Wireless equity awards, was included in the Statements of Income for fiscal years 2023, 2022 and 2021 as follows:

	Fiscal Year Ended
(in thousands)	January 29, 2023	January 30, 2022	January 31, 2021
Cost of sales	$2,645	$2,901	$2,501
Selling, general and administrative	21,493	32,578	37,000
Product development and engineering	15,110	15,710	13,485
Share-based compensation	$39,248	$51,189	$52,986
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
The following table is a summary of the status of nonvested restricted stock unit awards as of January 29, 2023, and changes during the year.

	Restricted Stock Units, Stock Grants and Stock Units
(in thousands, except per share data)	Shares	Weighted-Average Grant Date Fair Value (per share)
Nonvested at January 30, 2022	1,902	$58.47
Granted	687	41.91
Vested	(738)	54.87
Forfeited	(212)	60.38
Nonvested at January 29, 2023	1,639	$52.91
The aggregate unrecognized compensation for the non-vested restricted stock units as of January 29, 2023 was $67.2 million, which will be recognized over a weighted-average period of 2.5 years.
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
The restricted stock units that are to be settled in cash are accounted for as liabilities. These awards are not typically settled until a non-employee director’s separation from service, so the value of both the unvested and vested but unsettled awards are re-measured at the end of each reporting period until settlement. As of January 29, 2023, the total number of vested, but unsettled awards was 189,993 units, and the $6.1 million liability associated with these awards was included in "Other long-term liabilities" in the Balance Sheets.
The restricted stock units that are to be settled in shares are accounted for as equity. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date, based on the fair value of the Company's common stock at the grant date, and recognized as share-based compensation expense over the requisite vesting period (typically one year).

The following table summarizes the activity for the non-employee directors restricted stock units for the fiscal year ended January 29, 2023:

(in thousands, except per share data)	Total Units	Units Subject to Share Settlement	Units Subject to Cash Settlement	Weighted-Average Grant Date Fair Value (per share)
Nonvested at January 30, 2022	24	12	12	$68.06
Granted	32	16	16	51.97
Vested	(24)	(12)	(12)	68.06
Nonvested at January 29, 2023	32	16	16	$51.97
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
In fiscal years 2023, 2022 and 2021, the Company granted, 125,399, 81,688 and 137,224, respectively, of TSR Awards. The market condition is determined based upon the Company’s TSR benchmarked against the TSR of the S&P SPDR Semiconductor ETF (NYSE:XSD) over one, two and three year periods (one-third of the awards vesting each performance period). Generally, the TSR Awards recipients must be employed for the entire performance period and be an active employee at the time of vesting of the awards. The grant-date fair values per unit of the TSR Awards granted in fiscal year 2023 for each one, two and three-year performance periods were $57.92, $68.94 and $75.69, respectively.
The following table summarizes the activity for the TSR Awards for fiscal year 2023:

(in thousands, except per share data)	Total Units	Weighted-Average Grant Date Fair Value (per share)
Nonvested at January 30, 2022	138	$61.61
Granted	125	67.52
Vested	—	—
Cancelled/Forfeited (1)	(175)	58.98
Nonvested at January 29, 2023	88	$75.18
(1) Primarily represents cancellations due to awards not meeting the TSR target, as well as forfeitures due to the terminations of two officers.
Amounts in the table above include the stated number of awards granted and outstanding. However, the number of awards that ultimately vest may be higher or lower than the originally granted amounts depending upon the actual TSR achievement level over the performance period. For example, of the 129,537 awards scheduled to vest on January 29, 2023, none actually vested due to lower than target TSR achievement levels.
The aggregate unrecognized compensation expense for TSR Awards as of January 29, 2023 was $3.6 million, which will be recognized over a weighted-average period of 1.4 years.
Market-Condition Restricted Stock Units, Employees
In fiscal year 2022, the Company granted 54,928 restricted stock units to certain executives of the Company, which have a different pre-defined market condition that determines the number of shares that ultimately vest. These additional awards are eligible to vest during the period commencing March 9, 2021, and ending March 5, 2024 (the "Performance Period") as follows: the restricted stock units covered by the award will vest if, during any consecutive 30 trading day period that commences and ends during the Performance Period, the average per-share closing price of the Company’s common stock equals or exceeds $95.00. The award will also vest at a pro-rata percentage of the unvested portion of the total restricted units if a majority change in control of the Company occurs during the Performance Period and, in connection with such event, the Company’s stockholders become entitled to receive per-share consideration having a value equal to or greater than $71.00 but less than $95.00. If the change in control per-share consideration is equal to or greater than $95.00 the award will fully vest. These market-condition restricted stock units are valued as of the grant date using a Monte Carlo simulation model and expense is recognized on a straight-line basis over the requisite service period and is adjusted for any actual forfeitures. The grant-date fair value per unit of the awards granted in fiscal year 2022 was $49.55. The aggregate compensation expense for the market-condition restricted stock units has been fully recognized as of January 29, 2023.

Market-Condition Restricted Stock Units, CEO
In fiscal year 2020, the Company granted its Chief Executive Officer ("CEO") 320,000 restricted stock units with a market condition. The award is eligible to vest during the period commencing March 5, 2019, and ending March 5, 2024 (the "Performance Period") as follows: 30% of the restricted stock units covered by the award will vest if, during any consecutive 30 day trading period that commences and ends during the Performance Period, the average per-share closing price of the Company’s common stock equals or exceeds $71.00 ("Tranche 1") and the award will vest in full if, during any consecutive 30 day trading period that commences and ends during the Performance Period, the average per-share closing price of the Company’s common stock equals or exceeds $95.00 ("Tranche 2"). The award will also vest as to 30% if a majority change in control of the Company occurs during the Performance Period and, in connection with such event, the Company’s stockholders become entitled to receive per-share consideration having a value equal to or greater than $71.00 but less than $95.00. If the change in control per-share consideration is equal to or greater than $95.00 the award will fully vest. The award, to the extent then outstanding and not vested, will terminate upon the CEO’s separation from employment. The fair value of Tranche 1 and Tranche 2 at the grant date was determined to be $44.32 and $33.19, respectively, by application of the Monte Carlo simulation model. Expense is recognized on a straight-line basis over the requisite service periods and is adjusted for any actual forfeitures.
On January 8, 2021, the Company's 30 day average-per-share closing price met the threshold for Tranche 1 resulting in the vesting of 30%, or 96,000 restricted stock units, of the original award. As of January 29, 2023, 224,000 restricted stock units were outstanding for the award. The aggregate compensation expense for the market-condition restricted stock units has been fully recognized as of January 29, 2023.
Non-Qualified Stock Options
From time to time, the Company grants non-qualified stock options to employees and/or non-employee directors. The fair values of these grants are measured on the grant date and recognized as expense over the requisite vesting period (typically 3-4 years). The maximum contractual term of stock options is generally 6 to 10 years. In fiscal year 2023, the Company granted 541,530 stock options to employees with a 3-year vesting period and a 4-year expected term. There were no stock options granted in fiscal years 2022 or 2021. The number of authorized shares remaining available for grant under the equity incentive plan was 6,896,911 as of January 29, 2023.
The Company uses the Black-Scholes pricing model to value stock options. The following table summarizes the assumptions used in the Black-Scholes model to determine the fair value of stock options granted in fiscal year 2023:

Fiscal Year Ended
January 29, 2023
Expected term, in years	4
Estimated volatility	50.5%
Dividend yield	—
Risk-free interest rate	4.0%
Weighted-average fair value on grant date	$12.77
The assumptions used in the Black-Scholes option pricing model were determined as follows:
•Fair Value of Common Stock - The closing price on the date of the grant.
•Expected Term - The expected term represents the period that the Company's stock-based awards are expected to be outstanding.
•Expected Volatility - The expected volatility was derived from the annualized volatility of the Company's closing stock price over the preceding six years based upon the life of the option award.
•Risk-Free Interest Rate - The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the stock option grants.
•Dividend Yield - The Company has never declared or paid any cash dividends and do not plan to pay cash dividends in the foreseeable future, and, therefore, use an expected dividend yield of zero.

The following table summarizes the activity for stock options for fiscal year 2023:

(in thousands, except per share data)	Number of Shares	Weighted- Average Exercise Price (per share)	Aggregate Intrinsic Value (1)	Number of Shares Exercisable	Weighted-Average Contractual Term (years)
Vested and expected to vest at January 30, 2022	118	$40.17	$3,253	84
Granted	542	29.30
Exercised	(24)	25.42	963
Forfeited	(28)	42.78
Vested and expected to vest at January 29, 2023	608	$30.96	$2,151	68	5.4
Vested and exercisable at January 29, 2023	68	$44.24	$71		2.2
(1) The aggregate intrinsic value of stock options vested and exercisable and vested and expected to vest as of January 29, 2023 is calculated based on the difference between the exercise price and the $33.15 closing price of the Company's common stock as of January 29, 2023.
The aggregate unrecognized compensation expense for the outstanding stock options as of January 29, 2023 was $6.4 million, which will be recognized over a weighted-average period of 2.8 years.
The following table summarizes information regarding nonvested stock option awards at January 29, 2023:

(in thousands, except per share data)	Number of Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Grant Date Fair Value (per share)
Nonvested at January 30, 2022	34	$47.73	$14.45
Granted	542	29.30	12.77
Vested	(33)	47.62	14.42
Forfeited	(3)	39.12	13.96
Nonvested at January 29, 2023	540	$29.30	$12.77

Note 12: Income Taxes
The Company's regional income before income taxes and equity in net gains (losses) of equity method investments was as follows:

	Fiscal Year Ended
(in thousands)	January 29, 2023	January 30, 2022	January 31, 2021
Domestic	$(59,961)	$(16,593)	$(26,170)
Foreign	138,428	155,662	89,145
Total	$78,467	$139,069	$62,975
The provision for income taxes consisted of the following:

	Fiscal Year Ended
(in thousands)	January 29, 2023	January 30, 2022	January 31, 2021
Current income tax provision (benefit)
Federal	$8,291	$1,078	$6,716
State	17	211	(69)
Foreign	24,231	16,374	4,801
Subtotal	32,539	17,663	11,448
Deferred income tax provision (benefit)
Federal	(23,730)	(1,797)	(7,012)
State	(28)	—	20
Foreign	8,563	(327)	(1,019)
Subtotal	(15,195)	(2,124)	(8,011)
Provision for income taxes	$17,344	$15,539	$3,437
The provision for income taxes reconciles to the amount computed by applying the statutory federal rate to income before taxes as follows:

	Fiscal Year Ended
(in thousands)	January 29, 2023	January 30, 2022	January 31, 2021
Federal income tax at statutory rate	$16,478	$29,194	$13,309
State income taxes, net of federal benefit	(4,134)	272	(186)
Foreign taxes differential, including withholding taxes	(11,636)	(6,611)	(2,688)
Tax credits generated	(6,922)	(9,008)	(4,361)
Changes in valuation allowance	6,500	1,778	(438)
Gain on intra-entity asset transfer of intangible assets	(8,735)	—	—
Changes in uncertain tax positions	826	180	1,841
Equity compensation	430	(2,698)	(3,573)
GILTI and Subpart F income	7,385	441	270
Transaction costs	13,729	—	—
Nondeductible officers compensation	1,326	3,052	1,702
Other	2,097	(1,061)	(2,439)
Provision for income taxes	$17,344	$15,539	$3,437
The Company’s tax expense benefited from its operations in lower tax jurisdictions, such as Switzerland, research tax credits, the recognition of excess tax benefits related to share-based compensation and from an intra-entity assignment of intangible assets that received a tax basis step-up. The Company's tax expense increased due to disallowed transaction costs, change in the valuation allowance and an increase in global intangible low-taxed income ("GILTI"), driven by the capitalization of R&D costs as mandated by the Tax Cuts and Jobs Act (the "Tax Act").
On December 6, 2016, the Company was granted a tax holiday ("Tax Holiday") with an effective date of January 30, 2017. The Tax Holiday provides Semtech (International) AG with a 70% reduction to the Swiss Cantonal tax rate, bringing the statutory Swiss Cantonal tax rate down from 12.56% to 3.77%. The maximum benefit under this Tax Holiday is CHF 500.0 million of cumulative after tax profit, which equates to a maximum potential tax savings of CHF 44.0 million. The Tax Holiday was effective for five years and could be extended for an additional five years if the Company met certain staffing targets by January 30, 2022. Semtech (International) AG has met these staffing guidelines, and therefore, the tax holiday is extended for an additional five years ending January 31, 2027.
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
The Tax Act imposed a U.S. tax on GILTI income that is earned by certain foreign affiliates owned by a U.S. stockholder. In accordance with guidance issued by the FASB, the Company has made a policy election to treat future taxes related to GILTI as a current period expense in the reporting period in which the tax is incurred.
Prior to the enactment of the Tax Act, with few exceptions, U.S. federal income and foreign withholding taxes had not been provided on the excess of the amount for financial reporting over the tax basis of investments in the Company’s foreign subsidiaries that were essentially permanent in duration. With the enactment of the Tax Act, all historic and current foreign earnings are taxed in the U.S. Depending on the jurisdiction, these foreign earnings are potentially subject to a withholding tax, if repatriated. As of January 29, 2023, the historical undistributed earnings of the Company’s foreign subsidiaries are intended to be permanently reinvested outside of the U.S.
Notwithstanding the U.S. taxation of these amounts, the Company has determined that none of its current foreign earnings will be permanently reinvested. If the Company needed to remit all or a portion of its historical undistributed earnings to the U.S. for investment in its domestic operations, any such remittance could result in increased tax liabilities and a higher effective tax rate. Determination of the amount of the unrecognized deferred tax liability on these unremitted earnings is not practicable.

The components of the net deferred income tax assets and liabilities at January 29, 2023 and January 30, 2022 were as follows:

(in thousands)	January 29, 2023	January 30, 2022
Non-current deferred tax assets:
Inventory reserve	$6,127	$5,734
Bad debt reserve	20	26
Foreign tax credits	3,294	3,304
Research credit carryforward	61,699	13,498
NOL carryforward	95,955	7,839
Payroll and related accruals	10,433	11,743
Share-based compensation	4,014	5,256
Foreign pension deferred	474	1,412
Accrued sales reserves	684	1,012
Research and development charges	14,835	7,263
Goodwill and other intangibles	17,979	—
Leasing deferred assets	3,932	4,311
OID interest	19,421	723
Other reserves	8,255	—
Other deferred assets	4,265	1,516
Valuation allowance	(156,850)	(17,506)
Total non-current deferred tax assets	94,537	46,131
Non-current deferred tax liabilities:
Goodwill and other intangibles	—	(1,530)
Property, plant and equipment	(26,908)	(6,990)
Repatriation of foreign earnings	—	(4,709)
Leasing deferred liabilities	(3,780)	(4,139)
Other non-current deferred tax liabilities	(5,130)	(2,093)
Total non-current deferred tax liabilities	(35,818)	(19,461)
Net deferred tax assets	$58,719	$26,670
As of January 29, 2023, the Company had U.S. gross federal and state research credits available of approximately $9.6 million and $18.5 million, respectively, which are available to offset taxable income. In connection with the Sierra Wireless Acquisition, the Company acquired approximately $2.5 million of fully reserved U.S. research credit carryforwards. The Company's U.S. credits will expire between fiscal years 2029 through 2043. The Company also had gross Canadian research credits available of approximately $57.6 million. Included in the $57.6 million are $47.0 million of Canadian research credit carryforwards that were acquired in connection with the Sierra Wireless Acquisition. These credits will expire by fiscal year 2043.
As of January 29, 2023, the Company had U.S. gross federal net operating loss ("NOL") carryforwards of $74.0 million and state NOL carryforwards of $105.3 million, which, subject to certain limitations, are available to offset future taxable income through fiscal year 2043. The federal NOL carryforwards are primarily NOLs acquired in the Sierra Wireless Acquisition. These will expire at various dates through 2038 for losses generated prior to tax year 2018. For losses generated during tax year 2018 and future years, the NOL carryforward period is indefinite, but the loss utilization will be limited to 80% of taxable income. A portion of these losses may be subject to annual limitations due to ownership change provisions under Section 382 of the Internal Revenue Code ("IRC"). This limitation may result in the expiration of NOLs before utilization. The Company has not yet finalized the IRC section 382 analysis as of January 29, 2023, and it will be subject to change as part of the Sierra Wireless Acquisition purchase accounting.
Additionally, in connection with the Sierra Wireless Acquisition, the Company acquired approximately $21.0 million, $162.5 million, and $97.6 million of fully reserved gross NOLs in Canada, France, and Luxembourg respectively.
As of January 29, 2023 and January 30, 2022, the Company had approximately $215.6 million and $44.1 million of net deferred tax assets, respectively, the majority of which are in the U.S., Canada and France. The Company has recorded valuation allowances of $156.9 million and $17.5 million against its deferred tax assets at January 29, 2023 and January 30, 2022, respectively, based on the Company's assessment of its ability to utilize its deferred tax assets. The large increase in valuation allowance was mainly due to the Sierra Wireless Acquisition (discussed in Note 3). In connection with the acquisition, the Company reassessed the valuation allowances and evaluated the recoverability of its deferred tax assets, considering all available evidence such as earnings history and tax planning strategies. After weighing all positive and negative evidence, the Company maintains a valuation allowance for assets if it is more likely than not that some, or all, of its deferred tax assets will not be realized. Positive evidence considered included reversing taxable temporary differences. Negative evidence considered included the cumulative pre-tax losses recorded during the three-year period ended January 29, 2023, on both an annual and cumulative basis. In jurisdictions where the Company has cumulative losses, the Company has recorded a full valuation allowance on deferred tax assets. In the U.S. and Canada the Company has deferred tax assets for which partial valuation allowances have been recorded.
Changes in the valuation allowance for the three years ended January 29, 2023 are summarized in the table below:

	Fiscal Year Ended
(in thousands)	January 29, 2023	January 30, 2022	January 31, 2021
Beginning balance	$17,506	$15,751	$16,189
Assumed valuation allowance from Sierra Wireless Acquisition	116,528	—	—
Additions	22,816	2,605	1,208
Releases	—	(850)	(1,646)
Ending balance	$156,850	$17,506	$15,751
As part of the Sierra Wireless Acquisition, the Company established a valuation allowance of $116.5 million through purchase accounting. The current year additions of $22.8 million primarily consists of valuation allowance on deferred tax assets related to Convertible Note Hedge Transactions (discussed in Note 10), disallowed interest expense carried forward under IRC section 163j ("Section 163j") and state deferred taxes. The change in the valuation allowance related to the Convertible Note Hedge Transaction of $16.3 million is included in statements of Shareholders Equity. The change in the valuation allowance for Section 163j and state deferred taxes of $6.5 million is included in the fiscal year 2023 provision for income taxes in the Consolidated Statements of Income.
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (before federal impact of state items) is as follows:

	Fiscal Year Ended
(in thousands)	January 29, 2023	January 30, 2022
Beginning balance	$27,051	$26,850
Assumed uncertain tax positions related to Sierra Wireless Acquisition	3,578	—
Net additions based on tax positions related to the current year	700	925
Additions based on tax positions related to prior years	533	464
Reductions as a result of lapsed statutes	—	(991)
Reductions for settlements with tax authorities	(391)	(197)
Ending balance	$31,471	$27,051
Included in the balance of gross unrecognized tax benefits at January 29, 2023 and January 30, 2022, are $12.6 million and $9.3 million, respectively, of net tax benefits (after federal impact of state items) that, if recognized, would impact the effective tax rate.

The liability for UTP is reflected on the Balance Sheets as follows:

	Fiscal Year Ended
(in thousands)	January 29, 2023	January 30, 2022
Deferred tax assets - non-current	$17,446	$16,346
Other long-term liabilities	12,641	9,335
Total uncertain tax positions	$30,087	$25,681
The Company’s policy is to include net interest and penalties related to unrecognized tax benefits within the provision for taxes in the Statements of Income. The Company had approximately $1.9 million of net interest and penalties accrued at January 29, 2023.
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
The components of lease expense were as follows:

	Fiscal Year Ended
(in thousands)	January 29, 2023	January 30, 2022
Operating lease cost	$5,939	$5,704
Short-term lease cost	1,498	1,070
Less: sublease income	(170)	(141)
Total lease cost	$7,267	$6,633
Supplemental cash flow information related to leases was as follows:

	Fiscal Year Ended
(in thousands)	January 29, 2023	January 30, 2022
Cash paid for amounts included in the measurement of lease liabilities	$5,759	$5,639
Right-of-use assets obtained in exchange for new operating lease liabilities	$16,772	$7,862

January 29, 2023
Weighted-average remaining lease term - operating leases (in years)	6.07
Weighted-average discount rate on remaining lease payments - operating leases	6.9%
Supplemental balance sheet information related to leases was as follows:

(in thousands)	January 29, 2023	January 30, 2022
Operating lease right-of-use assets in "Other Assets"	$31,807	$19,777

Operating lease liabilities in "Accrued Liabilities"	$6,209	$3,977
Operating lease liabilities in "Other long-term Liabilities"	26,484	16,577
Total operating lease liabilities	$32,693	$20,554
Maturities of lease liabilities as of January 29, 2023 are as follows:

(in thousands)
Fiscal Year Ending:
2024	$8,158
2025	7,698
2026	6,392
2027	4,908
2028	4,145
Thereafter	9,239
Total lease payments	40,540
Less: imputed interest	(7,847)
Total	$32,693

Note 14: Commitments and Contingencies
Unconditional Purchase Commitments
The following table presents the Company’s open capital commitments and other open purchase commitments for the purchase of plant, equipment, raw material, supplies and services as of January 29, 2023:

(in thousands)	Less than 1 year	1-3 years	Total
Open capital purchase commitments	$12,013	$—	$12,013
Other open purchase commitments	170,747	31,276	202,023
Total purchase commitments	$182,760	$31,276	$214,036
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
On June 14, 2022, Denso Corporation, and several of its affiliates (collectively "Denso"), filed a complaint against Sierra Wireless and several of its affiliates ("Sierra Entities") in the Superior Court of California, County of San Diego. Denso asserts eight causes of action, including claims for breach of express and implied warranties, equitable indemnification, negligent and intentional misrepresentation, unjust enrichment, promissory estoppel, and declaratory judgment, based on an alleged defect related to the GPS week number rollover date. Denso alleges that it incurred in excess of $84 million in damages and costs to implement a firmware update provided by Sierra Entities' supplier in late 2018, before Sierra Wireless disposed of the automotive business, to address the alleged product defect. Denso filed an amended complaint on September 23, 2022, asserting essentially the same eight causes of action. On November 23, 2022 Sierra Entities' filed a motion of demurrer seeking to dismiss certain claims alleged by Denso in their amended complaint. Since the case is at an early stage, at this time, the Company is unable to form a conclusion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss resulting from the alleged claims. The Company intends to defend the claims vigorously.
On March 25, 2022, Harman Becker Automotive Systems GmbH, and several of its affiliates (collectively "Harman"), filed a complaint against certain Sierra Entities in the District Court of Munich, Germany. Harman asserts claims that the Sierra Entities, in connection with the delivery of certain modules by the Sierra Entities, violated a frame supply agreement, a quality assurance agreement and the UN Convention on Contracts for the International Sales of Goods. Harman alleges that it incurred approximately $16 million in damages and costs, the bulk of which amount related to settling with a customer that had to implement a firmware update provided by Sierra Entities' supplier in late 2018, before Sierra Wireless disposed of the automotive business, to address the alleged product defect. Since the case is at an early stage, at this time, the Company is unable to form a conclusion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss resulting from the alleged claims. The Company intends to defend the claims vigorously.
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
The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based on the latest determinations by the RWQCB and the most recent actions taken pursuant to the remedial action plan, the Company estimates the total range of probable loss between $7.9 million and $9.4 million. To date, the Company has made $6.1 million in payments towards the remedial action plan. The estimated range of probable loss remaining as of January 29, 2023 was between $1.8 million and $3.3 million. Given the uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss. Therefore, the Company has recorded the minimum amount of probable loss and as of January 29, 2023, has a remaining accrual of $1.8 million related to this matter. These estimates could change as a result of changes in planned remedial actions, further actions from the regulatory agency, remediation technology and other factors.
Indemnification
The Company has entered into agreements with its current and former executives and directors indemnifying them against certain liabilities incurred in connection with the performance of their duties. The Company’s Certificate of Incorporation and Bylaws also contain indemnification obligations with respect to the Company’s current directors and employees.
The Company is a party to a variety of agreements in the ordinary course of business under which the Company may be obligated to indemnify a third party with respect to certain matters. The impact on the Company's future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of any claims and whether claims will be made.
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
Licenses
Under certain license agreements, the Company is committed to make royalty payments based on the sales of products using certain technologies. The Company recognizes royalty obligations as determinable in accordance with agreement terms.
Retirement Plans
The Company contributed $1.5 million, $1.4 million and $1.2 million in fiscal years 2023, 2022 and 2021, respectively, to the 401(k) retirement plan maintained for its employees based in the U.S.
In addition, the Company also contributed $0.9 million, $0.8 million and $0.7 million in fiscal years 2023, 2022 and 2021, respectively, to a defined contribution plan for its employees in Canada.
The Company has defined benefit pension plans for the employees of its Swiss subsidiaries (the "Swiss Plans"), which it accounts for in accordance with ASC 715-30, "Defined Benefit Plans – Pension." The Swiss Plans provide government-mandated retirement, death and disability benefits. Under the Swiss Plans, the Company and its employees make government-mandated minimum contributions. Minimum contributions are based on the respective employee’s age, salary and gender. As of January 29, 2023 and January 30, 2022, the Swiss Plans had an unfunded net pension obligation of approximately $3.1 million and $10.6 million, respectively, plan assets of approximately $44.0 million and $42.8 million, respectively, and projected benefit obligation of approximately $47.1 million and $53.4 million, respectively. For fiscal years 2023 and 2022, net periodic pension expense was $1.4 million and $1.7 million, respectively, and contributions made by the Company were $1.8 million and $1.9 million, respectively.
The Company records a post-retirement benefit for the employees of its French subsidiary (the "French Plan"), which it accounts for in accordance with ASC 715-30. The French Plan is defined by the collective bargaining agreement of R&D, IT and consulting firms. Minimum contributions are based on the respective years of service for all permanent employees. As of January 29, 2023, the French Plan had an unfunded net pension obligation of approximately $0.9 million, plan assets of zero and projected benefit obligation of approximately $0.9 million. As of January 30, 2022, the French Plan had an unfunded net pension obligation of approximately $0.4 million, plan assets of zero and a projected benefit obligation of approximately $0.4 million. For fiscal years 2023 and 2022, net periodic pension expense was $0.1 million and $0.4 million, respectively, and contributions made by the Company were $0.6 million and $0.5 million, respectively.
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
Under this plan, the Company incurred, net of forfeitures, income of $2.3 million, expense of $2.7 million and expense of $7.0 million in fiscal years 2023, 2022 and 2021, respectively. For fiscal years 2023, 2022 and 2021, these amounts included a loss of $0.5 million, a gain of $1.5 million and a gain of $0.3 million, respectively, resulting from total return swap contracts used to hedge the market risk associated with the unfunded portion of the deferred compensation liability. See Note 19, Derivatives and Hedging Activities, for further discussion of the Company's derivative instruments.
The Company’s liability for the deferred compensation plan is presented below:

(in thousands)	January 29, 2023	January 30, 2022
Accrued liabilities	$4,714	$1,966
Other long-term liabilities	37,563	43,197
Total deferred compensation liabilities under this plan	$42,277	$45,163
The Company has purchased whole life insurance on the lives of certain current deferred compensation plan participants. This corporate-owned life insurance is held in a grantor trust and is intended to cover a majority of the Company’s costs of the deferred compensation plan. The cash surrender value of the corporate-owned life insurance was $33.7 million and $35.2 million as of January 29, 2023 and January 30, 2022, respectively, and is included in "Other assets" in the Balance Sheets. The decrease in the cash surrender value of the corporate-owned life insurance as of January 29, 2023 compared to January 30, 2022 was primarily related to a $4.0 million decrease in market value and a $2.6 million reduction in cash surrender value related to death benefits, partially offset by the re-investment of $5.1 million of proceeds from the death benefits into the corporate-owned life insurance policy in order to provide substantive coverage for the Company's deferred compensation liability. Changes in the cash surrender value of the corporate-owned life insurance resulted in a net loss of $1.5 million, gain of $1.6 million and gain $3.3 million in fiscal years 2023, 2022 and 2021, respectively.

Note 15: Concentration of Risk
The following significant customers accounted for at least 10% of the Company's net sales in one or more of the periods indicated:

	Fiscal Year Ended
(percentage of net sales)	January 29, 2023	January 30, 2022	January 31, 2021
Trend-tek Technology Ltd. (and affiliates)	16%	17%	17%
Frontek Technology Corporation (and affiliates)	13%	18%	16%
CEAC International Ltd. (and affiliates)	11%	11%	11%
Arrow Electronics (and affiliates)	8%	10%	9%
The following table shows the customers that have an outstanding receivable balance that represents at least 10% of the Company's total net receivables as of one or more of the dates indicated:

(percentage of net receivables)	January 29, 2023	January 30, 2022
Frontek Technology Corporation (and affiliates)	8%	17%
CEAC International Ltd. (and affiliates)	2%	10%
For fiscal years 2023, 2022 and 2021, authorized distributors accounted for approximately 85%, 87% and 82%, respectively, of the Company’s net sales. Generally, the Company does not have long-term contracts with its distributors and most can terminate their agreement with little or no notice. For fiscal year 2023, the Company's largest distributors were based in Asia.
Outside Subcontractors and Suppliers
The Company relies on a limited number of third-party subcontractors and suppliers for the supply of silicon wafers, chipsets and other electronic components, and for product manufacturing, packaging, testing and certain other tasks. Disruption or termination of supply sources or subcontractors, including due to the COVID-19 pandemic or natural disasters such as an earthquake or other causes, have delayed and could in the future delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. A significant amount of the Company’s third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in the U.S., Taiwan and China. A significant amount of the Company’s assembly and test operations are conducted by third-party contractors in Vietnam, China, Taiwan and Mexico.

Note 16: Segment Information
The Company's CEO functions as the chief operating decision maker ("CODM"). The CODM makes operating decisions and assesses performance based on the Company's major product lines, which represent its operating segments. The Company currently has four operating segments—Signal Integrity, Advanced Protection and Sensing, IoT System, and IoT Connected Services—that represent four separate reportable segments. Each of these reportable segments are each operating segments and reporting units.
Historically, the Company had three operating segments—Signal Integrity, Wireless and Sensing, and Protection—that had been aggregated into two reportable segments identified as the High-Performance Analog Group, which was comprised of the Signal Integrity and Wireless and Sensing operating segments, and the System Protection Group, which was comprised of the Protection operating segment. In the fourth quarter of fiscal year 2023, as a result of organizational restructuring, the proximity sensing business and the power business were moved from the previous Wireless and Sensing operating segment into the newly formed Advanced Protection and Sensing operating segment, which also includes the Protection business. Following this organizational restructuring, the Company determined that Signal Integrity and the revised Wireless and Sensing operating segments were no longer economically similar and as a result the Company has concluded that Signal Integrity should be separately reported as its own reportable segment. Also in the fourth quarter of fiscal year 2023, in conjunction with the Sierra Wireless Acquisition, the Company formed two additional operating segments including the IoT System operating segment, which absorbed the Company's revised Wireless and Sensing operating segment, and the IoT Connected Services operating segment. As a result of the reorganization and acquisition of Sierra Wireless, the Company has four reportable segments. All prior year information in the tables below has been revised retrospectively to reflect the change to the Company's reportable segments.
The Company’s assets are commingled among the various operating segments and the CODM does not use asset information in making operating decisions or assessing performance. Therefore, the Company has not included asset information by reportable segment in the segment disclosures below.
Net sales and gross profit by reportable segment were as follows:

	Fiscal Year Ended
(in thousands)	January 29, 2023		January 30, 2022		January 31, 2021
Net sales:
Signal Integrity Products Group	$304,124	40%	$291,114	40%	$255,640	43%
Advanced Protection and Sensing Products Group	236,890	31%	306,932	41%	243,085	41%
IoT System Products Group	210,326	28%	142,812	19%	96,392	16%
IoT Connected Services Group	5,193	1%	—	—%	—	—%
Total net sales	$756,533	100%	$740,858	100%	$595,117	100%
Gross profit:
Signal Integrity Products Group	$211,791		$200,251		$172,069
Advanced Protection and Sensing Products Group	125,584		163,474		127,468
IoT System Products Group	148,895		106,474		65,762
IoT Connected Services Group	2,489		—		—
Unallocated costs, including share-based compensation and amortization of acquired technology	(10,201)		(9,060)		(9,426)
Total gross profit	$478,558		$461,139		$355,873
Information by Sales Channel

	Fiscal Year Ended
(in thousands)	January 29, 2023	January 30, 2022	January 31, 2021
Distributor	$640,713	$647,012	$490,009
Direct	115,820	93,846	105,108
Total net sales	$756,533	$740,858	$595,117
Generally, the Company does not have long-term contracts with its distributors and most distributor agreements can be terminated by either party with short notice. For fiscal year 2023, the Company's largest distributors were based in Asia.

Geographic Information
Net sales activity by geographic region was as follows:

	Fiscal Year Ended
(in thousands, except percentages)	January 29, 2023		January 30, 2022		January 31, 2021
Asia-Pacific	$543,795	72%	$583,852	79%	$474,040	80%
North America	109,444	14%	90,796	12%	71,866	12%
Europe	103,294	14%	66,210	9%	49,211	8%
Total net sales	$756,533	100%	$740,858	100%	$595,117	100%
The Company attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total sales for at least one of the periods presented:

	Fiscal Year Ended
(percentage of total net sales)	January 29, 2023	January 30, 2022	January 31, 2021
China (including Hong Kong)	53%	60%	60%
United States	13%	10%	10%
Total net sales	66%	70%	70%
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
Long-lived Assets
The following table summarizes the Company's long-lived assets, which consist of property, plant and equipment, net of accumulated depreciation, classified by location:

	Balance as of
(in thousands)	January 29, 2023	January 30, 2022
United States	$73,695	$64,927
Rest of North America	58,307	37,155
Asia and all others	18,359	18,216
Europe	18,932	14,642
Total	$169,293	$134,940
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
The net book value of equipment and machinery that were consigned to multiple foundries in China was $8.3 million and $11.4 million as of January 29, 2023 and January 30, 2022, respectively. The net book value of equipment and machinery that were consigned to a foundry in Malaysia was $3.6 million and $3.3 million as of January 29, 2023 and January 30, 2022, respectively.

Note 17: Restructuring
From time to time, the Company takes steps to realign the business to focus on high-growth areas, provide customer value and make the Company more efficient. As a result, the Company has re-aligned resources and infrastructure, which resulted in restructuring charges of $12.0 million in fiscal year 2023. The Company did not have any restructuring charges during fiscal year 2022 and had a restructuring recovery of $0.2 million during fiscal year 2021. Restructuring related liabilities are included in "Accrued liabilities" in the Balance Sheets.
Restructuring activity is summarized as follows:

(in thousands)	One-time employee termination benefits	Other restructuring	Total
Balance at January 26, 2020	$114	$124	$238
Recoveries	(114)	(124)	(238)
Balance at January 31, 2021	—	—	—
Balance at January 30, 2022	—	—	—
Charges	11,320	655	11,975
Assumed restructuring liability in Sierra Wireless Acquisition	586	—	586
Cash payments	(7,879)	(643)	(8,522)
Balance at January 29, 2023	$4,027	$12	$4,039
Restructuring charges (recoveries) were included in the Statements of Income as follows:

	Fiscal Year Ended
(in thousands)	January 29, 2023	January 30, 2022	January 31, 2021
Cost of sales	$417	$—	$—
Selling, general and administrative	11,055	—	(238)
Product development and engineering	503	—	—
Total restructuring charges (recoveries)	$11,975	$—	$(238)

Note 18: Stock Repurchase Program
The Company maintains a stock repurchase program that was initially approved by its Board of Directors in March 2008. The stock repurchase program does not have an expiration date and the Company’s Board of Directors has authorized expansion of the program over the years. On March 11, 2021, the Company's Board of Directors approved the expansion of the stock repurchase program by an additional $350.0 million. As of January 29, 2023, the remaining authorization under the program was $209.4 million. Under the program, the Company may repurchase its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. The Company’s repurchases may be made through Rule 10b5-1 and/or Rule 10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. The Company intends to fund repurchases under the program from cash on hand and borrowings on its Revolving Credit Facility. The Company has no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.
The following table summarizes activity under the program for the presented periods:

	Fiscal Year Ended
	January 29, 2023		January 30, 2022		January 31, 2021
(in thousands, except number of shares)	Shares	Price Paid	Shares	Price Paid	Shares	Price Paid
Shares repurchased under the stock repurchase program	762,093	$50,000	1,768,772	$129,746	1,597,104	$71,433

Note 19: Derivatives and Hedging Activities
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
The Company's foreign currency forward contracts had the following outstanding balances as of January 29, 2023:

	January 29, 2023
(in thousands, except number of instruments)	Number of Instruments	Sell Notional Value	Buy Notional Value
Sell USD/Buy CAD Forward Contract	9	$9,965	$13,643
Sell USD/Buy GBP Forward Contract	18	3,801	£3,406
Total	27
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
On January 12, 2023, the Company entered into an interest rate swap agreement with a five-year term to hedge the variability of interest payments on the first $450.0 million of debt outstanding on the Term Loans at a Term SOFR rate of 3.44%, plus a variable margin and spread based on the Company’s consolidated leverage ratio. In fiscal year 2021, the Company entered into an interest rate swap agreement with a three-year term to hedge the variability interest payments on the first $150.0 million of debt outstanding under the Company's Revolving Credit Facility at a LIBOR-referenced rate of 0.73%, plus a variable margin and spread based on the Company’s consolidated leverage ratio. The interest rate swap agreements have been designated as a cash flow hedges and unrealized gains or losses, net of income tax, are recorded as a component of AOCI in the Balance Sheets. As the various settlements are made on a monthly basis, the realized gain or loss on the settlements are recorded in "Interest expense" in the Statements of Income. The interest rate swap agreement resulted in a realized gain of $2.2 million, loss of $0.9 million and loss of $0.5 million for fiscal years 2023, 2022 and 2021 respectively.
The fair values of the Company's derivative instruments that qualify as cash flow hedges in the Balance Sheets were as follows:

(in thousands)	January 29, 2023	January 30, 2022
Interest rate swap agreement	$6,067	$62
Foreign currency forward contracts	717	—
Total other current assets	$6,784	$62

Interest rate swap agreement	$—	$167
Total other long-term assets	$—	$167

Interest rate swap agreement	$6,432	$—
Total other long-term liabilities	$6,432	$—
During the fourth quarter of fiscal year 2021, the Company entered into an economic hedge program that uses total return swap contracts to hedge the market risk associated with the unfunded portion of the Company's deferred compensation liability. The total return swap contracts generally have a duration of one month and are rebalanced and re-hedged at the end of each monthly term. While the total returns swap contracts are treated as economic hedges, the Company has not designated them as hedges for accounting purposes. The total return swap contracts are measured at fair value and recognized in the Balance Sheets in "Accrued Liabilities" if the instruments are in a loss position and in "Other Current Assets" if the instruments are in a gain position. Unrealized gains and losses, as well as realized gains and losses for settlements, on the total return swap contracts are recognized in "SG&A expense" in the Statements of Income. As of January 29, 2023, the notional value of the total return swap contracts was $5.2 million and the fair value resulted in an asset of $0.1 million. As of January 30, 2022, the notional value of the total return swap contracts was $7.8 million and the fair value resulted in a liability of $0.3 million. The total return swap contracts resulted in a net loss of $0.5 million, gain of $1.5 million and gain of $0.3 million for fiscal years 2023, 2022 and 2021, respectively.

Note 20: Subsequent Events
Silicon Valley Bank
On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”), as receiver, and SVB was subsequently transferred into a new entity, Silicon Valley Bridge Bank, N.A. On March 12, 2023, the U.S. Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception. Such parties also announced, among other items, that Silicon Valley Bridge Bank has assumed the obligations and commitments of former SVB, commitments to advance under existing credit agreements will be honored in accordance with and pursuant to the terms of such credit agreements and any other duties or roles under existing credit agreements will be performed by Silicon Valley Bridge Bank in accordance with and pursuant to the terms of such credit facilities. SVB, which is a lender under the Term Loan Facility and the Revolving Credit Facility, has now been assumed by Silicon Valley Bridge Bank. As of March 30, 2023, the Company owes SVB approximately $42.9 million under the Term Loans, which is an obligation the Company believes is unaffected by the closure of SVB. In addition, the Company has $32.1 million of the total commitments under the Revolving Credit Facility from SVB, of which $10.2 million is outstanding as of March 30, 2023.
While the Company continues to monitor the circumstances surrounding SVB, it does not expect the closure to have a material adverse effect on its liquidity. However there can be no assurances that the closure of SVB, or any other financial institution, or any related impacts across the financial services industry will not adversely affect its ability to access the additional availability under the Revolving Credit Facility.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.
Item 9A.     Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of January 29, 2023.
Changes in Internal Controls
There have been no changes to our internal control over financial reporting that occurred during the quarter ended January 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Management on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. We have excluded the operations and related assets of Sierra Wireless, which we acquired on January 12, 2023 and whose financial statements constitute 59% of total assets and 2% of revenues of the consolidated financial statement amounts as of and for the fiscal year ended January 29, 2023 from the scope of our assessment of the internal control over financial reporting. Based on our evaluation under the framework, our management has concluded that as of January 29, 2023, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Deloitte & Touche LLP, an independent registered public accounting firm, audited the consolidated financial statements included in this report, and has audited our internal control over financial reporting as of January 29, 2023 as stated in their report included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Semtech Corporation
Camarillo, California
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Semtech Corporation and subsidiaries (the “Company”) as of January 29, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 29, 2023, of the Company and our report dated March 30, 2023, expressed an unqualified opinion on those financial statements and financial statement schedule.
As described in the Report of Management on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Sierra Wireless, Inc., which was acquired on January 12, 2023, and whose financial statements constitute 59% of total assets and 2% of revenues of the consolidated financial statement amounts as of and for the year ended January 29, 2023. Accordingly, our audit did not include the internal control over financial reporting at Sierra Wireless, Inc.
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

March 30, 2023

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
The remaining information required by this item will be contained in our Proxy Statement relating to our 2023 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A of the Exchange Act and is hereby specifically incorporated by reference thereto.
Item 11.    Executive Compensation
The information required by this item will appear in our Proxy Statement relating to our 2023 annual meeting of stockholders to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will appear in our Proxy Statement relating to our 2023 annual meeting of stockholders to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item will appear in our Proxy Statement relating to our 2023 annual meeting of stockholders to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.
Item 14.    Principal Accountant Fees and Services
The information required by this item will appear in our Proxy Statement relating to our 2023 annual meeting of stockholders to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

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

SCHEDULE II
SEMTECH CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
THREE YEARS ENDED JANUARY 29, 2023
(in thousands)

Allowance for doubtful accounts	Balance at Beginning of Year	Additions (1)	Deductions	Balance at End of Year
Year ended January 31, 2021	$633	$88	$—	$721
Year ended January 30, 2022	$721	$26	$—	$747
Year ended January 29, 2023	$747	$3,134	$—	$3,881
(1) Includes $3.0 million acquired in the Sierra Wireless Acquisition on January 12, 2023.

(a)(3)    Exhibits. These exhibits are available without charge upon written request directed to the Company’s Secretary at 200 Flynn Road, Camarillo, CA 93012. Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

Exhibit No.	Description	Location

2.1	Arrangement Agreement, dated as of August 2, 2022, by and among Semtech Corporation, Sierra Wireless, Inc. and 13548597 Canada Inc.	Exhibit 2.1 to our Current Report on Form 8-K filed on August 3, 2022

3.1	Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2003

3.2	Amended and Restated Bylaws of Semtech Corporation	Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2022

4.1	Description of Common Stock	Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended January 26, 2020.

4.2	Indenture, dated as of October 12, 2022, among Semtech Corporation, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 12, 2022

4.3	Form of 1.625% Convertible Senior Note due 2027	Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 12, 2022

10.1	Third Amendment and Restatement Agreement, dated as of September 26, 2022, by and among Semtech Corporation, the guarantors party thereto, JPMorgan Chase Bank, N.A., as successor administrative agent, and the other parties thereto	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 29, 2022

10.2		First Amendment to Third Amended and Restated Credit Agreement, dated as of February 24, 2023, by and among Semtech Corporation, the subsidiary guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders party thereto.	Filed herewith

10.3	*	Form of Amended and Restated Indemnification Agreement for Directors and Executive Officers	Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2022

10.4	*	Amended and Restated Employment Offer, dated as of November 20, 2019, by and between the Company and Mohan Maheswaran	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 22, 2019

10.5	*	Employment Offer Letter to Emeka Chukwu, accepted as of November 11, 2006	Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2007

10.6	*	Memo to Emeka Chukwu, dated April 5, 2007	Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2007

10.7	*	Semtech Corporation Executive Change in Control Retention Plan	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2019

10.8	*	Form of Participation Agreement under the Semtech Corporation Executive Change in Control Retention Plan	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2019

10.9	*	Letter Agreement dated as of August 17, 2015 by and between Semtech Canada Corporation and Gary M. Beauchamp	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 18, 2015

10.10	*	Letter Agreement dated as of August 28, 2018 by and between Semtech Canada Corporation and Gary M. Beauchamp	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2018

10.11	*	Letter Agreement dated as of May 26, 2021 by and between Semtech Canada Corporation and Gary M. Beauchamp	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2021

10.12	*	Amended Semtech Corporation Executive (non-CEO) Bonus Plan, as amended and restated on November 15, 2017	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2017

10.13	*	Semtech Corporation Chief Executive Officer Bonus Plan, as amended and restated on November 15, 2017	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2017

10.14	*	Form of Long-Term Stock Incentive Plan Restricted Stock Unit Award Certificate	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2008

10.15	*	Semtech Corporation 2008 Long-Term Equity Incentive Plan	Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2008

10.16	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Option Award Certificate for Non-Employee Directors	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.17	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Stock Unit Award Certificate for Non-Employee Directors	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.18	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Restricted Stock Award Certificate for Non-Employee Directors	Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.19	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Employee Option Award Certificate	Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.20	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Option Award Agreement for Non-Employee Directors	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2011

10.21	*	Semtech Corporation 2013 Long-Term Equity Incentive Plan	Exhibit 10.1 to our Current Report on Form 8-K filed on June 24, 2013

10.22	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Restricted Stock Unit Award Agreement for Ownership Grants	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016

10.23	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Performance Stock Unit Award Agreement	Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016

10.24	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Stock Option Award Agreement for Employees in Switzerland	Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016

10.25	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Stock Option Award Certificate for Non-Employee Directors	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2016

10.26	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Non-Employee Director Stock Unit Award Certificate (Deferred)	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2016

10.27	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Stock Option Award Agreement for Employees	Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016

10.28	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Restricted Stock Unit Award Agreement for Employees	Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016

10.29	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Performance Unit Award Certificate	Exhibit 10.40 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2017

10.30	*	Policy Regarding Director Compensation	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2021

10.31	*	Amended and Restated Semtech Corporation 2017 Long-Term Equity Incentive Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 14, 2022

10.32	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Executive Ownership Restricted Stock Unit Award Certificate	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.33	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Restricted Stock Unit Award Certificate	Filed herewith

10.34	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Performance Unit Award Certificate–Financial Performance Measure	Filed herewith

10.35	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Option Award Certificate	Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.36	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Option Award Certificate - Switzerland Employees	Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.37	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Non-Employee Director Stock Unit Award Certificate (deferred)	Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.38	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Non-Employee Director Stock Unit Award Certificate (non-deferred)	Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.39	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Option Award Certificate (non-employee director)	Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.40	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Restricted Stock Unit Award Certificate (rollover award in accordance with acquisition of AptoVision)	Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.41	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Performance Unit Award Certificate - Relative TSR Performance	Filed herewith

10.42	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Performance Unit Award Certificate - Stock Price Grants	Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2021

10.43	*	The Executive Nonqualified Excess Plan of Semtech Corporation (Amended and Restated Effective as of March 1, 2019)	Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2019

10.44	*	CEO Restricted Stock Unit Award Certificate dated March 5, 2019	Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2019

10.45	*	CEO Performance Stock Unit Award Certificate-Relative TSR dated March 5, 2019	Exhibit 10.47 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2019

10.46	*	CEO Performance Stock Unit Award Certificate-Absolute Stock Price dated March 5, 2019	Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2019

10.47	*	Transition and Retirement Agreement, dated March 14, 2023, between Semtech Corporation and Mohan Maheswaran	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16, 2023

10.48	*	Semtech Corporation Restricted Stock Unit Award Certificate - March 14, 2023 Award for Mohan Maheswaran	Filed herewith

10.49		Form of Support and Voting Agreement	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2022

10.50		Form of Convertible Note Hedge Confirmation	Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 12, 2022

10.51		Form of Warrant Confirmation	Exhibit 99.3 to the Company’s Current Report filed on October 12, 2022

10.52		Form of Additional Convertible Note Hedge Confirmation	Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 21, 2022

10.53		Form of Additional Warrant Confirmation	Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 21, 2022

10.54		Separation and General Release Agreement, dated as of September 28, 2022, between Semtech Corporation and Alistair W. Fulton	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2022

10.55	Cooperation Agreement, dated as of March 17, 2023, between Semtech Corporation and Lion Point Master, LP, Lion Point Capital, LP, Lion Point Capital GP, LLC, Lion Point Holdings GP, LLC and Didric Cederholm	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2023

21.1	Subsidiaries of the Company	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP	Filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.	Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002 (As set forth in Exhibit 32.1 hereof, Exhibit 32.1 is being furnished and shall not be deemed "filed".)	Furnished herewith

32.2	Certification of the Chief Financial Officer Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32.2 is being furnished and shall not be deemed "filed")	Furnished herewith

101
The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flow and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2023, formatted in Inline XBRL (included as Exhibit 101).

*    Management contract or compensatory plan or arrangement.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Semtech Corporation

Date: March 30, 2023	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 30, 2023	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer
Director
(Principal Executive Officer)

Date: March 30, 2023	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: March 30, 2023	/s/ Rockell N. Hankin
Rockell N. Hankin
Chairman of the Board

Date: March 30, 2023	/s/ Martin S.J. Burvill
Martin S.J. Burvill
Director

Date: March 30, 2023	/s/ Rodolpho Cardenuto
Rodolpho Cardenuto
Director

Date: March 30, 2023	/s/ Bruce C. Edwards
Bruce C. Edwards
Director

Date: March 30, 2023	/s/ Saar Gillai
Saar Gillai
Director

Date: March 30, 2023	/s/ Ye Jane Li
Ye Jane Li
Director

Date: March 30, 2023	/s/ James T. Lindstrom
James T. Lindstrom
Director

Date: March 30, 2023	/s/ Paula LuPriore
Paula LuPriore
Director

Date: March 30, 2023	/s/ Sylvia Summers
Sylvia Summers
Director