Form 10-Q
period 2023-04-30
SEMTECH CORP
filed 2023-06-07
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Number of shares of common stock, $0.01 par value per share, outstanding at June 2, 2023: 63,957,748

SEMTECH CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2023

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
Special Note Regarding Forward-Looking and Cautionary Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as future financial performance, future operational performance, the anticipated impact of specific items on future earnings, and our plans, objectives and expectations. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "estimate," "should," "will," "designed to," "projections," or "business outlook," or other similar expressions constitute forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results and events to differ materially from those projected. Potential factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: the inherent risks, costs and uncertainties associated with integrating Sierra Wireless, Inc. successfully and risks of not achieving all or any of the anticipated benefits or the risk that the anticipated benefits may not be fully realized or take longer to realize than expected; the uncertainty surrounding the impact and duration of supply chain constraints and any associated disruptions; future responses to and effects of public health crises; export restrictions and laws affecting the Company's trade and investments and tariffs or the occurrence of trade wars; worldwide economic and political disruptions, including as a result of inflation and the current conflict between Russia and Ukraine; tightening credit conditions related to the United States banking system concerns; competitive changes in the marketplace including, but not limited to, the pace of growth or adoption rates of applicable products or technologies; downturns in the business cycle; decreased average selling prices of the Company’s products; the Company’s reliance on a limited number of suppliers and subcontractors for components and materials; changes in projected or anticipated end-user markets; and the Company's ability to forecast and achieve anticipated net sales and earnings estimates in light of periodic economic uncertainty; and those factors set forth under "Risk Factors" in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2023 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023, and under “Risk Factors” in this Quarterly Report on Form 10-Q, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with SEC. In light of the significant risks and uncertainties inherent in the forward-looking information included herein that may cause actual performance and results to differ materially from those predicted, any such forward-looking information should not be regarded as representations or guarantees by the Company of future performance or results, or that its objectives or plans will be achieved, or that any of its operating expectations or financial forecasts will be realized. Reported results should not be considered an indication of future performance. Investors are cautioned not to place undue reliance on any forward-looking information contained herein, which reflect management’s analysis only as of the date hereof. Except as required by law, the Company assumes no obligation to publicly release the results of any update or revision to any forward-looking statement that may be made to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated or future events, or otherwise.
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

PART I - FINANCIAL INFORMATION

ITEM 1.Financial Statements

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	April 30, 2023	May 1, 2022
Net sales	$236,539	$202,149
Cost of sales	122,738	71,896
Amortization of acquired technology	10,855	1,048
Total cost of sales	133,593	72,944
Gross profit	102,946	129,205
Operating costs and expenses, net:
Selling, general and administrative	58,117	43,364
Product development and engineering	51,827	38,789
Intangible amortization	4,882	—
Total operating costs and expenses, net	114,826	82,153
Operating (loss) income	(11,880)	47,052
Interest expense	(20,510)	(1,197)
Interest income	1,069	364
Non-operating expense, net	(473)	(102)
Investment impairments and credit loss reserves, net	(33)	(24)
(Loss) income before taxes and equity method (loss) income	(31,827)	46,093
(Benefit) provision for income taxes	(2,417)	8,069
Net (loss) income before equity method (loss) income	(29,410)	38,024
Equity method (loss) income	(7)	24
Net (loss) income	(29,417)	38,048
Net loss attributable to noncontrolling interest	(2)	(1)
Net (loss) income attributable to common stockholders	$(29,415)	$38,049
(Loss) earnings per share:
Basic	$(0.46)	$0.59
Diluted	$(0.46)	$0.59
Weighted-average number of shares used in computing (loss) earnings per share:
Basic	63,924	63,950
Diluted	63,924	64,553
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND LOSS
(in thousands)
(unaudited)

	Three Months Ended
	April 30, 2023	May 1, 2022
Net (loss) income	$(29,417)	$38,048
Other comprehensive (loss) income, net:
Unrealized loss on foreign currency cash flow hedges, net	(123)	—
Reclassifications of realized gain on foreign currency cash flow hedges, net to net (loss) income	(112)	—
Unrealized gain on interest rate cash flow hedges, net	418	1,258
Reclassifications of realized (gain) loss on interest rate cash flow hedges, net to net (loss) income	(1,756)	119
Cumulative translation adjustment	(1,001)	—
Change in defined benefit plans, net	(50)	23
Other comprehensive (loss) income, net	(2,624)	1,400
Comprehensive (loss) income	(32,041)	39,448
Comprehensive loss attributable to noncontrolling interest	(2)	(1)
Comprehensive (loss) income attributable to common stockholders	$(32,039)	$39,449
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	April 30, 2023	January 29, 2023
Assets
Current assets:
Cash and cash equivalents	$164,198	$235,510
Accounts receivable, less allowances of $3,634 and $3,881, respectively	145,383	161,695
Inventories	213,234	207,704
Prepaid taxes	11,554	6,243
Other current assets	130,030	111,634
Total current assets	664,399	722,786
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $267,192 and $257,978, respectively	165,341	169,293
Deferred tax assets	67,490	63,783
Goodwill	1,288,828	1,281,703
Other intangible assets, net	198,784	215,102
Other assets	115,182	116,961
TOTAL ASSETS	$2,500,024	$2,569,628
Liabilities and Equity
Current liabilities:
Accounts payable	$74,407	$100,676
Accrued liabilities	192,654	253,075
Current portion of long-term debt	42,695	43,104
Total current liabilities	309,756	396,855
Non-current liabilities:
Deferred tax liabilities	4,708	5,065
Long-term debt	1,336,636	1,296,966
Other long-term liabilities	115,715	114,707

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 63,957,748 outstanding and 78,136,144 issued and 63,870,851 outstanding, respectively	785	785
Treasury stock, at cost, 14,178,396 shares and 14,265,563 shares, respectively	(575,317)	(577,907)
Additional paid-in capital	477,999	471,374
Retained earnings	828,825	858,240
Accumulated other comprehensive income	736	3,360
Total stockholders’ equity	733,028	755,852

Noncontrolling interest	181	183
Total equity	733,209	756,035
TOTAL LIABILITIES AND EQUITY	$2,500,024	$2,569,628
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended April 30, 2023
	Common Stock					Accumulated Other Comprehensive Income
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Earnings		Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at January 29, 2023	63,870,581	$785	$(577,907)	$471,374	$858,240	$3,360	$755,852	$183	$756,035
Net loss	—	—	—	—	(29,415)	—	(29,415)	(2)	(29,417)
Other comprehensive loss	—	—	—	—	—	(2,624)	(2,624)	—	(2,624)
Share-based compensation	—	—	—	10,820	—	—	10,820	—	10,820
Treasury stock reissued to settle share-based awards	87,167	—	2,590	(4,195)	—	—	(1,605)	—	(1,605)
Balance at April 30, 2023	63,957,748	$785	$(575,317)	$477,999	$828,825	$736	$733,028	$181	$733,209

	Three Months Ended May 1, 2022
	Common Stock					Accumulated Other Comprehensive Loss
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Earnings		Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at January 30, 2022	64,098,565	$785	$(549,942)	$491,956	$796,860	$(2,075)	$737,584	$191	$737,775
Net income	—	—	—	—	38,049	—	38,049	(1)	38,048
Other comprehensive income	—	—	—	—	—	1,400	1,400	—	1,400
Share-based compensation	—	—	—	12,103	—	—	12,103	—	12,103
Repurchase of common stock	(762,093)	—	(50,000)	—	—	—	(50,000)	—	(50,000)
Treasury stock reissued to settle share-based awards	130,461	—	3,755	(7,908)	—	—	(4,153)	—	(4,153)
Balance at May 1, 2022	63,466,933	$785	$(596,187)	$496,151	$834,909	$(675)	$734,983	$190	$735,173

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	April 30, 2023	May 1, 2022
Cash flows from operating activities:
Net (loss) income	$(29,417)	$38,048
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	24,523	7,668
Amortization of right-of-use assets	1,635	1,140
Investment impairments and credit loss reserves, net	33	24
Accretion of deferred financing costs and debt discount	1,414	121
Deferred income taxes	(3,337)	1,747
Share-based compensation	8,404	10,893
Loss on disposition of business operations and assets	19	8
Equity method loss (income)	7	(24)
Corporate-owned life insurance, net	1,445	(47)
Changes in assets and liabilities:
Accounts receivable, net	16,449	5,147
Inventories	(5,700)	712
Other assets	(14,430)	3,017
Accounts payable	(17,644)	(126)
Accrued liabilities	(71,809)	(16,808)
Other liabilities	(1,579)	(1,469)
Net cash (used in) provided by operating activities	(89,987)	50,051
Cash flows from investing activities:
Purchase of property, plant and equipment	(13,977)	(8,315)
Purchase of investments	(430)	(2,000)
Proceeds from corporate-owned life insurance	—	2,676
Premiums paid for corporate-owned life insurance	—	(2,676)
Net cash used in investing activities	(14,407)	(10,315)
Cash flows from financing activities:
Proceeds from revolving line of credit	40,000	10,000
Deferred financing costs	(4,667)	—
Payments for employee share-based compensation payroll taxes	(1,605)	(4,570)
Proceeds from exercise of stock options	—	417
Repurchase of common stock	—	(50,000)
Net cash provided by (used in) financing activities	33,728	(44,153)
Effect of foreign exchange rate changes on cash and cash equivalents	(646)	—
Net decrease in cash and cash equivalents	(71,312)	(4,417)
Cash and cash equivalents at beginning of period	235,510	279,601
Cash and cash equivalents at end of period	$164,198	$275,184
Supplemental disclosure of cash flow information:
Interest paid	$17,117	$987
Income taxes paid	$8,662	$3,347
Non-cash investing and financing activities:
Accounts payable related to capital expenditures	$3,664	$3,808
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Organization and Basis of Presentation
Nature of Business
Semtech Corporation (together with its consolidated subsidiaries, the "Company" or "Semtech") is a high-performance semiconductor, IoT systems and cloud connectivity service provider. The end customers for the Company’s silicon solutions are primarily original equipment manufacturers that produce and sell technology solutions. The Company’s IoT module, router, gateway and managed connectivity solutions ship to IoT device makers and enterprises to provide IoT connectivity to end devices.
The Company designs, develops and markets a wide range of products for commercial applications, the majority of which are sold into the infrastructure, high-end consumer and industrial end markets.
Basis of Presentation
The Company reports results on the basis of 52 and 53-week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in the fourth quarter of 53-week years. The first quarters of fiscal years 2024 and 2023 each consisted of 13 weeks.
Principles of Consolidation
The accompanying interim unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2023 ("Annual Report"). The Company’s interim unaudited condensed consolidated statements of operations are referred to herein as the "Statements of Operations," the Company’s interim unaudited condensed consolidated balance sheets are referred to herein as the "Balance Sheets," and the Company's interim unaudited condensed consolidated statements of cash flows are referred to herein as the "Statements of Cash Flows." In the opinion of the Company, these interim unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the financial position of the Company for the interim periods presented. All intercompany balances have been eliminated. Because the interim unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for a complete set of consolidated financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report. The results reported in these interim unaudited condensed consolidated financial statements should not be regarded as indicative of results that may be expected for any subsequent period or for the entire year.
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
Reclassification
In fiscal year 2023, the Company reclassified amounts recorded for amortization of acquired technology intangible assets as a component of cost of sales. This was applied retrospectively and resulted in the reclassification of $1.0 million of amortization of acquired technology intangible assets for the three months ended May 1, 2022, from "Intangible amortization" within "Total operating costs and expenses, net" to "Amortization of acquired technology" within "Total cost of sales" in the Statements of Operations, which also had the impact of reducing gross profit by the same amount. This reclassification did not impact the Company's operating income, net income or earnings per share for any historical periods and also did not impact the Company's Balance Sheets or Statements of Cash Flows.

Note 2: Acquisition
Sierra Wireless, Inc.
On January 12, 2023 (the "Acquisition Date"), the Company completed the acquisition of all of the issued and outstanding common shares of Sierra Wireless, Inc. ("Sierra Wireless") in an all-cash transaction representing a total purchase consideration of approximately $1.3 billion (the "Sierra Wireless Acquisition"). The results of operations of Sierra Wireless have been included in the Statements of Operations since the Acquisition Date.
The transaction was accounted for as a business combination in accordance with Accounting Standards Codification ("ASC") 805, "Business Combinations." The purchase price allocation for the Sierra Wireless Acquisition is preliminary. The Company made an initial allocation of the purchase price at the Acquisition Date based upon its understanding of the fair value of the acquired assets and assumed liabilities based on the information that was currently available. As of April 30, 2023, the measurement period (not to exceed one year) is open; therefore, the assets acquired and liabilities assumed related to the Sierra Wireless Acquisition are subject to adjustment until the end of the measurement period. The Company is in the process of specifically identifying the amounts assigned to certain tangible assets and liabilities acquired, identifiable intangible assets, certain legal matters, income and non-income based taxes, residual goodwill, and the allocation of goodwill to reporting units, and the Company is in the process of reviewing the related third-party valuation. The fair values of acquired intangibles are determined based on estimates and assumptions that are deemed reasonable by the Company. The amounts recorded at the Acquisition Date are preliminary estimates that are subject to change and related accounting adjustments may be materially different as the Company obtains additional information during the post-acquisition measurement period. In the fourth quarter of fiscal year 2023, a preliminary goodwill balance of $931.4 million was recognized for the excess of the consideration transferred over the net assets acquired and represented the expected revenue and cost synergies of the combined company and assembled workforce. In the first quarter of fiscal year 2024, the Company recorded measurement period adjustments that increased goodwill by $7.1 million as a result of an adjustment to accrued legal liabilities assumed in the Sierra Wireless Acquisition including a $12.7 million increase to accrued liabilities and a $1.8 million increase to long-term liabilities, as well as a $7.4 million increase to related insurance receivables recorded in other current assets. These measurement period adjustments have been recorded to reflect facts and circumstances that existed as of the Acquisition Date.
The following table provides a summary of the pro forma unaudited consolidated results of operations as if the Sierra Wireless Acquisition had been completed on February 1, 2021 (the first day of fiscal year 2022):

Three Months Ended
May 1, 2022
(in thousands)	(unaudited)
Total revenues	$375,106
Net loss	$(396)
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

Note 3: (Loss) Earnings per Share
The computation of basic and diluted (loss) earnings per share was as follows:

	Three Months Ended
(in thousands, except per share data)	April 30, 2023	May 1, 2022
Net (loss) income attributable to common stockholders	$(29,415)	$38,049

Weighted-average shares outstanding–basic	63,924	63,950
Dilutive effect of share-based compensation	—	603
Weighted-average shares outstanding–diluted	63,924	64,553

(Loss) earnings per share:
Basic	$(0.46)	$0.59
Diluted	$(0.46)	$0.59

Anti-dilutive shares not included in the above calculations:
Share-based compensation	2,129	64
Warrants	8,573	—
Total anti-dilutive shares	10,702	64
Basic earnings or loss per share is computed by dividing income or loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the reporting period. Diluted earnings or loss per share incorporates the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of non-qualified stock options and the vesting of restricted stock units, market-condition restricted stock units and financial metric-based restricted stock units if certain conditions have been met, but excludes such incremental shares that would have an anti-dilutive effect.
Any dilutive effect of the Warrants (see Note 9, Long-Term Debt) is calculated using the treasury-stock method. During the three months ended April 30, 2023, the Warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of the Company's common stock for the reporting period and due to net loss.

Note 4: Share-Based Compensation
Financial Statement Effects and Presentation
Pre-tax share-based compensation was included in the Statements of Operations as follows:

	Three Months Ended
(in thousands)	April 30, 2023	May 1, 2022
Cost of sales	$363	$775
Selling, general and administrative	4,502	6,132
Product development and engineering	3,539	3,986
Total share-based compensation	$8,404	$10,893
Restricted Stock Units, Employees
The Company grants restricted stock units to certain employees of which a portion are expected to be settled with shares of the Company's common stock and a portion are expected to be settled in cash. The restricted stock units that are to be settled with shares are accounted for as equity. The grant date for these awards is equal to the measurement date and they are valued as of the measurement date, based on the fair value of the Company's common stock at the grant date, and recognized as share-based compensation expense over the requisite vesting period (typically 3 or 4 years). The restricted stock units that are to be settled in cash are accounted for as liabilities and the value of the awards is re-measured at the end of each reporting period until settlement at the end of the requisite vesting period (typically 3 years). In the three months ended April 30, 2023, the Company granted to certain employees 582,000 restricted stock units that settle in shares with a weighted-average grant date fair value of $30.16, including 232,635 restricted stock units granted to the Chief Executive Officer that vest quarterly over an 18-month period in connection with his announced retirement from the Company. In the three months ended April 30, 2023, the Company granted to certain employees 9,432 restricted stock units that settle in cash.
Restricted Stock Units, Non-Employee Directors
The Company maintains a compensation program pursuant to which restricted stock units are granted to the Company’s directors that are not employed by the Company or any of its subsidiaries. Under the Company's director compensation program, a portion of the restricted stock units granted under the program would be settled in cash and a portion would be settled in shares of the Company's common stock. Restricted stock units awarded under the program are generally scheduled to vest on the earlier of (i) one year after the grant date or (ii) the day immediately preceding the first annual meeting of the Company's stockholders following the grant. The portion of a restricted stock unit award under the program that is to be settled in cash will, subject to vesting, be settled when the director who received the award separates from the board of directors. The portion of a restricted stock unit award under the program that is to be settled in shares of stock will, subject to vesting, be settled promptly following vesting. In the three months ended April 30, 2023, the Company granted to certain non-employee directors 1,776 restricted stock units that settle in cash and 1,776 restricted stock units that settle in shares with a weighted-average grant date fair value of $21.65.
Total Stockholder Return ("TSR") Market-Condition Restricted Stock Units
The Company grants TSR market-condition restricted stock units (the "TSR Awards") to certain executives of the Company, which are settled in shares and accounted for as equity awards. The TSR Awards have a pre-defined market-condition, which determines the number of shares that ultimately vest, as well as a service condition. The TSR Awards are valued as of the grant date using a Monte Carlo simulation, which takes into consideration the possible outcomes pertaining to the TSR market condition and expense is recognized on a straight-line basis over the requisite service periods and is adjusted for any actual forfeitures.
In the three months ended April 30, 2023, the Company granted 109,107 TSR Awards. The market condition is determined based upon the Company’s TSR benchmarked against the TSR of the Russell 3000 Index over one, two and three year performance periods (one-third of the awards vesting each performance period). Generally, the award recipients must be employed for the entire performance period and be an active employee at the time of vesting of the awards. The grant-date fair values per unit of the TSR Awards granted in the three months ended April 30, 2023 for each one, two and three year performance period were $39.47, $45.36 and $49.79, respectively. Under the terms of these awards, assuming the highest performance level of 200% with no cancellations due to forfeitures, the maximum potential number of shares that can be earned in aggregate for the cumulative fiscal years 2024, 2025 and 2026 performance periods would be 218,214 shares.
Financial Metric-Based Restricted Stock Units
The Company grants financial metric-based restricted stock units to certain executives of the Company, which are settled in shares and accounted for as equity awards. These awards have a performance condition in addition to a service condition. The number of vested shares for each performance period is determined based on the Company’s attainment of pre-established revenue and non-GAAP operating income targets for the respective performance period. The vesting for tranches after the initial performance period is dependent on revenue and non-GAAP operating income for the preceding performance period. The financial metric-based restricted stock units are valued as of the measurement date and compensation cost is recognized using the accelerated attribution method over the requisite service period based on the number of shares that are probable of attainment for each fiscal year.
In the three months ended April 30, 2023, the Company granted 109,107 financial metric-based restricted stock units with a weighted-average grant date fair value of $30.21 that vest over one, two and three year performance periods (one-third of the awards vesting each performance period). Generally, the award recipients must be employed for the entire performance period and be an active employee at the time of vesting of the awards. Under the terms of these awards, assuming the highest performance level of 200% with no cancellations due to forfeitures, the maximum potential number of shares that can be earned in aggregate for the cumulative fiscal years 2024, 2025 and 2026 performance periods would be 218,214 shares.

Note 5: Available-for-sale securities
The following table summarizes the values of the Company’s available-for-sale securities:

	April 30, 2023			January 29, 2023
(in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gain/(Loss)	Fair Value	Amortized Cost	Gross Unrealized Gain/(Loss)
Convertible debt investments	$14,305	$15,978	$(1,673)	$13,995	$15,635	$(1,640)
Total available-for-sale securities	$14,305	$15,978	$(1,673)	$13,995	$15,635	$(1,640)
The following table summarizes the maturities of the Company’s available-for-sale securities:

	April 30, 2023
(in thousands)	Fair Value	Amortized Cost
Within 1 year	$12,803	$13,975
After 1 year through 5 years	1,502	2,003
Total available-for-sale securities	$14,305	$15,978
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

	April 30, 2023				January 29, 2023
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swap agreement	$7,024	$—	$7,024	$—	$6,067	$—	$6,067	$—
Total return swap contracts	—	—	—	—	91	—	91	—
Convertible debt investments	14,305	—	—	14,305	13,995	—	—	13,995
Foreign currency forward contracts	399	—	399	—	717	—	717	—
Total financial assets	$21,728	$—	$7,423	$14,305	$20,870	$—	$6,875	$13,995

Financial liabilities:
Interest rate swap agreement	9,126	—	9,126	—	6,432	—	6,432	—
Total return swap contracts	6	—	6	—	—	—	—	—
Total financial liabilities	$9,132	$—	$9,132	$—	$6,432	$—	$6,432	$—
During the three months ended April 30, 2023, the Company had no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3. As of April 30, 2023 and January 29, 2023, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
The convertible debt investments are valued utilizing a combination of estimates that are based on the estimated discounted cash flows associated with the debt and the fair value of the equity into which the debt may be converted, all of which are Level 3 inputs.
The following table presents a reconciliation of the changes in convertible debt investments in the three months ended April 30, 2023:

(in thousands)
Balance at January 29, 2023	$13,995
Increase in credit loss reserve	(33)
Interest accrued	343
Balance at April 30, 2023	$14,305
The interest rate swap agreements are measured at fair value using readily available interest rate curves (Level 2 inputs). The fair value of each agreement is determined by comparing, for each settlement, the contract rate to the forward rate and discounting to the present value. Contracts in a gain position are recorded in "Other current assets" and "Other assets" in the Balance Sheets and the value of contracts in a loss position are recorded in "Accrued liabilities" and "Other long-term liabilities" in the Balance Sheets. See Note 17, Derivatives and Hedging Activities, for further discussion of the Company’s derivative instruments.
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
Instruments Not Recorded at Fair Value
Some of the Company’s financial instruments are not measured at fair value, but are recorded at amounts that approximate fair value due to their liquid or short-term nature. Such financial assets and financial liabilities include: cash and cash equivalents including money market deposits, net receivables, certain other assets, accounts payable, accrued expenses, accrued personnel costs, and other current liabilities. The Company’s revolving loans and Term Loans (as defined below) are recorded at cost, which approximates fair value as the debt instruments bear interest at a floating rate. The Notes (as defined below) are carried at face value less unamortized debt issuance costs, with interest expense reflecting the cash coupon plus the amortization of the capitalized issuance costs. The estimated fair values are determined based on the actual bid price of the Notes as of the last business day of the period.
The following table displays the carrying values and fair values of the Notes:

		April 30, 2023		January 29, 2023
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
1.625% convertible senior notes due 2027, net (1)	Level 2	308,710	264,491	308,150	345,075
(1) The 1.625% convertible senior notes due 2027, net are reflected net of $10.8 million and $11.4 million of unamortized debt issuance costs as of April 30, 2023 and January 29, 2023, respectively.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company reduces the carrying amounts of its goodwill, intangible assets, long-lived assets and non-marketable equity securities to fair value when it determines they are impaired.
Investment Impairments and Credit Loss Reserves
The total credit loss reserve for the Company's held-to-maturity debt securities and available-for-sale debt securities was $4.2 million as of April 30, 2023 and January 29, 2023. Credit loss reserves related to the Company’s available-for-sale debt securities and held-to-maturity debt securities with maturities within one year were included in “Other current assets” and with maturities greater than one year were included in “Other assets” in the Balance Sheets.

Note 7: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

(in thousands)	April 30, 2023	January 29, 2023
Raw materials and electronic components	$76,556	$76,919
Work in progress	91,331	88,764
Finished goods	45,347	42,021
Total inventories	$213,234	$207,704

Note 8: Goodwill and Intangible Assets
Goodwill
The carrying amounts of goodwill by applicable reporting unit were as follows:

(in thousands)	Signal Integrity	Advanced Protection and Sensing	IoT System	IoT Connected Services	Unallocated	Total
Balance at January 29, 2023	$274,085	$14,639	$61,582	$—	$931,397	$1,281,703
Measurement period adjustment	—	—	—	—	7,125	$7,125
Balance at April 30, 2023	$274,085	$14,639	$61,582	$—	$938,522	$1,288,828
Goodwill is not amortized, but is tested for impairment at the reporting unit level using either a qualitative or quantitative assessment on an annual basis during the fourth quarter of each fiscal year, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit (see Note 15 on segment information). As of April 30, 2023, there was no indication of impairment of the Company's goodwill balances.
On January 12, 2023, the Company acquired all of the outstanding equity interests in Sierra Wireless and a preliminary goodwill balance of $931.4 million was recognized for the excess of the consideration transferred over the net assets acquired and represented the expected revenue and cost synergies of the combined company and assembled workforce. In the first quarter of fiscal year 2024, the Company recorded measurement period adjustments that increased goodwill by $7.1 million. See Note 2, Acquisition, for further discussion of the Sierra Wireless Acquisition. Goodwill resulting from this transaction has not yet been allocated at the reporting unit level, but will be allocated to the IoT System and IoT Connected Services reporting units when the purchase price allocation is finalized during the measurement period and an analysis has been completed to determine an appropriate allocation based on the relative fair value of each of these reporting units.
Purchased Intangibles
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions, which are amortized over their estimated useful lives:

		April 30, 2023			January 29, 2023
(in thousands, except estimated useful life)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technologies	1-8 years	$175,114	$(32,011)	$143,103	$175,080	$(21,156)	$153,924
Customer relationships	1-10 years	52,381	(4,776)	47,605	53,000	(690)	52,310
Trade name	2-10 years	9,000	(924)	8,076	9,000	(132)	8,868
Total finite-lived intangible assets		$236,495	$(37,711)	$198,784	$237,080	$(21,978)	$215,102
Amortization expense of finite-lived intangible assets was as follows:

	Three Months Ended
(in thousands)	April 30, 2023	May 1, 2022
Core technologies	$10,855	$1,048
Customer relationships	4,090	—
Trade name	792	—
Total amortization expense	$15,737	$1,048
Amortization expense of finite-lived intangible assets related to core technologies was recorded in "Amortization of acquired technology" within "Total cost of sales" in the Statements of Operations and amortization expense of finite-lived intangible assets related to customer relationships and trade name was recorded in "Intangible amortization" within "Total operating costs and expenses, net" in the Statements of Operations. As of the Acquisition Date, the weighted-average amortization period for the finite-lived intangible assets acquired in the Sierra Wireless Acquisition was 5.3 years, which reflects weighted-average amortization periods of 4.4 years, 7.9 years and 6.2 years for core technologies, customer relationships and trade name, respectively.

Future amortization expense of finite-lived intangible assets is expected as follows:

(in thousands)	Core Technologies	Customer Relationships	Trade name	Total
2024 (remaining nine months)	$30,620	$11,762	$2,375	$44,757
2025	39,542	4,003	1,722	45,267
2026	32,434	4,003	500	36,937
2027	17,573	4,003	500	22,076
2028	13,562	4,003	500	18,065
Thereafter	9,372	19,831	2,479	31,682
Total expected amortization expense	$143,103	$47,605	$8,076	$198,784

Note 9: Long-Term Debt
Long-term debt and the current period interest rates were as follows:

(in thousands, except percentages)	April 30, 2023	January 29, 2023
Revolving loans	$190,000	$150,000
Terms loans	895,000	895,000
1.625% convertible senior notes due 2027	319,500	319,500
Total debt	$1,404,500	$1,364,500
Current portion, net	$(42,695)	$(43,104)
Debt issuance costs	(25,169)	(24,430)
Total long-term debt, net of debt issuance costs	$1,336,636	$1,296,966
Weighted-average effective interest rate (1)	5.65%	4.84%
(1) The revolving loans and Term Loans (as defined below) bear interest at variable rates based on Adjusted Term SOFR or a Base Rate (as defined herein), at the Company’s option, plus an applicable margin that varies based on the Company’s consolidated leverage ratio. In the first quarter of fiscal year 2024, the Company entered into an interest rate swap agreement with a 2.75 year term to hedge the variability of interest payments on $150.0 million of debt outstanding on the Term Loans at a fixed Term SOFR rate of 3.58%, plus a variable margin and spread based on the Company's consolidated leverage ratio. In the fourth quarter of fiscal year 2023, the Company entered into an interest rate swap agreement with a 5 year term to hedge the variability of interest payments on $450.0 million of debt outstanding on the Term Loans at a fixed Term SOFR rate of 3.44%, plus a variable margin and spread based on the Company's consolidated leverage ratio. In the first quarter of fiscal year 2021, the Company entered into an interest rate swap agreement with a 3 year term to hedge the variability of interest payments on the first $150.0 million of debt outstanding on the Revolving Credit Facility at a fixed LIBOR-referenced rate of 0.73% plus a variable margin and spread based on the Company's consolidated leverage ratio. As of April 30, 2023, the effective interest rate was a weighted-average rate that represented (a) interest on the revolving loans at a floating SOFR rate of 4.88% plus a margin and spread of 2.61% (total floating rate of 7.49%), (b) interest on $450.0 million of the debt outstanding on the Term Loans at a fixed SOFR rate of 3.44% plus a margin and spread of 2.60% (total fixed rate of 6.04%), (c) interest on $150.0 million of the debt outstanding on the Terms Loans at a fixed SOFR rate of 3.58% plus a margin and spread of 2.60% (total fixed rate of 6.18%), (d) interest on the remaining debt outstanding on the Term Loans at a floating SOFR rate of 4.88% plus a margin and spread of 2.60% (total floating rate of 7.48%) and (e) interest on the Notes outstanding at a fixed rate of 1.625%. As of January 29, 2023, the effective interest rate was a weighted average-rate that represented (a) interest on the revolving loans at a fixed LIBOR rate of 0.73% plus a margin and spread of 2.36% (total fixed rate of 3.09%) (b) interest on $450.0 million of the debt outstanding on the Term Loans at a fixed SOFR rate of 3.44% plus a margin and spread of 2.35% (total fixed rate of 5.79%), (c) interest on the remaining debt outstanding on the Term Loans at a floating SOFR rate of 4.43% plus a margin and spread of 2.35% (total floating rate of 6.78%) and (d) interest on the Notes outstanding at a fixed rate of 1.625%.
Credit Agreement
On November 7, 2019, the Company, with certain of its domestic subsidiaries as guarantors, entered into an amended and restated credit agreement (as amended, restated or otherwise modified from time to time, the "Credit Agreement") with the lenders party thereto and HSBC Bank USA, National Association, as administrative agent, swing line lender and letter of credit issuer. In connection with the Sierra Wireless Acquisition, on September 26, 2022, the Company entered into a third amendment and restatement agreement (the “Restatement Agreement”), which became effective at the time of closing of the Sierra Wireless Acquisition, to among other things provide for the partial extension of the revolving commitments under the Credit Agreement and to incur term loans to finance the Sierra Wireless Acquisition and related costs and expenses.
After effectiveness of the Restatement Agreement, the revolving credit facility thereunder (the "Revolving Credit Facility") was $600.0 million, of which $195.0 million was scheduled to mature on November 7, 2024 and $405.0 million was scheduled to mature on January 12, 2028, and the term loans thereunder (the "Term Loans") were outstanding in an aggregate principal amount of $895.0 million and scheduled to mature on January 12, 2028. Up to $40.0 million of the Revolving Credit Facility may be used to obtain letters of credit, up to $25.0 million of the Revolving Credit Facility may be used to obtain swing line loans, and up to $75.0 million of the Revolving Credit Facility may be used to obtain revolving loans and letters of credit in certain currencies other than U.S. Dollars ("Alternative Currencies"). The proceeds of the Revolving Credit Facility may be used by the Company for capital expenditures, permitted acquisitions, permitted dividends, working capital and general corporate purposes.
No amortization is required with respect to the revolving loans. Prior to the effectiveness of the Second Amendment described below, the Term Loans amortized in equal quarterly installments of 1.25% of the original principal amount thereof, with the balance due at maturity. The Company may voluntarily prepay borrowings at any time and from time to time, without premium or penalty, other than customary "breakage costs" in certain circumstances.
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

On February 24, 2023, the Company entered into the first amendment (the “First Amendment”) to the Credit Agreement, in order to, among other things, (i) increase the maximum consolidated leverage ratio covenant for certain test periods as set forth therein, (ii) reduce the minimum consolidated interest coverage ratio covenant for certain test periods as set forth therein, (iii) provide that, during the period that financial covenant relief pursuant to the First Amendment is in effect, the interest rate margin for (1) Term SOFR loans is deemed to be 2.50% and (2) Base Rate loans is deemed to be 1.50% per annum and (iv) make certain other changes as set forth therein.
After the First Amendment but prior to the effectiveness of the Second Amendment described below, interest on loans made under the Credit Agreement in U.S. Dollars accrued, at the Company's option, at a rate per annum equal to (1) the Base Rate (as defined below) plus a margin ranging from 0.25% to 1.25% depending upon the Company’s consolidated leverage ratio (except that, during the period that financial covenant relief pursuant to the First Amendment was in effect, the margin was deemed to be 1.50% per annum) or (2) Adjusted Term SOFR (as defined in the Credit Agreement, including certain credit spread adjustments) for an interest period to be selected by the Company plus a margin ranging from 1.25% to 2.25% depending upon the Company's consolidated leverage ratio (except that, during the period that financial covenant relief pursuant to the First Amendment was in effect, the margin was deemed to be 2.50% per annum) (such margin, the "Applicable Margin"). The "Base Rate" is equal to a fluctuating rate equal to the highest of (a) the Prime Rate (as defined in the Credit Agreement), (b) 0.50% above the NYFRB Rate (as defined in the Credit Agreement) and (c) one-month Adjusted Term SOFR (as defined in the Credit Agreement) plus 1.00%. Interest on loans made under the Revolving Credit Facility in Alternative Currencies accrues at a rate per annum equal to a customary benchmark rate (including, in certain cases, credit spread adjustments) plus the Applicable Margin.
The Credit Agreement contains customary covenants, including limitations on the Company’s ability to, among other things, incur indebtedness, create liens on assets, engage in certain fundamental corporate changes, make investments, repurchase stock, pay dividends or make similar distributions, engage in certain affiliate transactions, or enter into agreements that restrict the Company's ability to create liens, pay dividends or make loan repayments. In addition, the Company must comply with financial covenants which, after the First Amendment but prior to the effectiveness of the Second Amendment described below were as follows (unless the covenant relief period under the First Amendment was earlier terminated by the Company):
•maintaining a maximum consolidated leverage ratio, determined as of the last day of each fiscal quarter, of (i) 4.75 to 1.00, for the fiscal quarter ending on or around April 30, 2023, (ii) 5.75 to 1.00 for the fiscal quarter ending on or around July 31, 2023, (iii) 5.75 to 1.00 for the fiscal quarter ending on or around October 31, 2023, (iv) 5.50 to 1.00 for the fiscal quarter ending on or around January 31, 2024, (v) 4.75 to 1.00 for the fiscal quarter ending on or around April 30, 2024, (vi) 4.50 to 1.00 for the fiscal quarter ending on or around July 31, 2024, and (vii) 3.75 to 1.00 for the fiscal quarter ending on or around October 31, 2024 and each fiscal quarter thereafter subject to increase to 4.25 to 1.00 for the four full consecutive fiscal quarters ending on or after the date of consummation of a permitted acquisition that constitutes a "Material Acquisition" under the Credit Agreement, subject to the satisfaction of certain conditions; and
•maintaining a minimum consolidated interest expense coverage ratio, determined as of the last day of each fiscal quarter, of (i) 2.50 to 1.00 for the fiscal quarter ending on or around April 30, 2023, (ii) 2.25 to 1.00 for the fiscal quarter ending on or around July 31, 2023, (iii) 2.00 to 1.00 for the fiscal quarter ending on or around October 31, 2023, (iv) 2.25 to 1.00 for the fiscal quarter ending on or around January 31, 2024, (v) 2.50 to 1.00 for the fiscal quarter ending on or around April 30, 2024, and (vi) 3.50 to 1.00 for the fiscal quarter ending on or around July 31, 2024 and each fiscal quarter thereafter.
The Credit Agreement also contains customary provisions pertaining to events of default. If any event of default occurs, the obligations under the Credit Agreement may be declared due and payable, terminated upon written notice to the Company and existing letters of credit may be required to be cash collateralized.
On June 6, 2023, the Company entered into the second amendment (the "Second Amendment") to the Credit Agreement, in order to, among other things, (i) increase the maximum consolidated leverage ratio covenant for certain test periods as set forth therein and described below, (ii) reduce the minimum consolidated interest coverage ratio covenant for certain test periods as set forth therein and described below, (iii) modify the pricing grid applicable to loans under the Credit Agreement during the covenant relief period as set forth therein and described below, (iv) impose a minimum liquidity covenant for certain periods during the covenant relief period as set forth therein and described below, (v) increase the annual amortization in respect of the term loans thereunder to 7.5% per annum for certain periods as set forth therein, (vi) impose an “anti-cash hoarding” condition to the borrowing of revolving loans as set forth therein, (vii) provide that the maturity date for the term loans and revolving loans shall be the day that is 91 days prior to the stated maturity date of the Notes if the Notes have not otherwise been refinanced or extended to at least 91 days after the stated maturity date of the term loans and revolving loans, the aggregate principal amount of non-extended outstanding Notes and certain replacement debt exceeds $50 million and a minimum liquidity condition is not satisfied, (viii) provide for the reduction of the aggregate revolving commitments thereunder by $100 million, (ix) require that the Company appoint a financial advisor and (x) make certain other modifications to the mandatory prepayments (including the imposition of an excess cash flow mandatory prepayment), collateral provisions and covenants (including additional limitations on debt, liens, investments and restricted payments such as dividends) as set forth therein.
After the effectiveness of the Second Amendment, interest on loans made under the Credit Agreement in U.S. Dollars accrues, at the Company's option, at a rate per annum equal to (1) the Base Rate (as defined above) plus a margin ranging from 0.25% to 2.75% depending upon the Company’s consolidated leverage ratio (except that, during the period that financial covenant relief pursuant to the Second Amendment is in effect, the margin will not be less than 2.25% per annum) or (2) Adjusted Term SOFR (as defined in the Credit Agreement, including certain credit spread adjustments) for an interest period to be selected by the Company plus a margin ranging from 1.25% to 3.75% depending upon the Company's consolidated leverage ratio (except that, during the period that financial covenant relief pursuant to the Second Amendment is in effect, the margin will not be less than 3.25% per annum).
After the effectiveness of the Second Amendment, the financial covenants in the Credit Agreement are as follows (unless the covenant relief period under the Second Amendment is earlier terminated by the Company):
•maintaining a maximum consolidated leverage ratio, determined as of the last day of each fiscal quarter, of (i) 4.75 to 1.00, for the fiscal quarter ending on or around April 30, 2023, (ii) 6.80 to 1.00 for the fiscal quarter ending on or around July 31, 2023, (iii) 8.17 to 1.00 for the fiscal quarter ending on or around October 31, 2023, (iv) 8.58 to 1.00 for the fiscal quarter ending on or around January 31, 2024, (v) 7.26 to 1.00 for the fiscal quarter ending on or around April 30, 2024, (vi) 6.36 to 1.00 for the fiscal quarter ending on or around July 31, 2024, (vii) 5.85 to 1.00 for the fiscal quarter ending on or around October 31, 2024, (viii) 5.77 to 1.00 for the fiscal quarter ending on or around January 31, 2025, and (ix) 3.75 to 1.00 for the fiscal quarter ending on or around April 30, 2025 and each fiscal quarter thereafter subject to increase to 4.25 to 1.00 for the four full consecutive fiscal quarters ending on or after the date of consummation of a permitted acquisition that constitutes a "Material Acquisition" under the Credit Agreement, subject to the satisfaction of certain conditions;
•maintaining a minimum consolidated interest expense coverage ratio, determined as of the last day of each fiscal quarter, of (i) 2.50 to 1.00 for the fiscal quarter ending on or around April 30, 2023, (ii) 2.04 to 1.00 for the fiscal quarter ending on or around July 31, 2023, (iii) 1.66 to 1.00 for the fiscal quarter ending on or around October 31, 2023, (iv) 1.61 to 1.00 for the fiscal quarter ending on or around January 31, 2024, (v) 1.81 to 1.00 for the fiscal quarter ending on or around April 30, 2024, (vi) 2.07 to 1.00 for the fiscal quarter ending on or around July 31, 2024, (vii) 2.27 to 1.00 for the fiscal quarter ending on or around October 31, 2024, (viii) 2.41 to 1.00 for the fiscal quarter ending on or around January 31, 2025, and (ix) 3.50 to 1.00 for the fiscal quarter ending April 30, 2025 and each fiscal quarter thereafter; and
•until January 31, 2025, maintaining a minimum consolidated liquidity (as further defined in the Credit Agreement but excluding revolving credit commitments scheduled to expire in 2024) of $150 million as of the last day of each monthly accounting period of the Company.
As of April 30, 2023, the Company was in compliance with the financial covenants in the Credit Agreement.
As of April 30, 2023, the Company had $190.0 million outstanding under its Revolving Credit Facility and $895.0 million outstanding under its Term Loans. As of April 30, 2023, the undrawn borrowing capacity under the Revolving Credit Facility was $410.0 million ($310.0 million after giving pro forma effect to the reduction of revolving commitments as part of the Second Amendment described above), subject to leverage limitations. After effectiveness of the Second Amendment, $162.5 million of the Revolving Credit Facility will mature on November 7, 2024 and $337.5 million of the Revolving Credit Facility will mature on January 12, 2028.
In the first quarter of fiscal year 2024, the Company entered into an interest rate swap agreement with a 2.75 year term to hedge the variability of interest payments on $150.0 million of debt outstanding on the Term Loans at a Term SOFR rate of 3.58%, plus a variable margin and spread based on the Company’s consolidated leverage ratio.
In the fourth quarter of fiscal year 2023, the Company entered into an interest rate swap agreement with a 5 year term to hedge the variability of interest payments on $450.0 million of debt outstanding on the Term Loans at a Term SOFR rate of 3.44%, plus a variable margin and spread based on the Company’s consolidated leverage ratio.
In the first quarter of fiscal year 2021, the Company entered into an interest rate swap agreement with a 3 year term to hedge the variability of interest payments on the first $150.0 million of debt outstanding under the Company's Revolving Credit Facility at a LIBOR-referenced rate of 0.73%, plus a variable margin and spread based on the Company's consolidated leverage ratio. This interest rate swap agreement matured during the first quarter of 2024.
Convertible Senior Notes
On October 12, 2022 and October 21, 2022, the Company issued and sold $300.0 million and $19.5 million, respectively, in aggregate principal amount of 1.625% Convertible Senior Notes due 2027 (the "Notes") in a private placement. The Notes were issued pursuant to an indenture, dated October 12, 2022, by and among the Company, the Subsidiary Guarantors (as defined below) party thereto and U.S. Bank Trust Company, National Association, as trustee (the "Indenture"). The Notes are jointly and severally and fully and unconditionally guaranteed by each of the Company’s current and future direct and indirect wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”) that guarantee its borrowings under its Credit Agreement. The Notes bear interest at a rate of 1.625% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2023. The Notes will mature on November 1, 2027, unless earlier converted, redeemed or repurchased.
The initial conversion rate of the Notes is 26.8325 shares of the Company's common stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $37.27 per share). The conversion rate is subject to adjustment upon the occurrence of certain events specified in the Indenture but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a Make-Whole Fundamental Change (as defined in the Indenture) or if the Company delivers a Notice of Sale Price Redemption (as defined in the Indenture), the Company will, in certain circumstances, increase the conversion rate by a number of additional shares of common stock as described in the Indenture for a holder who elects to convert its Notes in connection with such Make-Whole Fundamental Change or to convert its Notes called (or deemed called as provided in the Indenture) for redemption in connection with such Notice of Sale Price Redemption, as the case may be.
Prior to the close of business on the business day immediately preceding July 1, 2027, the Notes are convertible at the option of the holders thereof only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on January 29, 2023 (and only during such fiscal quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which, for each trading day of that period, the Trading Price (as defined in the Indenture), as determined following a request by a holder of Notes in accordance with the procedures described in the Indenture, per $1,000 principal amount of Notes for such trading day was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; (3) if the Company calls such Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the Notes called (or deemed called as provided in the Indenture) for redemption; or (4) upon the occurrence of specified corporate events described in the Indenture. On or after July 1, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date of the Notes, holders of the Notes may convert all or a portion of their Notes, regardless of the foregoing conditions. Upon conversion, the Notes will be settled in cash up to the aggregate principal amount of the Notes to be converted, and in cash, shares of the Company's common stock or any combination thereof, at the Company’s option, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Notes being converted.
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
Convertible Note Hedge Transactions
On October 6, 2022 and October 19, 2022, the Company entered into privately negotiated convertible note hedge transactions (the “Convertible Note Hedge Transactions”) with an affiliate of one of the initial purchasers of the Notes and another financial institution (collectively, the “Counterparties”) whereby the Company has the option to purchase the same number of shares of the Company’s common stock initially underlying the Notes in the aggregate for approximately $37.27 per share, which is subject to anti-dilution adjustments substantially similar to those in the Notes. The Convertible Note Hedge Transactions will expire upon the maturity of the Notes, if not earlier exercised. The Convertible Note Hedge Transactions are expected to reduce the potential dilution to the common stock upon the conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the Convertible Note Hedge Transactions, is greater than the strike price of the Convertible Note Hedge Transactions, which initially corresponds to the initial conversion price of the Notes, or approximately $37.27 per share of the common stock. The Convertible Note Hedge Transactions are separate transactions, entered into by the Company with each of the Counterparties, and are not part of the terms of the Notes. Holders of the Notes do not have any rights with respect to the Convertible Note Hedge Transactions. The Company used approximately $72.6 million of the net proceeds from the offering of the Notes to pay the cost of the Convertible Note Hedge Transactions. The Convertible Note Hedge Transactions are recorded in additional paid-in capital in the Balance Sheets as they do not require classification outside of equity pursuant to ASC 480 and qualify for equity classification pursuant to ASC 815.
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
The Warrants are separate transactions, entered into by the Company with each of the Counterparties, and are not part of the terms of the Notes. Holders of the Notes do not have any rights with respect to the Warrants. The Company received aggregate proceeds of approximately $42.9 million from the sale of the Warrants to the Counterparties. The Warrants are recorded in additional paid-in capital in the Balance Sheets as they do not require classification outside of equity pursuant to ASC 480 and qualify for equity classification pursuant to ASC 815.
In combination, the Convertible Note Hedge Transactions and the Warrants synthetically increase the strike price of the conversion option of the Notes from approximately $37.27 to $51.15, reducing the dilutive effect of the Notes in exchange for a net cash premium of $29.7 million.
Interest Expense
Interest expense was comprised of the following components for the periods presented:

	Three Months Ended
(in thousands)	April 30, 2023	May 1, 2022
Contractual interest	$21,241	$907
Interest rate swap agreements	(2,145)	169
Amortization of debt discount and issuance costs	1,414	121
Total interest expense	$20,510	$1,197
As of April 30, 2023, there were no amounts outstanding under the letters of credit, swing line loans and alternative currency sub-facilities.

Note 10: Income Taxes
The Company’s effective tax rate differs from the statutory federal income tax rate of 21% primarily due to the regional mix of income, impact of global intangible low-taxed income ("GILTI"), changes in valuation allowance and research and development ("R&D") tax credits. The Tax Cuts and Jobs Act requires R&D costs incurred for tax years beginning after December 31, 2021 to be capitalized and amortized ratably over five or fifteen years for tax purposes, depending on where the research activities are conducted. The Company has elected to treat GILTI as a period cost and the additional capitalization of R&D costs within GILTI increases the Company's provision for income taxes.
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (before the federal impact of state items) is as follows:

(in thousands)
Balance at January 29, 2023	$31,471
Additions/(decreases) based on tax positions related to the current fiscal year	164
Additions/(decreases) based on tax positions related to the prior fiscal years	(5)
Balance at April 30, 2023	$31,630
Included in the balance of gross unrecognized tax benefits at April 30, 2023 and January 29, 2023 are $12.8 million and $12.6 million, respectively, of net tax benefits (after the federal impact of state items), that, if recognized, would impact the effective tax rate, prior to consideration of any required valuation allowance.
The liability for UTP is reflected in the Balance Sheets as follows:

(in thousands)	April 30, 2023	January 29, 2023
Deferred tax assets - non-current	$17,429	$17,446
Other long-term liabilities	12,813	12,641
Total accrued taxes	$30,242	$30,087
The Company’s policy is to include net interest and penalties related to unrecognized tax benefits in the "Provision for income taxes" in the Statements of Operations.
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
The Company’s regional income (loss) from continuing operations before taxes and equity in net gains of equity method investments was as follows:

	Three Months Ended
(in thousands)	April 30, 2023	May 1, 2022
Domestic	$(18,841)	$(4,782)
Foreign	(12,986)	50,875
Total	$(31,827)	$46,093

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
The components of lease expense were as follows:

	Three Months Ended
(in thousands)	April 30, 2023	May 1, 2022
Operating lease cost	$2,149	$1,446
Short-term lease cost	609	271
Sublease income	(158)	(35)
Total lease cost	$2,600	$1,682
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
(in thousands)	April 30, 2023	May 1, 2022
Cash paid for amounts included in the measurement of lease liabilities	$2,181	$1,709
Right-of-use assets obtained in exchange for new operating lease liabilities	$13	$465

April 30, 2023
Weighted-average remaining lease term–operating leases (in years)	5.88
Weighted-average discount rate on remaining lease payments–operating leases	6.9%
Supplemental balance sheet information related to leases was as follows:

(in thousands)	April 30, 2023	January 29, 2023
Operating lease right-of-use assets in "Other assets"	$29,831	$31,807

Operating lease liabilities in "Accrued liabilities"	$5,977	$6,209
Operating lease liabilities in "Other long-term liabilities"	24,583	26,484
Total operating lease liabilities	$30,560	$32,693
Maturities of lease liabilities as of April 30, 2023 are as follows:

(in thousands)
Fiscal Year Ending:
2024 (remaining nine months)	$5,931
2025	7,675
2026	6,316
2027	4,688
2028	4,044
Thereafter	9,090
Total lease payments	37,744
Less: imputed interest	(7,184)
Total	$30,560

Note 12: Commitments and Contingencies
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
On June 14, 2022, Denso Corporation, and several of its affiliates (collectively "Denso"), filed a complaint against Sierra Wireless and several of its affiliates ("Sierra Entities") in the Superior Court of California, County of San Diego. Denso asserts eight causes of action, including claims for breach of express and implied warranties, equitable indemnification, negligent and intentional misrepresentation, unjust enrichment, promissory estoppel, and declaratory judgment, based on an alleged defect related to the GPS week number rollover date. Denso alleges that it incurred in excess of $84 million in damages and costs to implement a firmware update provided by Sierra Entities' supplier in late 2018, before Sierra Wireless disposed of the automotive business, to address the alleged product defect. Denso filed an amended complaint on September 23, 2022, asserting essentially the same eight causes of action. After briefing on a demurrer and initial discovery, the parties' reached a settlement in principle, delayed hearing on the demurrer motion until August 25, 2023, and are working to finalize a settlement agreement.
On March 25, 2022, Harman Becker Automotive Systems GmbH, and several of its affiliates (collectively "Harman"), filed a complaint against certain Sierra Entities in the District Court of Munich, Germany. Harman asserts claims that the Sierra Entities, in connection with the delivery of certain modules by the Sierra Entities, violated a frame supply agreement, a quality assurance agreement and the United Nations Convention on Contracts for the International Sales of Goods. Harman alleges that it incurred approximately $16 million in damages and costs, the bulk of which amount related to settling with a customer that had to implement a firmware update provided by Sierra Entities' supplier in late 2018, before Sierra Wireless disposed of the automotive business, to address the alleged product defect. Since the case is at an early stage, at this time, the Company is unable to form a conclusion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss resulting from the alleged claims. The Company intends to defend the claims vigorously.
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
The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based on the latest determinations by the RWQCB and the most recent actions taken pursuant to the remedial action plan, the Company estimates the total range of probable loss between $7.9 million and $9.4 million. To date, the Company has made $6.2 million in payments towards the remedial action plan. As of April 30, 2023, the estimated range of probable loss remaining was between $1.7 million and $3.2 million. Given the uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss. Therefore, the Company has recorded the minimum amount of probable loss and as of April 30, 2023, has a remaining accrual of $1.7 million related to this matter. These estimates could change as a result of changes in planned remedial actions, further actions from the regulatory agency, remediation technology, and other factors.
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
The Company's liability for the deferred compensation plan is presented below:

(in thousands)	April 30, 2023	January 29, 2023
Accrued liabilities	$5,392	$4,714
Other long-term liabilities	37,997	37,563
Total deferred compensation liabilities under this plan	$43,389	$42,277
The Company has purchased whole life insurance on the lives of certain current deferred compensation plan participants. This corporate-owned life insurance is held in a grantor trust and is intended to cover a majority of the Company's costs of the deferred compensation plan. The cash surrender value of the corporate-owned life insurance was $34.2 million and $33.7 million as of April 30, 2023 and January 29, 2023, respectively, and is included in "Other assets" in the Balance Sheets.

Note 13: Restructuring
From time to time, the Company takes steps to realign the business to focus on high-growth areas, provide customer value and make the Company more efficient. As a result, the Company has re-aligned resources and infrastructure, which resulted in restructuring charges of $2.1 million in the three months ended April 30, 2023. The Company did not have any restructuring charges during the three months ended May 1, 2022. Restructuring related liabilities are included in "Accrued liabilities" in the Balance Sheets.
Restructuring activity is summarized as follows:

(in thousands)	One-time employee termination benefits	Other restructuring	Total
Balance at January 29, 2023	$4,027	$12	$4,039
Charges	1,043	1,017	2,060
Cash payments	(2,457)	(709)	(3,166)
Balance at April 30, 2023	$2,613	$320	$2,933
Restructuring charges were included in the Statements of Operations as follows:

	Three Months Ended
(in thousands)	April 30, 2023	May 1, 2022
Cost of sales	$497	$—
Selling, general and administrative	337	—
Product development and engineering	1,226	—
Total restructuring charges	$2,060	$—

Note 14: Concentration of Risk
The following significant customers accounted for at least 10% of the Company's net sales in one or more of the periods indicated:

	Three Months Ended
(percentage of net sales)	April 30, 2023	May 1, 2022
CEAC International Limited	6%	13%
Trend-tek Technology Ltd. (and affiliates)	5%	18%
Frontek Technology Corporation (and affiliates)	5%	15%
Outside Subcontractors and Suppliers
The Company relies on a limited number of third-party subcontractors and suppliers for the supply of silicon wafers, chipsets and other electronic components, and for product manufacturing, packaging, testing and certain other tasks. Disruption or termination of supply sources or subcontractors have delayed and could in the future delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. A significant amount of the Company’s third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in the U.S., Taiwan and China. A significant amount of the Company’s assembly and test operations are conducted by third-party contractors in Vietnam, China, Taiwan, Malaysia and Mexico.

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
Historically, the Company had three operating segments—Signal Integrity, Wireless and Sensing, and Protection—that had been aggregated into two reportable segments identified as the High-Performance Analog Group, which was comprised of the Signal Integrity and Wireless and Sensing operating segments, and the System Protection Group, which was comprised of the Protection operating segment. In the fourth quarter of fiscal year 2023, as a result of organizational restructuring, the proximity sensing business and the power business were moved from the previous Wireless and Sensing operating segment into the newly formed Advanced Protection and Sensing operating segment, which also includes the Protection business. Following this organizational restructuring, the Company determined that Signal Integrity and the revised Wireless and Sensing operating segments were no longer economically similar and as a result the Company has concluded that Signal Integrity should be separately reported as its own reportable segment. Also in the fourth quarter of fiscal year 2023, in conjunction with the Sierra Wireless Acquisition, the Company formed two additional operating segments including the IoT System operating segment, which absorbed the Company's revised Wireless and Sensing operating segment, and the IoT Connected Services operating segment. As a result of the reorganization and the Sierra Wireless Acquisition, the Company has four reportable segments. All prior year information in the tables below has been revised retrospectively to reflect the change to the Company's reportable segments.
The Company’s assets are commingled among the various operating segments and the CODM does not use asset information in making operating decisions or assessing performance. Therefore, the Company has not included asset information by reportable segment in the segment disclosures below.
Net sales and gross profit by reportable segment were as follows:

	Three Months Ended
(in thousands)	April 30, 2023		May 1, 2022
Net sales:
Signal Integrity Products Group	$41,646	18%	$79,302	39%
Advanced Sensing and Protection Products Group	36,057	15%	72,422	36%
IoT System Products Group	134,576	57%	50,425	25%
IoT Connected Services Group	24,260	10%	—	—%
Total net sales	$236,539	100%	$202,149	100%
Gross profit:
Signal Integrity Products Group	$25,084		$55,865
Advanced Sensing and Protection Products Group	19,399		37,129
IoT System Products Group	59,123		38,253
IoT Connected Services Group	11,163		—
Unallocated costs, including share-based compensation and amortization of acquired technology	(11,823)		(2,042)
Total gross profit	$102,946		$129,205
Information by Sales Channel

(in thousands, except percentages)	Three Months Ended
	April 30, 2023		May 1, 2022
Distributor	$144,274	61%	$179,033	89%
Direct	92,265	39%	23,116	11%
Total net sales	$236,539	100%	$202,149	100%
Generally, the Company does not have long-term contracts with its distributors and most distributor agreements can be terminated by either party with short notice.

Geographic Information
Net sales activity by geographic region was as follows:

	Three Months Ended
(percentage of total net sales)	April 30, 2023	May 1, 2022
Asia-Pacific	54%	76%
North America	31%	13%
Europe	15%	11%
	100%	100%
The Company attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total sales for at least one of the periods presented:

	Three Months Ended
(percentage of total net sales)	April 30, 2023	May 1, 2022
China (including Hong Kong)	24%	57%
United States	28%	12%
Although a large percentage of the Company's products is shipped into the Asia-Pacific region, a significant number of the products produced by these customers and incorporating the Company's semiconductor products are then sold outside this region.

Note 16: Stock Repurchase Program
The Company maintains a stock repurchase program that was initially approved by its Board of Directors in March 2008. The stock repurchase program does not have an expiration date and the Company’s Board of Directors has authorized expansion of the program over the years. On March 11, 2021, the Company's Board of Directors approved the expansion of the stock repurchase program by an additional $350.0 million. As of April 30, 2023, the remaining authorization under the program was $209.4 million. Under the program, the Company may repurchase its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. The Company’s repurchases may be made through Rule 10b5-1 and/or Rule 10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. To the extent the Company repurchases any shares of its common stock under the program in the future, the Company expects to fund such repurchases from cash on hand and borrowings on its Revolving Credit Facility. The Company has no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.
The following table summarizes activity under the program for the presented periods:

	Three Months Ended
	April 30, 2023		May 1, 2022
(in thousands, except number of shares)	Shares	Amount Paid	Shares	Amount Paid
Shares repurchased under the stock repurchase program	—	$—	762,093	$50,000

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
The Company's foreign currency forward contracts had the following outstanding balances:

	April 30, 2023			January 29, 2023
(in thousands, except number of instruments)	Number of Instruments	Sell Notional Value	Buy Notional Value	Number of Instruments	Sell Notional Value	Buy Notional Value
Sell USD/Buy CAD Forward Contract	6	$6,698	$9,164	9	$9,965	$13,643
Sell USD/Buy GBP Forward Contract	12	$2,548	£2,285	18	$3,801	£3,406
Total	18			27
These contracts have been designated as cash flows hedges and the unrealized gains or losses, net of tax, are recorded as a component of "Accumulated other comprehensive income or loss" ("AOCI") in the Balance Sheets. The effective portions of the cash flow hedges are recorded in AOCI until the hedged item is recognized in either "Selling, general and administrative expense" or "Product development and engineering expense" in the Statements of Operations once the foreign exchange contract matures, offsetting the underlying hedged expenses. Any ineffective portions of the cash flow hedges are recorded in "Non-operating income, net" in the Statements of Operations. The Company presents its derivative assets and liabilities at their gross fair values in the Balance Sheets.
In the first quarter of fiscal year 2024, the Company entered into an interest rate swap agreement with a 2.75 year term to hedge the variability of interest payments on $150.0 million of debt outstanding on the Term Loans at a Term SOFR rate of 3.58%, plus a variable margin and spread based on the Company’s consolidated leverage ratio.
In the fourth quarter of fiscal year 2023, the Company entered into an interest rate swap agreement with a 5 year term to hedge the variability of interest payments on $450.0 million of debt outstanding on the Term Loans at a Term SOFR rate of 3.44%, plus a variable margin and spread based on the Company’s consolidated leverage ratio.
In the first quarter of fiscal year 2021, the Company entered into an interest rate swap agreement with a 3 year term to hedge the variability of interest payments on the first $150.0 million of debt outstanding under the Company's Revolving Credit Facility at a LIBOR-referenced rate of 0.73%, plus a variable margin and spread based on the Company's consolidated leverage ratio. This interest rate swap agreement matured during the first quarter of 2024.
The interest rate swap agreements have been designated as a cash flow hedges and unrealized gains or losses, net of income tax, are recorded as a component of AOCI in the Balance Sheets. As the various settlements are made on a monthly basis, the realized gain or loss on the settlements are recorded in "Interest expense" in the Statements of Operations. The interest rate swap agreements resulted in a realized gain of $2.1 million for the three months ended April 30, 2023, compared to a realized loss of $0.2 million for the three months ended May 1, 2022.
The fair values of the Company's instruments that qualify as cash flow hedges in the Balance Sheets were as follows:

(in thousands)	April 30, 2023	January 29, 2023
Interest rate swap agreement	$7,024	$6,067
Foreign currency forward contracts	399	717
Total other current assets	$7,423	$6,784

Interest rate swap agreement	9,126	6,432
Total other long-term liabilities	$9,126	$6,432

During fiscal year 2021, the Company entered into an economic hedge program that uses total return swap contracts to hedge the market risk associated with the unfunded portion of the Company's deferred compensation liability. The total return swap contracts generally have a duration of one month and are rebalanced and re-hedged at the end of each monthly term. While the total returns swap contracts are treated as economic hedges, the Company has not designated them as hedges for accounting purposes. The total return swap contracts are measured at fair value and recognized in the Balance Sheets in "Accrued Liabilities" if the instruments are in a loss position and in "Other Current Assets" if the instruments are in a gain position. Unrealized gains and losses, as well as realized gains and losses for settlements, on the total return swap contracts are recognized in "Selling, general and administrative expenses" in the Statements of Operations. As of April 30, 2023, the notional value of the total return swap contracts was $4.2 million and the fair value resulted in a liability of $0.01 million. As of January 29, 2023, the notional value of the total return swap contracts was $5.2 million and the fair value resulted in an asset of $0.1 million. The total return swap contracts resulted in a net loss recognized in earnings of $0.1 million for the three months ended April 30, 2023, compared to a net loss recognized in earnings of $0.4 million for the three months ended May 1, 2022.

Note 18: Subsequent Event
Second Amendment to Restatement Agreement
On June 6, 2023, the Company entered into the Second Amendment to the Credit Agreement, in order to, among other things, (i) increase the maximum consolidated leverage ratio covenant for certain test periods as set forth therein, (ii) reduce the minimum consolidated interest coverage ratio covenant for certain test periods as set forth therein, (iii) modify the pricing grid applicable to loans under the Credit Agreement during the covenant relief period as set forth therein, (iv) impose a minimum liquidity covenant for certain periods during the covenant relief period as set forth therein, (v) increase the annual amortization in respect of the term loans thereunder to 7.5% per annum for certain periods as set forth therein, (vi) impose an “anti-cash hoarding” condition to the borrowing of revolving loans as set forth therein, (vii) provide that the maturity date for the term loans and revolving loans shall be the day that is 91 days prior to the stated maturity date of the Notes if the Notes have not otherwise been refinanced or extended to at least 91 days after the stated maturity date of the term loans and revolving loans, the aggregate principal amount of non-extended outstanding Notes and certain replacement debt exceeds $50 million and a minimum liquidity condition is not satisfied, (viii) provide for the reduction of the aggregate revolving commitments thereunder by $100 million, (ix) require that the Company appoint a financial advisor and (x) make certain other modifications to the mandatory prepayments (including the imposition of an excess cash flow mandatory prepayment), collateral provisions and covenants (including additional limitations on debt, liens, investments and restricted payments such as dividends) as set forth therein. See Note 9, Long-Term Debt, for additional information.

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
Overview
Semtech Corporation (together with its consolidated subsidiaries, the "Company", "we", "our", or "us") is a high-performance, IoT systems and cloud connectivity service provider. We account for results in four reportable segments—Signal Integrity, Advanced Protection and Sensing, IoT System and IoT Connected Services. Historically, we had three operating segments—Signal Integrity, Wireless and Sensing, and Protection—that had been aggregated into two reportable segments identified as the High-Performance Analog Group, which was comprised of the Signal Integrity and Wireless and Sensing operating segments, and the System Protection Group, which was comprised of the Protection operating segment. In the fourth quarter of fiscal year 2023, as a result of organizational restructuring, the proximity sensing business and the power business were moved from the previous Wireless and Sensing operating segment into the newly formed Advanced Protection and Sensing operating segment, which also includes the Protection business. Following this organizational restructuring, we determined that Signal Integrity and the revised Wireless and Sensing operating segments were no longer economically similar and as a result we concluded that Signal Integrity should be separately reported as its own reportable segment. Also in the fourth quarter of fiscal year 2023, in conjunction with the acquisition of Sierra Wireless, Inc. ("Sierra Wireless") we formed two additional operating segments including the IoT System operating segment, which absorbed our revised Wireless and Sensing operating segment, and the IoT Connected Services operating segment. As a result of the reorganization and the Sierra Wireless Acquisition (as defined below), we have four reportable segments. All prior year information in the tables below has been revised retrospectively to reflect the change to our reportable segments. See Note 15, Segment Information, to our interim unaudited condensed consolidated financial statements for segment information.
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
IoT System. We design, develop, manufacture and market a portfolio of specialized radio frequency products used in a wide variety of industrial, medical and communications applications. Our wireless products, which include our LoRa® devices and wireless radio frequency technology, feature industry leading and longest range industrial, scientific and medical radio, enabling a lower total cost of ownership and increased reliability. These features make these products particularly suitable for machine-to-machine and IoT applications. We also offer a comprehensive product portfolio of IoT solutions that enable businesses to connect and manage their devices, collect and analyze data, and improve decision-making. The portfolio includes a wide range of modules, gateways, routers, and connected services that are designed to meet the specific needs of different industries and applications. Sierra Wireless' modules are available in a variety of form factors and connectivity options, including LTE-M, NB-IoT and 5G, and can be integrated into an array of devices and systems. Our gateways and routers are designed to provide reliable and secure connectivity for IoT devices, while our connected services enable businesses to manage devices and connectivity so businesses can navigate the complex IoT landscape and realize the full potential of connected devices.
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
Our interim unaudited condensed consolidated balance sheets are referred to herein as the "Balance Sheets" and interim unaudited condensed consolidated statements of operations are referred to herein as the "Statements of Operations."
Our net sales by product line were as follows:

	Three Months Ended
(in thousands)	April 30, 2023	May 1, 2022
Signal Integrity	$41,646	$79,302
Advanced Protection and Sensing	36,057	72,422
IoT System	134,576	50,425
IoT Connected Services	24,260	—
Total	$236,539	$202,149
We design, develop, manufacture and market a wide range of products for commercial applications, the majority of which are sold into the infrastructure, high-end consumer and industrial end markets.
Infrastructure: data centers, PON, base stations, optical networks, servers, carrier networks, switches and routers, cable modems, wireless local area network and other communication infrastructure equipment.
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
Our end customers for our silicon solutions are primarily original equipment manufacturers that produce and sell technology solutions. Our IoT module, router, gateways and managed connectivity solutions ship to IoT device makers and enterprises to provide IoT connectivity to end devices.
Recent Developments
On May 24, 2023, our board of directors (the “Board” or “Board of Directors”) appointed Paul H. Pickle to serve as our President and Chief Executive Officer effective as of a date, after June 8, 2023 and not later than June 30, 2023, to be mutually agreed between Mr. Pickle and the Chair of the Board (with Mr. Pickle’s first day of employment in such capacity, the “Transition Date”).
On May 24, 2023, the Board also appointed Mr. Pickle as a member of the Board to serve until our calendar 2024 annual meeting of stockholders and until his successor is elected or qualified, or until his earlier death, resignation or removal, with such appointment to be effective on and subject to the occurrence of the Transition Date.
Impact of Macroeconomic Conditions
Inventory levels increased slightly in the first quarter of fiscal year 2024 as the decrease in demand occurred faster than actions could be taken to reduce inventory spend. We expect to see supply constraints ease for some products in the remainder of fiscal year 2024 due to changes in anticipated demand and other macroeconomic conditions. We will continue to take appropriate actions to align inventory levels with current macroeconomic conditions and customer demand profiles. In addition, the prices to obtain raw materials and convert them into the necessary inventory have continued to increase in certain cases due to inflationary pressures and supply chain shortages and prices may continue to increase.
Factors Affecting Our Performance
Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include cancellation provisions in their purchase orders. We rely on orders received and shipped within the same quarter for a portion of our sales. Orders received and shipped in the first quarters of fiscal years 2024 and 2023 were 18% and 1% of net sales, respectively. In the prior year period, as a result of macro conditions where demand was exceeding supply and we were seeing global shortages, lead times expanded, resulting in fewer orders being shipped and received in the same quarter. Sales made directly to customers during the first quarters of fiscal years 2024 and 2023 were 39% and 11% of net sales, respectively. The remaining 61% and 89% of net sales were made through independent distributors. The lower direct sales in the prior year period was due to customers electing to leverage the value of distribution to better manage their supply chain.
Our business relies on foreign-based entities. A significant amount of our third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries or territories including Taiwan and China. A significant amount of our assembly and test operations are conducted by third-party contractors located in foreign countries or territories including Vietnam, China, Taiwan, Malaysia and Mexico. Foreign sales constituted approximately 72% and 88% of our net sales during the first quarter of fiscal years 2024 and 2023, respectively. Approximately 54% and 76% of our sales during the first quarters of fiscal years 2024 and 2023, respectively, were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe and North America. Doing business in foreign locations also subjects us to export restrictions and trade laws, which may limit our ability to sell to certain customers.
We use several metrics as indicators of future potential growth. The indicators that we believe best correlate to potential future sales growth are design wins and new product releases. There are many factors that may cause a design win or new product release to not result in sales, including a customer decision not to go to system production, a change in a customer’s perspective regarding a product’s value or a customer’s product failing in the end market. As a result, although a design win or new product introduction is an important step towards generating future sales, it does not necessarily result in us being awarded business or receiving a purchase commitment.
Inflationary factors have not had a significant effect on our performance over the past several years. A significant increase in inflation would affect our future performance if we were unable to pass these higher costs on to our customers.
Results of Operations
The following table sets forth, for the periods indicated, our interim unaudited condensed consolidated statements of operations expressed as a percentage of net sales.

	Three Months Ended
	April 30, 2023	May 1, 2022
Net sales	100.0%	100.0%
Cost of sales	51.9%	35.6%
Amortization of acquired technology	4.6%	0.5%
Total cost of sales	56.5%	36.1%
Gross profit	43.5%	63.9%
Operating costs and expenses, net:
Selling, general and administrative	24.6%	21.5%
Product development and engineering	21.9%	19.2%
Intangible amortization	2.1%	—%
Total operating costs and expenses, net	48.5%	40.6%
Operating (loss) income	(5.0)%	23.3%
Interest expense	(8.7)%	(0.6)%
Interest income	0.5%	0.2%
Non-operating expense, net	(0.2)%	(0.1)%
Investment impairments and credit loss reserves, net	—%	—%
(Loss) income before taxes and equity method (loss) income	(13.5)%	22.8%
(Benefit) provision for income taxes	(1.0)%	4.0%
Net (loss) income before equity method (loss) income	(12.4)%	18.8%
Equity method (loss) income	—%	—%
Net (loss) income	(12.4)%	18.8%
Net loss attributable to noncontrolling interest	—%	—%
Net (loss) income attributable to common stockholders	(12.4)%	18.8%
Percentages may not add precisely due to rounding.
Our regional mix of income or loss before taxes and equity method income or loss was as follows:

	Three Months Ended
(in thousands)	April 30, 2023	May 1, 2022
Domestic	$(18,841)	$(4,782)
Foreign	(12,986)	50,875
Total	$(31,827)	$46,093

Domestic performance includes higher levels of share-based compensation compared to foreign operations.
Comparison of the Three Months Ended April 30, 2023 and May 1, 2022
Net Sales
The following table summarizes our net sales by major end market:

	Three Months Ended
(in thousands, except percentages)	April 30, 2023		May 1, 2022
	Net Sales	% Net Sales	Net Sales	% Net Sales	Change
Infrastructure	$39,000	16%	$76,194	37%	(49)%
High-End Consumer	21,594	9%	47,826	24%	(55)%
Industrial	175,945	75%	78,129	39%	125%
Total	$236,539	100%	$202,149	100%	17%
Net sales for the first quarter of fiscal year 2024 were $236.5 million, an increase of 17.0% compared to $202.1 million for the first quarter of fiscal year 2023. We experienced a decrease of $37.2 million in net sales from our infrastructure end market for the first quarter of fiscal year 2024 compared to the first quarter of fiscal year 2023, primarily driven by an approximately $18 million decrease in PON sales, an approximately $10 million decrease in data center sales and an approximately $6 million decrease in wireless infrastructure sales. Net sales from our high-end consumer end market decreased $26.2 million for the first quarter of fiscal year 2024 compared to the first quarter of fiscal year 2023 primarily driven by an approximately $20 million decrease in TVS consumer product sales and an approximately $4 million decrease in our proximity sensing product sales. Net sales from our industrial end market increased $97.8 million during the first quarter of fiscal year 2024 versus the same period in the prior year primarily due to the Sierra Wireless Acquisition driven by approximately $80 million in module sales, approximately $32 million in router sales and approximately $23 million in managed connectivity sales, partially offset by an approximately $27 million decrease in LoRa-enabled product sales, an approximately $3 million decrease in broadcast sales, an approximately $3 million decrease in sales from our high reliability discrete diodes and assemblies business, which was divested in May 2022, and lower industrial automation and automotive sales.
Based on booking trends and our backlog entering the quarter, we estimate net sales for the second quarter of fiscal year 2024 to be between $233.0 million and $243.0 million. The range of guidance reflects continued uncertainty regarding macro-related events discussed above.
The following table summarizes our net sales by reportable segment:

	Three Months Ended
(in thousands, except percentages)	April 30, 2023		May 1, 2022
	Net Sales	% Net Sales	Net Sales	% Net Sales	Change
Signal Integrity Products Group	$41,646	18%	$79,302	39%	(47)%
Advanced Protection and Sensing Products Group	36,057	15%	72,422	36%	(50)%
IoT System Products Group	134,576	57%	50,425	25%	167%
IoT Connected Services Group	24,260	10%	—	—%	100%
Total	$236,539	100%	$202,149	100%	17%
Net sales from our Signal Integrity Products Group decreased $37.7 million in the first quarter of fiscal year 2024 compared to the first quarter of fiscal year 2023 primarily driven by an approximately $18 million decrease in PON sales, an approximately $10 million decrease in data center sales, an approximately $6 million decrease in wireless infrastructure sales and an approximately $3 million decrease in broadcast sales. Net sales from our Advanced Protection and Sensing Products Group decreased $36.4 million in the first quarter of fiscal year 2024 compared to the first quarter of fiscal year 2023 primarily driven by an approximately $20 million decrease in TVS consumer product sales, an approximately $8 million decrease in industrial automation and automotive sales, an approximately $4 million decrease in our proximity sensing product sales and an approximately $3 million decrease in sales from our high reliability discrete diodes and assemblies business, which was divested in May 2022. Net sales from our IoT System Products Group increased $84.2 million primarily due to the Sierra Wireless Acquisition driven by approximately $80 million in module sales and approximately $32 million in router sales, partially offset by an approximately $27 million decrease in LoRa-enabled product sales. Net sales from our IoT Connected Services Group was $24.3 million including approximately $23 million from managed connectivity sales and approximately $1 million from IoT application sales.

Gross Profit
The following table summarizes our gross profit and gross margin by reportable segment:

	Three Months Ended
(in thousands, except percentages)	April 30, 2023		May 1, 2022
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Signal Integrity Products Group	$25,084	60.2%	$55,865	70.4%
Advanced Protection and Sensing Products Group	19,399	53.8%	37,129	51.3%
IoT System Products Group	59,123	43.9%	38,253	75.9%
IoT Connected Services Group	11,163	46.0%	—	—%
Unallocated costs, including share-based compensation and amortization of acquired technology	(11,823)		(2,042)
Total	$102,946	43.5%	$129,205	63.9%
In the first quarter of fiscal year 2024, gross profit decreased $26.3 million to $102.9 million from $129.2 million in the first quarter of fiscal year 2023. This decrease was primarily the result of an approximately $10 million increase in amortization of acquired technology related to the Sierra Wireless Acquisition, a $30.8 million decrease from our Signal Integrity Products Group, which experienced lower sales due to softer demand, and a $17.7 million decrease from our Advanced Protection and Sensing Products Group, which experienced lower sales due to softer demand, partially offset by a $20.9 million increase from our IoT System Products Group and $11.2 million from our IoT Connected Services Group due to the Sierra Wireless Acquisition.
Our gross margin was 43.5% in the first quarter of fiscal year 2024, compared to 63.9% in the first quarter of fiscal year 2023. Gross margin in our Signal Integrity Products Group was 60.2% in the first quarter of fiscal year 2024, compared to 70.4% in the first quarter of fiscal year 2023, primarily due to an unfavorable product mix driven by lower PON sales. Gross margin in our Advanced Protection and Sensing Products Group was 53.8% in the first quarter of fiscal year 2024, compared to 51.3% in the first quarter of fiscal year 2023, reflecting a favorable product mix driven by lower consumer sales. Gross margin in our IoT System Products Group was 43.9% in the first quarter of fiscal year 2024, compared to 75.9% in the first quarter of fiscal year 2023, reflecting an unfavorable product mix driven by lower LoRa-enabled products. Gross margin in our IoT Connected Services Group was 46.0% in the first quarter of fiscal year 2024.
The majority of our manufacturing is outsourced, resulting in relatively low fixed manufacturing costs and variable costs that highly correlate with volume. For the second quarter of fiscal year 2024, we expect our gross margins to be in the range of 42.6% to 44.8%.
Operating Costs and Expenses, net

	Three Months Ended				Change
(in thousands, except percentages)	April 30, 2023		May 1, 2022
Selling, general and administrative	$58,117	51%	$43,364	53%	34%
Product development and engineering	51,827	45%	38,789	47%	34%
Intangible amortization	4,882	4%	—	—%	100%
Total operating costs and expenses, net	$114,826	100%	$82,153	100%	40%
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses increased $14.8 million in the first quarter of fiscal year 2024 compared to the first quarter of fiscal year 2023 primarily as a result of a $6.1 million increase in staffing-related costs due to higher headcount resulting from the Sierra Wireless Acquisition, which was net of a $1.6 million reduction in share-based compensation caused by the impact of the lower closing stock price as of period-end on the cash-settled awards, and $5.4 million of transaction and integration expenses related to the Sierra Wireless Acquisition and a $1.4 million increase in depreciation expense.
Product Development and Engineering Expenses
Product development and engineering expenses increased $13.0 million in the first quarter of fiscal year 2024 compared to the first quarter of fiscal year 2023 primarily as a result of a $8.6 million increase in staffing-related costs due to higher headcount resulting from the Sierra Wireless Acquisition, a $1.5 million increase in depreciation expense and a $1.2 million increase in restructuring costs.

Intangible Amortization
Intangible amortization increased by $4.9 million in the first quarter of fiscal year 2024 compared to the first quarter of fiscal year 2023 primarily due to intangibles acquired in the Sierra Wireless Acquisition related to customer relationships and trade name. Amortization of acquired technology intangibles is reflected in cost of sales.
Interest Expense
Interest expense, including amortization of debt discounts and issuance costs, was $20.5 million and $1.2 million for the first quarters of fiscal years 2024 and 2023. The increase in the first quarter of fiscal year 2024 compared to the first quarter of fiscal year 2023 was primarily due to additional debt instruments entered into during fiscal year 2023 related to financing for the Sierra Wireless Acquisition.
Investment Impairments and Credit Loss Reserves, net
During the first quarter of fiscal year 2024, investment impairments and credit loss reserves, net totaled a loss of $0.03 million primarily due to adjustments to our credit loss reserve for our available-for-sale debt securities, and we did not record any impairments on our non-marketable equity investments. During the first quarter of fiscal year 2023, investment impairments and credit loss reserves totaled a loss of $0.02 million due to adjustments to our credit loss reserve for our available-for-sale debt securities, and we did not record any impairments on our non-marketable equity investments.
Provision for Income Taxes
We recorded an income tax benefit of $2.4 million in the first quarter of fiscal year 2024, compared to income tax expense of $8.1 million in the first quarter of fiscal year 2023. The effective tax rates for the first quarters of fiscal years 2024 and 2023 were 7.6% and 17.5%, respectively. The effective tax rates in the first quarters of fiscal years 2024 and 2023 differ from the statutory federal income tax rate of 21% primarily due to a regional mix of income, changes in valuation allowance, impact of global intangible low-taxed income ("GILTI") and research and development ("R&D") credits. The Tax Cuts and Jobs Act ("Tax Act") requires R&D costs incurred for tax years beginning after December 31, 2021 to be capitalized and amortized ratably over five or fifteen years for tax purposes, depending on where the research activities are conducted. We have elected to treat GILTI as a period cost and the additional capitalization of R&D costs within GILTI increases our provision for income taxes.
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
For further information on the effective tax rate and the Tax Act’s impact, see Note 10, Income Taxes, to our interim unaudited condensed consolidated financial statements.
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
We believe that our cash on hand, cash available from future operations and available borrowing capacity under our Revolving Credit Facility (as defined below) are sufficient to meet liquidity requirements for at least the next 12 months, including funds needed for our material cash requirements. As of April 30, 2023, we had $164.2 million in cash and cash equivalents and $410.0 million of undrawn capacity on our Revolving Credit Facility ($310.0 million after giving pro forma effect to the reduction of revolving commitments as part of the Second Amendment described below), subject to leverage limitations. Over the longer-term, we believe our strong cash generating business model will provide adequate liquidity to fund our normal operations, which have minimal capital intensity.
To the extent that we enter into acquisitions or strategic partnerships, we may be required to raise additional capital through debt issuances or equity offerings. While we have not had issues securing favorable financing historically, there is no assurance that we will be able to refinance or secure additional capital at favorable terms, or at all, in the future.

A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of April 30, 2023, our foreign subsidiaries held approximately $119.7 million of cash and cash equivalents, compared to $151.4 million at January 29, 2023. Our liquidity may be impacted by fluctuating exchange rates. For additional information on exchange rates, see Item 3 - Quantitative and Qualitative Disclosures About Market Risk.
In connection with the enactment of the Tax Act, all historic and current foreign earnings are taxed in the U.S. Depending on the jurisdiction, these foreign earnings are potentially subject to a withholding tax, if repatriated. As of April 30, 2023, our historical undistributed earnings of our foreign subsidiaries are intended to be permanently reinvested outside of the U.S. With the enactment of the Tax Act, all post-1986 previously unremitted earnings for which no U.S. deferred tax liability had been accrued were subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, we have determined that none of our current foreign earnings will be permanently reinvested. If we needed to remit all or a portion of our historical undistributed earnings to the U.S. for investment in our domestic operations, any such remittance could result in increased tax liabilities and a higher effective tax rate. Determination of the amount of the unrecognized deferred tax liability on these unremitted earnings is not practicable.
We expect our future cash uses will be for capital expenditures, repurchases of our common stock, debt repayment and potentially, acquisitions and other investments that support achievement of our business strategies. We expect to fund those cash requirements through our cash from operations and borrowings against our Revolving Credit Facility (as defined below).
Credit Agreement
On November 7, 2019, we, with certain of our domestic subsidiaries as guarantors, entered into an amended and restated credit agreement (as amended, restated or otherwise modified from time to time, the "Credit Agreement") with the lenders party thereto and HSBC Bank USA, National Association, as administrative agent, swing line lender and letter of credit issuer. In connection with the acquisition of Sierra Wireless ("Sierra Wireless Acquisition"), on September 26,2022, we entered into a third amendment and restatement agreement (the "Restatement Agreement"), which became effective at the time of closing of the Sierra Wireless Acquisition, to among other things provide for the partial extension of the revolving commitments under the Credit Agreement and to incur term loans to finance the Sierra Wireless Acquisition and related costs and expenses.
After effectiveness of the Restatement Agreement, the revolving credit facility thereunder (the "Revolving Credit Facility") was $600.0 million, of which $195.0 million was scheduled to mature on November 7, 2024 and $405.0 million was scheduled to mature on January 12, 2028, and the term loans thereunder (the “Term Loans”) were outstanding in an aggregate principal amount of $895.0 million and scheduled to mature on January 12, 2028. Up to $40.0 million of the Revolving Credit Facility may be used to obtain letters of credit, up to $25.0 million of the Revolving Credit Facility may be used to obtain swing line loans, and up to $75.0 million of the Revolving Credit Facility may be used to obtain revolving loans and letters of credit in certain currencies other than U.S. Dollars ("Alternative Currencies"). The proceeds of the Revolving Credit Facility may be used by us for capital expenditures, permitted acquisitions, permitted dividends, working capital and general corporate purposes.
No amortization is required with respect to the revolving loans. Prior to the effectiveness of the Second Amendment described below, the Term Loans amortized in equal quarterly installments of 1.25% of the original principal amount thereof, with the balance due at maturity. We may voluntarily prepay borrowings at any time and from time to time, without premium or penalty, other than customary "breakage costs" in certain circumstances.
All of our obligations under the Credit Agreement are unconditionally guaranteed by all of our direct and indirect domestic subsidiaries, other than certain excluded subsidiaries, including, but not limited to, any domestic subsidiary the primary assets of which consist of equity or debt of non-U.S. subsidiaries, certain immaterial non-wholly-owned domestic subsidiaries and subsidiaries that are prohibited from providing a guarantee under applicable law or that would require governmental approval to provide such guarantee. We and our guarantors have also pledged substantially all of their assets to secure their obligations under the Credit Agreement.
On February 24, 2023, we entered into the first amendment (the “First Amendment”) to the Credit Agreement, in order to, among other things, (i) increase the maximum consolidated leverage ratio covenant for certain test periods as set forth therein, (ii) reduce the minimum consolidated interest coverage ratio covenant for certain test periods as set forth therein, (iii) provide that, during the period that financial covenant relief pursuant to the First Amendment is in effect, the interest rate margin for (1) Term SOFR loans is deemed to be 2.50% and (2) Base Rate (as defined below) loans is deemed to be 1.50% per annum and (iv) make certain other changes as set forth therein.
After the First Amendment but prior to the effectiveness of the Second Amendment described below, interest on loans made under the Credit Agreement in U.S. Dollars accrued, at our option, at a rate per annum equal to (1) the Base Rate (as defined below) plus a margin ranging from 0.25% to 1.25% depending upon our consolidated leverage ratio (except that, during the period that financial covenant relief pursuant to the First Amendment was in effect, the margin was deemed to be 1.50% per annum) or (2) Adjusted Term SOFR (as defined in the Credit Agreement, including certain credit spread adjustments) for an interest period to be selected by us plus a margin ranging from 1.25% to 2.25% depending upon our consolidated leverage ratio

(except that, during the period that financial covenant relief pursuant to the First Amendment was in effect, the margin was deemed to be 2.50% per annum) (such margin, the "Applicable Margin"). The "Base Rate" is equal to a fluctuating rate equal to the highest of (a) the Prime Rate (as defined in the Credit Agreement), (b) 0.50% above the NYFRB Rate (as defined in the Credit Agreement) and (c) one-month Adjusted Term SOFR (as defined in the Credit Agreement) plus 1.00%. Interest on loans made under the Revolving Credit Facility in Alternative Currencies accrues at a rate per annum equal to a customary benchmark rate (including, in certain cases, credit spread adjustments) plus the Applicable Margin.
The Credit Agreement contains customary covenants, including limitations on our ability to, among other things, incur indebtedness, create liens on assets, engage in certain fundamental corporate changes, make investments, repurchase stock, pay dividends or make similar distributions, engage in certain affiliate transactions, or enter into agreements that restrict our ability to create liens, pay dividends or make loan repayments. In addition, we must comply with financial covenants which, after the First Amendment but prior to the effectiveness of the Second Amendment described below were as follows (unless the covenant relief period under the First Amendment was earlier terminated by us):
•maintaining a maximum consolidated leverage ratio, determined as of the last day of each fiscal quarter, of (i) 4.75 to 1.00, for the fiscal quarter ending on or around April 30, 2023, (ii) 5.75 to 1.00 for the fiscal quarter ending on or around July 31, 2023, (iii) 5.75 to 1.00 for the fiscal quarter ending on or around October 31, 2023, (iv) 5.50 to 1.00 for the fiscal quarter ending on or around January 31, 2024, (v) 4.75 to 1.00 for the fiscal quarter ending on or around April 30, 2024, (vi) 4.50 to 1.00 for the fiscal quarter ending on or around July 31, 2024, and (vii) 3.75 to 1.00 for the fiscal quarter ending on or around October 31, 2024 and each fiscal quarter thereafter subject to increase to 4.25 to 1.00 for the four full consecutive fiscal quarters ending on or after the date of consummation of a permitted acquisition that constitutes a "Material Acquisition" under the Credit Agreement, subject to the satisfaction of certain conditions; and
•maintaining a minimum consolidated interest expense coverage ratio, determined as of the last day of each fiscal quarter, of (i) 2.50 to 1.00 for the fiscal quarter ending on or around April 30, 2023, (ii) 2.25 to 1.00 for the fiscal quarter ending on or around July 31, 2023, (iii) 2.00 to 1.00 for the fiscal quarter ending on or around October 31, 2023, (iv) 2.25 to 1.00 for the fiscal quarter ending on or around January 31, 2024, (v) 2.50 to 1.00 for the fiscal quarter ending on or around April 30, 2024, and (vi) 3.50 to 1.00 for the fiscal quarter ending on or around July 31, 2024 and each fiscal quarter thereafter.
The Credit Agreement also contains customary provisions pertaining to events of default. If any event of default occurs, the obligations under the Credit Agreement may be declared due and payable, terminated upon written notice to us and existing letters of credit may be required to be cash collateralized.
On June 6, 2023, we entered into the second amendment (the "Second Amendment") to the Credit Agreement, in order to, among other things, (i) increase the maximum consolidated leverage ratio covenant for certain test periods as set forth therein and described below, (ii) reduce the minimum consolidated interest coverage ratio covenant for certain test periods as set forth therein and described below, (iii) modify the pricing grid applicable to loans under the Credit Agreement during the covenant relief period as set forth therein and described below, (iv) impose a minimum liquidity covenant for certain periods during the covenant relief period as set forth therein and described below, (v) increase the annual amortization in respect of the term loans thereunder to 7.5% per annum for certain periods as set forth therein, (vi) impose an “anti-cash hoarding” condition to the borrowing of revolving loans as set forth therein, (vii) provide that the maturity date for the term loans and revolving loans shall be the day that is 91 days prior to the stated maturity date of the Notes if the Notes have not otherwise been refinanced or extended to at least 91 days after the stated maturity date of the term loans and revolving loans, the aggregate principal amount of non-extended outstanding Notes and certain replacement debt exceeds $50 million and a minimum liquidity condition is not satisfied, (viii) provide for the reduction of the aggregate revolving commitments thereunder by $100 million, (ix) require that we appoint a financial advisor and (x) make certain other modifications to the mandatory prepayments (including the imposition of an excess cash flow mandatory prepayment), collateral provisions and covenants (including additional limitations on debt, liens, investments and restricted payments such as dividends) as set forth therein.
After the effectiveness of the Second Amendment, interest on loans made under the Credit Agreement in U.S. Dollars accrues, at our option, at a rate per annum equal to (1) the Base Rate (as defined above) plus a margin ranging from 0.25% to 2.75% depending upon our consolidated leverage ratio (except that, during the period that financial covenant relief pursuant to the Second Amendment is in effect, the margin will not be less than 2.25% per annum) or (2) Adjusted Term SOFR (as defined in the Credit Agreement, including certain credit spread adjustments) for an interest period to be selected by us plus a margin ranging from 1.25% to 3.75% depending upon our consolidated leverage ratio (except that, during the period that financial covenant relief pursuant to the Second Amendment is in effect, the margin will not be less than 3.25% per annum).
After the effectiveness of the Second Amendment, the financial covenants in the Credit Agreement are as follows (unless the covenant relief period under the Second Amendment is earlier terminated by us):

•maintaining a maximum consolidated leverage ratio, determined as of the last day of each fiscal quarter, of (i) 4.75 to 1.00, for the fiscal quarter ending on or around April 30, 2023, (ii) 6.80 to 1.00 for the fiscal quarter ending on or around July 31, 2023, (iii) 8.17 to 1.00 for the fiscal quarter ending on or around October 31, 2023, (iv) 8.58 to 1.00 for the fiscal quarter ending on or around January 31, 2024, (v) 7.26 to 1.00 for the fiscal quarter ending on or around April 30, 2024, (vi) 6.36 to 1.00 for the fiscal quarter ending on or around July 31, 2024, (vii) 5.85 to 1.00 for the fiscal quarter ending on or around October 31, 2024, (viii) 5.77 to 1.00 for the fiscal quarter ending on or around January 31, 2025, and (ix) 3.75 to 1.00 for the fiscal quarter ending on or around April 30, 2025 and each fiscal quarter thereafter subject to increase to 4.25 to 1.00 for the four full consecutive fiscal quarters ending on or after the date of consummation of a permitted acquisition that constitutes a "Material Acquisition" under the Credit Agreement, subject to the satisfaction of certain conditions;
•maintaining a minimum consolidated interest expense coverage ratio, determined as of the last day of each fiscal quarter, of (i) 2.50 to 1.00 for the fiscal quarter ending on or around April 30, 2023, (ii) 2.04 to 1.00 for the fiscal quarter ending on or around July 31, 2023, (iii) 1.66 to 1.00 for the fiscal quarter ending on or around October 31, 2023, (iv) 1.61 to 1.00 for the fiscal quarter ending on or around January 31, 2024, (v) 1.81 to 1.00 for the fiscal quarter ending on or around April 30, 2024, (vi) 2.07 to 1.00 for the fiscal quarter ending on or around July 31, 2024, (vii) 2.27 to 1.00 for the fiscal quarter ending on or around October 31, 2024, (viii) 2.41 to 1.00 for the fiscal quarter ending on or around January 31, 2025, and (ix) 3.50 to 1.00 for the fiscal quarter ending April 30, 2025 and each fiscal quarter thereafter; and
•until January 31, 2025, maintaining a minimum consolidated liquidity (as further defined in the Credit Agreement but excluding revolving credit commitments scheduled to expire in 2024) of $150 million as of the last day of each of our monthly accounting period.
As of April 30, 2023, we were in compliance with the financial covenants in our Credit Agreement.
As of April 30, 2023, we had $190.0 million outstanding under our Revolving Credit Facility and $895.0 million outstanding under our Term Loans. As of April 30, 2023, the undrawn borrowing capacity under the Revolving Credit Facility was $410.0 million ($310.0 million after giving pro forma effect to the reduction of revolving commitments as part of the Second Amendment described above), subject to leverage limitations. After effectiveness of the Second Amendment, $162.5 million of our Revolving Credit Facility will mature on November 7, 2024 and $337.5 million of our Revolving Credit Facility will mature on January 12, 2028.
In the first quarter of fiscal year 2024, we entered into an interest rate swap agreement with a 2.75 year term to hedge the variability of interest payments on $150.0 million of debt outstanding on the Term Loans at a Term SOFR rate of 3.58%, plus a variable margin and spread based on our consolidated leverage ratio.
In the fourth quarter of fiscal year 2023, we entered into an interest rate swap agreement with a 5 year term to hedge the variability of interest payments on $450.0 million of debt outstanding on the Term Loans at a Term SOFR rate of 3.44%, plus a variable margin and spread based on our consolidated leverage ratio.
In the first quarter of fiscal year 2021, we entered into an interest rate swap agreement with a 3 year term to hedge the variability of interest payments on the first $150.0 million of debt outstanding under the Revolving Credit Facility at a LIBOR-referenced rate of 0.73%, plus a variable margin and spread based on our consolidated leverage ratio. This interest rate swap agreement matured during the first quarter of 2024.
In the first three months of fiscal year 2024, we borrowed $40.0 million on our Revolving Credit Facility. In the first three months of fiscal year 2023, we borrowed $10.0 million on our Revolving Credit Facility.
Convertible Senior Notes
As discussed above, on October 6, 2022 and October 21, 2022, we issued and sold $300 million and $19.5 million, respectively, in aggregate principal amount of the Notes in a private placement. The Notes were issued pursuant to an indenture, dated October 12, 2022, by and among us, the subsidiary guarantors party thereto ("Subsidiary Guarantors") and U.S. Bank Trust Company, National Association, as trustee. The Notes bear interest at a rate of 1.625% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2023. The Notes will mature on November 1, 2027, unless earlier converted, redeemed or repurchased. The Notes were initially issued pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act.
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
We did not repurchase any shares of our common stock under the program in the first three months of fiscal year 2024. In the first three months of fiscal year 2023, we repurchased 762,093 shares under the program for $50.0 million. As of April 30, 2023, the remaining authorization under the program was $209.4 million. To the extent we repurchase any shares of our common stock under the program in the future, we expect to fund such repurchases from cash on hand and borrowings on our Revolving Credit Facility. We have no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.
Working Capital
Working capital, defined as total current assets less total current liabilities including the current portion of long-term debt, fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing materials and increase production. In addition, our working capital may be affected by potential acquisitions and transactions involving our debt instruments. Although investments made to fund working capital will reduce our cash balances, these investments are necessary to support business and operating initiatives. Our working capital, excluding cash and cash equivalents, was $190.4 million and $90.4 million as of April 30, 2023 and January 29, 2023, respectively. Our working capital, including cash and cash equivalents, was $354.6 million and $325.9 million as of April 30, 2023 and January 29, 2023, respectively.
Other than as disclosed above, there have been no material changes to our cash requirements from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2023.

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
In summary, our cash flows for each period were as follows:

	Three Months Ended
(in thousands)	April 30, 2023	May 1, 2022
Net cash (used in) provided by operating activities	$(89,987)	$50,051
Net cash used in investing activities	(14,407)	(10,315)
Net cash provided by (used in) financing activities	33,728	(44,153)
Effect of foreign exchange rate changes on cash and cash equivalents	(646)	—
Net decrease in cash and cash equivalents	$(71,312)	$(4,417)
Operating Activities
Net cash provided by or used in operating activities is driven by net income or loss adjusted for non-cash items and fluctuations in operating assets and liabilities.
Operating cash flows for the first three months of fiscal year 2024 compared to the first three months of fiscal year 2023 were unfavorably impacted by transaction and integration costs related to the Sierra Wireless Acquisition, higher annual bonus payments related to increased headcount, restructuring costs and a $6.4 million incremental increase in inventory spend, and were favorably impacted by a 17.0% increase in net sales.
Investing Activities
Net cash used in investing activities is primarily attributable to capital expenditures, purchases of investments and premiums paid for corporate-owned life insurance, offset by proceeds from corporate-owned life insurance.
Capital expenditures were $14.0 million for the first three months of fiscal year 2024, compared to $8.3 million for the first three months of fiscal year 2023. In the first three months of fiscal years 2024 and 2023, we made significant investments to update and expand our production capabilities.
In the first three months of fiscal year 2024, we paid $0.4 million for strategic investments, including investments in companies that are enabling the LoRa® and LoRaWAN® -based ecosystem, compared to $2.0 million of strategic investments in the first three months of fiscal year 2023.
In the first three months of fiscal year 2023, we received $2.7 million of proceeds from a corporate-owned life death benefit, which included a $1.6 million gain. All $2.7 million of the proceeds were re-invested into our corporate-owned life insurance policy in order to provide substantive coverage for our deferred compensation liability.
Financing Activities
Net cash provided by financing activities is primarily attributable to proceeds from our Revolving Credit Facility, offset by repurchases of outstanding common stock, deferred financing costs and payments related to employee share-based compensation payroll taxes.
In the first three months of fiscal year 2024, we paid $1.6 million for employee share-based compensation payroll taxes. In the first three months of fiscal year 2023, we paid $4.6 million for employee share-based compensation payroll taxes and received proceeds of $0.4 million from the exercise of stock options. We do not directly control the timing of the exercise of stock options. Such exercises are independent decisions made by grantees and are influenced most directly by the stock price and the expiration dates of stock option awards. Such proceeds are difficult to forecast, resulting from several factors that are outside our control. We believe that such proceeds will remain a nominal source of cash in the future.
Critical Accounting Estimates
Our critical accounting estimates are disclosed in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 29, 2023. There have been no significant changes to our policies during the three months ended April 30, 2023. For a discussion of recent accounting pronouncements, see Note 1, Organization and Basis of Presentation to our interim unaudited condensed consolidated financial statements.

Available Information
General information about us can be found on our website at www.semtech.com. The information on our website is for informational purposes only and should not be relied on for investment purposes. The information on our website is not incorporated by reference into this Quarterly Report and should not be considered part of this or any other report filed with the Securities Exchange Commission ("SEC").
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
ITEM 3.Quantitative and Qualitative Disclosures About Market Risk
We are subject to a variety of market risks, including commodity risk and the risks related to foreign currency, interest rates and market performance that are discussed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 29, 2023. Many of the factors that can have an impact on our market risk are external to us, and so we are unable to fully predict them.
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
Foreign Currency Risk
Our foreign operations expose us to the risk of fluctuations in foreign currency exchange rates against our functional currencies and we may economically hedge this risk with foreign currency contracts (such as currency forward contracts). Gains or losses on these balances are generally offset by corresponding losses or gains on the related hedging instruments. As of April 30, 2023, our largest foreign currency exposures were from the Canadian Dollar, Swiss Franc and Great British Pound.
We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign exchange rates of 10% for all currencies could be experienced in the near-term. These reasonably possible adverse changes were applied to our total monetary assets and liabilities denominated in currencies other than our functional currency as of the end of our first quarter of fiscal year 2024. The adverse impact these changes would have had (after taking into account balance sheet hedges only) on our income before taxes is $1.5 million.
Interest rate and credit risk
We are subject to interest rate risk in connection with the portion of the outstanding debt under our Credit Agreement that bears interest at a variable rate as of April 30, 2023.
In the first quarter of fiscal year 2024, we entered into an interest rate swap agreement with a 2.75 year term to hedge the variability of interest payments on $150.0 million of debt outstanding on the Term Loans at a Term SOFR rate of 3.58%, plus a variable margin and spread based on our consolidated leverage ratio.
In the fourth quarter of fiscal year 2023, we entered into an interest rate swap agreement with a 5 year term to hedge the variability of interest payments on $450.0 million of debt outstanding on the Term Loans at a Term SOFR rate of 3.44%, plus a variable margin and spread based on our consolidated leverage ratio.
In the first quarter of fiscal year 2021, we entered into an interest rate swap agreement with a 3 year term to hedge the variability of interest payments on the first $150.0 million of debt outstanding under the Revolving Credit Facility at a LIBOR-referenced rate of 0.73%, plus a variable margin and spread based on our consolidated leverage ratio. This interest rate swap agreement matured during the first quarter of 2024.
Based upon our $485.0 million of unhedged outstanding indebtedness as of April 30, 2023, the adverse impact a one percentage point increase in Term SOFR would have on our interest expense is $4.9 million.

Interest rates also affect our return on excess cash and investments. As of April 30, 2023, we had $164.2 million of cash and cash equivalents. A majority of our cash and cash equivalents generate interest income based on prevailing interest rates. Interest income, net of reserves, generated by our investments and cash and cash equivalents was $1.1 million in the first quarter of fiscal year 2024. A significant change in interest rates would impact the amount of interest income generated from our cash and investments. It would also impact the market value of our investments.
Our investments are primarily subject to credit risk. Our investment guidelines prescribe credit quality, permissible investments, diversification, and duration restrictions. These restrictions are intended to limit risk by restricting our investments to high quality debt instruments with relatively short-term durations. Our investment strategy limits investment of new funds and maturing securities to U.S. Treasury, Federal agency securities, high quality money market funds and time deposits with our principal commercial banks. Outside of these investment guidelines, we also invest in a limited amount of debt securities in privately held companies that we view as strategic to our business. For example, many of these investments are in companies that are enabling the LoRa® and LoRaWAN® -based ecosystem.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. We maintain cash held in deposit at financial institutions in the U.S. These deposits are insured by the FDIC in an amount up to $250,000 for any depositor. To the extent we hold cash deposits in amounts that exceed the FDIC insurance limitation, we may incur a loss in the event of a failure of any of the financial institutions where we maintain deposits. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or any applicable foreign government in the future or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a future failure or liquidity crisis. In addition, if any of our partners or parties with whom we conduct business are unable to access funds due to the status of their financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. Management believes we are not exposed to significant risk due to the financial position of the depository institution, but will continue to monitor regularly and adjust, if needed, to mitigate risk. We have established guidelines regarding diversification of our investments and their maturities, which are designed to maintain principal and maximize liquidity. To date, we have not experienced any losses associated with this credit risk and continue to believe that this exposure is not significant.
ITEM 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our CEO and CFO concluded that, our disclosure controls and procedures were effective as of April 30, 2023.
Changes in Internal Controls
As of April 30, 2023, there were no changes to our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.Legal Proceedings
Information about our material legal proceedings is set forth in Note 12, Commitments and Contingencies to the interim unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report and incorporated by reference herein.
ITEM 1A.Risk Factors
Please carefully consider and evaluate all of the information in this Quarterly Report and the risk factors set forth below and in our Annual Report on Form 10-K for the fiscal year ended January 29, 2023. If any of these risks actually occur, our business could be materially harmed. If our business is harmed, the trading price of our common stock could decline.
The risk factors associated with our business have not materially changed as compared to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2023.
ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchase of Equity Securities
None.
ITEM 3.Defaults Upon Senior Securities
None.
ITEM 4.Mine Safety Disclosures
Not applicable.
ITEM 5.Other Information
On June 6, 2023, we entered into the Second Amendment to the Credit Agreement, in order to, among other things, (i) increase the maximum consolidated leverage ratio covenant for certain test periods as set forth therein, (ii) reduce the minimum consolidated interest coverage ratio covenant for certain test periods as set forth therein, (iii) modify the pricing grid applicable to loans under the Credit Agreement during the covenant relief period as set forth therein, (iv) impose a minimum liquidity covenant for certain periods during the covenant relief period as set forth therein, (v) increase the annual amortization in respect of the term loans thereunder to 7.5% per annum for certain periods as set forth therein, (vi) impose an “anti-cash hoarding” condition to the borrowing of revolving loans as set forth therein, (vii) provide that the maturity date for the term loans and revolving loans shall be the day that is 91 days prior to the stated maturity date of the Notes if the Notes have not otherwise been refinanced or extended to at least 91 days after the stated maturity date of the term loans and revolving loans, the aggregate principal amount of non-extended outstanding Notes and certain replacement debt exceeds $50 million and a minimum liquidity condition is not satisfied, (viii) provide for the reduction of the aggregate revolving commitments thereunder by $100 million, (ix) require that we appoint a financial advisor, and (x) make certain other modifications to the mandatory prepayments (including the imposition of an excess cash flow mandatory prepayment), collateral provisions and covenants (including additional limitations on debt, liens, investments and restricted payments such as dividends) as set forth therein. See Note 9, Long-Term Debt to our interim unaudited condensed consolidated financial statements.
The foregoing description is qualified in its entirety by reference to the Second Amendment, which is filed herewith as Exhibit 10.5 and incorporated herein by reference.

ITEM 6.Exhibits
Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

Exhibit No.	Description	Location

3.1	Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended October 26, 2003

3.2	Amended and Restated Bylaws of Semtech Corporation	Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended, October 30, 2022

10.1	First Amendment to Third Amended and Restated Credit Agreement, dated as of February 24, 2023, by and among Semtech Corporation, the subsidiary guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders party thereto	Exhibit 10.2 to our Annual Report on Form 10-K for the year ended January 29, 2023

10.2	Transition and Retirement Agreement, dated March 14, 2023, between Mohan Maheswaran and Semtech Corporation	Exhibit 10.1 to our Current Report on Form 8-K filed on March 16, 2023

10.3	Cooperation Agreement, dated as of March 17, 2023, between Semtech Corporation and Lion Point Master, LP, Lion Point Capital, LP, Lion Point Capital GP, LLC, Lion Point Holdings GP, LLC and Didric Cederholm	Exhibit 10.1 to our Current Report on Form 8-K filed on March 20, 2023

10.4	Employment Agreement, dated May 25, 2023, between Paul H. Pickle and Semtech Corporation	Exhibit 10.1 to our Current Report on Form 8-K filed on May 30, 2023

10.5	Second Amendment to Third Amended and Restated Credit Agreement, dated as of June 6, 2023, by and among Semtech Corporation, the subsidiary guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders party thereto	Filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32.1 is being furnished and shall not be deemed "filed")	Furnished herewith

32.2	Certification of the Chief Financial Officer Pursuant 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32.2 is being furnished and shall not be deemed "filed")	Furnished herewith

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income and Loss, (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flow and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMTECH CORPORATION
Registrant

Date:	June 7, 2023	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer
(Principal Executive Officer; Duly Authorized Officer)

Date:	June 7, 2023	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)