Form 10-Q
period 2023-10-29
SEMTECH CORP
filed 2023-12-06
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 29, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Number of shares of common stock, $0.01 par value per share, outstanding at December 1, 2023: 64,284,760

SEMTECH CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 29, 2023

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
Special Note Regarding Forward-Looking and Cautionary Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as future financial performance, future operational performance, the anticipated impact of specific items on future earnings, and our plans, objectives and expectations. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "estimate," "should," "will," "designed to," "projections," or "business outlook," or other similar expressions constitute forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results and events to differ materially from those projected. Potential factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: the Company's ability to comply with, or pursue business strategies due to, the covenants under the agreements governing its indebtedness; the Company's ability to forecast and achieve anticipated net sales and earnings estimates in light of periodic economic uncertainty; the inherent risks, costs and uncertainties associated with integrating Sierra Wireless, Inc. successfully and risks of not achieving all or any of the anticipated benefits or the risk that the anticipated benefits may not be fully realized or take longer to realize than expected; the uncertainty surrounding the impact and duration of supply chain constraints and any associated disruptions; export restrictions and laws affecting the Company's trade and investments and tariffs or the occurrence of trade wars; worldwide economic and political disruptions, including as a result of inflation and current geopolitical conflicts; tightening credit conditions related to the United States banking system concerns; competitive changes in the marketplace including, but not limited to, the pace of growth or adoption rates of applicable products or technologies; downturns in the business cycle; decreased average selling prices of the Company’s products; the Company’s reliance on a limited number of suppliers and subcontractors for components and materials; changes in projected or anticipated end-user markets; future responses to and effects of public health crises; and those factors set forth under "Risk Factors" in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2023 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023, and under “Risk Factors” in this Quarterly Report on Form 10-Q, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with SEC. In light of the significant risks and uncertainties inherent in the forward-looking information included herein that may cause actual performance and results to differ materially from those predicted, any such forward-looking information should not be regarded as representations or guarantees by the Company of future performance or results, or that its objectives or plans will be achieved, or that any of its operating expectations or financial forecasts will be realized. Reported results should not be considered an indication of future performance. Investors are cautioned not to place undue reliance on any forward-looking information contained herein, which reflect management’s analysis only as of the date hereof. Except as required by law, the Company assumes no obligation to publicly release the results of any update or revision to any forward-looking statement that may be made to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated or future events, or otherwise.
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

PART I - FINANCIAL INFORMATION

ITEM 1.Financial Statements

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Net sales	$200,899	$177,618	$675,810	$589,021
Cost of sales	97,925	62,049	347,734	207,380
Amortization of acquired technology	10,008	1,000	31,436	3,096
Total cost of sales	107,933	63,049	379,170	210,476
Gross profit	92,966	114,569	296,640	378,545
Operating costs and expenses, net:
Selling, general and administrative	47,663	40,227	165,022	131,710
Product development and engineering	46,911	35,056	144,945	114,446
Intangible amortization	4,853	—	14,606	—
Restructuring	3,646	2,244	14,608	2,244
Gain on sale of business	—	(327)	—	(18,313)
Goodwill impairment	2,266	—	281,821	—
Total operating costs and expenses, net	105,339	77,200	621,002	230,087
Operating (loss) income	(12,373)	37,369	(324,362)	148,458
Interest expense	(28,305)	(9,009)	(72,986)	(11,465)
Interest income	574	839	2,317	1,758
Non-operating income (expense), net	3,542	(64)	1,503	(596)
Investment impairments and credit loss reserves, net	(1,990)	(29)	(2,250)	376
(Loss) income before taxes and equity method (loss) income	(38,552)	29,106	(395,778)	138,531
(Benefit) provision for income taxes	(311)	6,327	53,864	26,415
Net (loss) income before equity method (loss) income	(38,241)	22,779	(449,642)	112,116
Equity method (loss) income	(11)	(36)	(30)	271
Net (loss) income	(38,252)	22,743	(449,672)	112,387
Net loss attributable to noncontrolling interest	(2)	(3)	(5)	(6)
Net (loss) income attributable to common stockholders	$(38,250)	$22,746	$(449,667)	$112,393
(Loss) earnings per share:
Basic	$(0.60)	$0.36	$(7.02)	$1.76
Diluted	$(0.60)	$0.36	$(7.02)	$1.76
Weighted-average number of shares used in computing (loss) earnings per share:
Basic	64,216	63,764	64,048	63,738
Diluted	64,216	63,855	64,048	64,040
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND LOSS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Net (loss) income	$(38,252)	$22,743	$(449,672)	$112,387
Other comprehensive (loss) income, net:
Unrealized (loss) gain on foreign currency cash flow hedges, net	(65)	(382)	(92)	164
Reclassifications of realized (gain) loss on foreign currency cash flow hedges, net, to net (loss) income	(165)	72	(441)	(69)
Unrealized gain on interest rate cash flow hedges, net	7,713	505	21,900	2,069
Reclassifications of realized gain on interest rate cash flow hedges, net, to net loss	(2,163)	(625)	(5,755)	(680)
Cumulative translation adjustment	(5,664)	—	(13,362)	(48)
Change in defined benefit plans, net	(51)	22	(153)	68
Other comprehensive (loss) income, net	(395)	(408)	2,097	1,504
Comprehensive (loss) income	(38,647)	22,335	(447,575)	113,891
Comprehensive loss attributable to noncontrolling interest	(2)	(3)	(5)	(6)
Comprehensive (loss) income attributable to common stockholders	$(38,645)	$22,338	$(447,570)	$113,897
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	October 29, 2023	January 29, 2023
Assets
Current assets:
Cash and cash equivalents	$123,820	$235,510
Accounts receivable, less allowances of $3,657 and $3,881, respectively	156,613	161,695
Inventories	160,586	207,704
Prepaid taxes	10,193	6,243
Other current assets	121,192	111,634
Total current assets	572,404	722,786
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $279,147 and $257,978, respectively	158,834	169,293
Deferred tax assets	13,597	63,783
Goodwill	1,013,679	1,281,703
Other intangible assets, net	168,230	215,102
Other assets	111,385	116,961
TOTAL ASSETS	$2,038,129	$2,569,628
Liabilities and Equity
Current liabilities:
Accounts payable	$55,008	$100,676
Accrued liabilities	183,989	253,075
Current portion of long-term debt	—	43,104
Total current liabilities	238,997	396,855
Non-current liabilities:
Deferred tax liabilities	4,526	5,065
Long-term debt	1,373,618	1,296,966
Other long-term liabilities	86,549	114,707

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 64,284,760 outstanding and 78,136,144 issued and 63,870,581 outstanding, respectively	785	785
Treasury stock, at cost, 13,851,384 shares and 14,265,563 shares, respectively	(560,894)	(577,907)
Additional paid-in capital	480,340	471,374
Retained earnings	408,573	858,240
Accumulated other comprehensive income	5,457	3,360
Total stockholders’ equity	334,261	755,852

Noncontrolling interest	178	183
Total equity	334,439	756,035
TOTAL LIABILITIES AND EQUITY	$2,038,129	$2,569,628
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended October 29, 2023
	Common Stock					Accumulated Other Comprehensive Income
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Earnings		Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at July 30, 2023	64,030,212	$785	$(572,990)	$486,365	$446,823	$5,852	$366,835	$180	$367,015
Net loss	—	—	—	—	(38,250)	—	(38,250)	(2)	(38,252)
Other comprehensive loss	—	—	—	—	—	(395)	(395)	—	(395)
Share-based compensation	—	—	—	9,132	—	—	9,132	—	9,132
Treasury stock reissued to settle share-based awards	254,548	—	12,096	(15,157)	—	—	(3,061)	—	(3,061)
Balance at October 29, 2023	64,284,760	$785	$(560,894)	$480,340	$408,573	$5,457	$334,261	$178	$334,439

	Nine Months Ended October 29, 2023
	Common Stock					Accumulated Other Comprehensive Income
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Earnings		Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at January 29, 2023	63,870,581	$785	$(577,907)	$471,374	$858,240	$3,360	$755,852	$183	$756,035
Net loss	—	—	—	—	(449,667)	—	(449,667)	(5)	(449,672)
Other comprehensive income	—	—	—	—	—	2,097	2,097	—	2,097
Share-based compensation	—	—	—	31,455	—	—	31,455	—	31,455
Treasury stock reissued to settle share-based awards	414,179	—	17,013	(22,489)	—	—	(5,476)	—	(5,476)
Balance at October 29, 2023	64,284,760	$785	$(560,894)	$480,340	$408,573	$5,457	$334,261	$178	$334,439
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands, except share data)
(unaudited)

	Three Months Ended October 30, 2022
	Common Stock					Accumulated Other Comprehensive Loss
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Earnings		Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at July 31, 2022	63,516,341	$785	$(594,449)	$506,178	$886,507	$(163)	$798,858	$188	$799,046
Net income	—	—	—	—	22,746	—	22,746	(3)	22,743
Other comprehensive loss	—	—	—	—	—	(408)	(408)	—	(408)
Sale of warrants (see Note 9)	—	—	—	42,909	—	—	42,909	—	42,909
Purchase of convertible note hedge (see Note 9)	—	—	—	(72,559)	—	—	(72,559)	—	(72,559)
Share-based compensation	—	—	—	9,016	—	—	9,016	—	9,016
Treasury stock reissued to settle share-based awards	321,388	—	15,181	(23,331)	—	—	(8,150)	—	(8,150)
Balance at October 30, 2022	63,837,729	$785	$(579,268)	$462,213	$909,253	$(571)	$792,412	$185	$792,597

	Nine Months Ended October 30, 2022
	Common Stock					Accumulated Other Comprehensive Loss
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Earnings		Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at January 30, 2022	64,098,565	$785	$(549,942)	$491,956	$796,860	$(2,075)	$737,584	$191	$737,775
Net income	—	—	—	—	112,393	—	112,393	(6)	112,387
Other comprehensive income	—	—	—	—	—	1,504	1,504	—	1,504
Sale of warrants (see Note 9)	—	—	—	42,909	—	—	42,909	—	42,909
Purchase of convertible note hedge (see Note 9)	—	—	—	(72,559)	—	—	(72,559)	—	(72,559)
Share-based compensation	—	—	—	33,727	—	—	33,727	—	33,727
Repurchase of common stock	(762,093)	—	(50,000)	—	—	—	(50,000)	—	(50,000)
Treasury stock reissued to settle share-based awards	501,257	—	20,674	(33,820)	—	—	(13,146)	—	(13,146)
Balance at October 30, 2022	63,837,729	$785	$(579,268)	$462,213	$909,253	$(571)	$792,412	$185	$792,597
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	October 29, 2023	October 30, 2022
Cash flows from operating activities:
Net (loss) income	$(449,672)	$112,387
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	69,104	22,321
Amortization of right-of-use assets	4,954	3,475
Investment impairments and credit loss reserves, net	2,250	(376)
Accretion of deferred financing costs	4,940	520
Write-off of deferred financing costs	4,446	—
Deferred income taxes	56,355	2,383
Share-based compensation	28,341	27,228
Gain on disposition of business operations and assets	(259)	(18,256)
Equity method loss (income)	30	(271)
Corporate-owned life insurance, net	2,797	23
Goodwill impairment	281,821	—
Amortization of inventory step-up	3,314	—
Changes in assets and liabilities:
Accounts receivable, net	5,016	(9,032)
Inventories	41,631	(3,470)
Other assets	(13,203)	4,170
Accounts payable	(33,768)	(3,430)
Accrued liabilities	(109,127)	12,127
Other liabilities	(6,809)	(4,289)
Net cash (used in) provided by operating activities	(107,839)	145,510
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	408	33
Purchase of property, plant and equipment	(27,473)	(22,643)
Proceeds from sale of investments	—	2,275
Purchase of investments	(930)	(6,748)
Purchase of intangibles	(771)	—
Proceeds from sale of business, net of cash disposed	—	26,322
Proceeds from corporate-owned life insurance	2,500	5,065
Premiums paid for corporate-owned life insurance	—	(5,065)
Net cash used in investing activities	(26,266)	(761)
Cash flows from financing activities:
Proceeds from revolving line of credit	70,000	10,000
Payments of revolving line of credit	—	(33,000)
Payments of term loans	(272,375)	—
Proceeds from convertible senior notes	250,000	319,500
Proceeds from sale of warrants	—	42,909
Purchase of convertible note hedge	—	(72,559)
Deferred financing costs	(17,812)	(10,253)
Payments for employee share-based compensation payroll taxes	(5,476)	(13,766)
Proceeds from exercise of stock options	—	620
Repurchase of common stock	—	(50,000)
Net cash provided by financing activities	24,337	193,451
Effect of foreign exchange rate changes on cash and cash equivalents	(1,922)	—
Net (decrease) increase in cash and cash equivalents	(111,690)	338,200
Cash and cash equivalents at beginning of period	235,510	279,601
Cash and cash equivalents at end of period	$123,820	$617,801

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)
(unaudited)

	Nine Months Ended
	October 29, 2023	October 30, 2022
Supplemental disclosure of cash flow information:
Interest paid	$63,525	$10,267
Income taxes paid	$19,655	$8,749
Non-cash investing and financing activities:
Accounts payable related to capital expenditures	$281	$3,803
Accrued deferred financing costs	$8,418	$3,330
Conversion of notes into equity	$1,271	$—
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Organization and Basis of Presentation
Nature of Business
Semtech Corporation (together with its consolidated subsidiaries, the "Company" or "Semtech") is a high-performance semiconductor, Internet of things ("IoT") systems and cloud connectivity service provider. The end customers for the Company’s silicon solutions are primarily original equipment manufacturers that produce and sell technology solutions. The Company’s IoT module, router, gateway and managed connectivity solutions ship to IoT device makers and enterprises to provide IoT connectivity to end devices.
The Company designs, develops and markets a wide range of products for commercial applications, the majority of which are sold into the infrastructure, high-end consumer and industrial end markets.
Basis of Presentation
The Company reports results on the basis of 52 and 53-week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in the fourth quarter of 53-week years. The third quarters of fiscal years 2024 and 2023 each consisted of 13 weeks.
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
Reclassifications
In fiscal year 2023, the Company reclassified amounts recorded for amortization of acquired technology intangible assets as a component of cost of sales. This was applied retrospectively and resulted in the reclassification of $1.0 million and $3.1 million of amortization of acquired technology intangible assets for the three and nine months ended October 30, 2022, respectively, from "Intangible amortization" within "Total operating costs and expenses, net" to "Amortization of acquired technology" within "Total cost of sales" in the Statements of Operations, which also had the impact of reducing gross profit by the same amount. This reclassification did not impact the Company's operating income, net income or earnings per share for any historical periods and also did not impact the Balance Sheets or Statements of Cash Flows.
During the third quarter of fiscal year 2024, the Company reclassified restructuring costs that were included in "Selling, general and administrative" and "Product development and engineering" within "Total operating costs and expenses, net" in the Statements of Operations to be separately presented in "Restructuring" within "Total operating costs and expenses, net" in the Statements of Operations. This was applied retrospectively and resulted in the reclassification of $2.1 million of restructuring costs for each of the three and nine months ended October 30, 2022 from "Selling, general and administrative" and $0.1 million of restructuring costs for each of the three and nine months ended October 30, 2022 from "Product development and engineering" to "Restructuring" in the Statements of Operations. This reclassification did not impact the Company's gross profit, operating income, net income or earnings per share for any historical periods and also did not impact the Balance Sheets or Statements of Cash Flows.
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
Compliance with the financial covenants in the Company’s Credit Agreement (as defined in Note 9, Long-Term Debt) is measured quarterly and failure to meet the covenant requirements would constitute an event of default under the Credit Agreement. There is no certainty the Company would be able to obtain waivers or amendments with the requisite lenders party thereto in order to maintain compliance. Due to risks and uncertainties with regards to forecasts and projections about our operations, industry, financial condition, performance, operating results and liquidity, the Company may not maintain compliance with the financial covenants over the next twelve months from the issuance of the accompanying interim unaudited condensed consolidated financial statements, which noncompliance would raise substantial doubt about the Company’s ability to continue as a going concern. If an event of default occurs and the Company is unable to obtain necessary waivers or amendments, the requisite lenders may elect to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. Further, if an event of default occurs, the lenders will have the right to proceed against the collateral granted to them to secure that debt. If the debt under the Credit Agreement were to be accelerated, the Company’s assets may not be sufficient to repay in full the debt that may become due as a result of that acceleration. The Company could seek replacement financing at prevailing market rates or raise additional capital by issuing equity or debt securities; however, this may not be on terms favorable to the Company, or available at all.
As of October 29, 2023, the Company was in compliance with the financial covenants in the Credit Agreement. In response to adverse market demand conditions, the Company has taken actions to reduce expenses and maintain compliance with its financial covenants. During the third quarter of fiscal year 2024, the Company entered into the Third Amendment (as defined in Note 9, Long-Term Debt) to extend and temporarily expand financial covenant relief under the Credit Agreement.
Based on the Company’s current projections, management believes the Company will maintain compliance with its financial covenants and the Company’s existing cash, projected operating cash flows and available borrowing capacity under its Revolving Credit Facility (as defined in Note 9, Long-Term Debt) are adequate to meet its operating needs, liabilities and commitments over the next twelve months from the issuance of the accompanying interim unaudited condensed consolidated financial statements.
Recent Accounting Pronouncements
The Company has considered all recent accounting pronouncements issued, but not yet effective, and does not expect any to have a material effect on the Company’s financial statements or results of operations.

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
The transaction was accounted for as a business combination in accordance with Accounting Standards Codification ("ASC") 805, "Business Combinations." The purchase price allocation for the Sierra Wireless Acquisition was completed during the third quarter of fiscal year 2024. The fair values of acquired intangibles are determined based on estimates and assumptions that are deemed reasonable by the Company. In the fourth quarter of fiscal year 2023, a preliminary goodwill balance of $931.4 million was recognized for the excess of the consideration transferred over the net assets acquired and represented the expected revenue and cost synergies of the combined company and assembled workforce. In the nine months ended October 29, 2023, the Company finalized measurement period adjustments related to identifiable intangible assets, inventories, property, plant, and equipment, income and non-income based taxes, legal matters, and other assets and liabilities, which have been recorded to reflect facts and circumstances that existed as of the Acquisition Date. These adjustments increased the goodwill balance by $23.9 million to $955.3 million. In the nine months ended October 29, 2023, the Company also finalized its determination of the reporting units related to the Sierra Wireless Acquisition and completed an allocation of the goodwill balance to these reporting units. See Note 8, Goodwill and Intangible Assets, for additional information.
The following table presents the fair values of assets and liabilities assumed on the Acquisition Date based on valuations and management's estimates:

(in thousands)	Amounts recognized as of Acquisition Date (as initially reported)	Measurement period adjustment	Amounts recognized as of Acquisition Date (as adjusted)
Total purchase price consideration, net of cash acquired $68,794	$1,240,757		$1,240,757
Assets:			—
Accounts receivable, net	92,633	—	92,633
Inventories	96,339	(1,899)	94,440
Other current assets	72,724	5,003	77,727
Property, plant and equipment	29,086	(2,628)	26,458
Intangible assets	214,780	—	214,780
Prepaid taxes	3,001	—	3,001
Deferred tax assets	22,595	285	22,880
Other assets	14,878	—	14,878
Liabilities:			—
Accounts payable	50,413	210	50,623
Accrued liabilities	148,654	26,232	174,886
Deferred tax liabilities	4,824	350	5,174
Other long-term liabilities	32,785	(2,106)	30,679
Net assets acquired, excluding goodwill	$309,360	$(23,925)	$285,435
Goodwill	$931,397	$23,925	$955,322
See Note 8, Goodwill and Intangible Assets, for additional information about goodwill impairments recorded in the three and nine months ended October 29, 2023 related to the Sierra Wireless Acquisition.
The following table provides a summary of the pro forma unaudited consolidated results of operations as if the Sierra Wireless Acquisition had been completed on February 1, 2021 (the first day of fiscal year 2022):

	Three Months Ended	Nine Months Ended
	October 30, 2022	October 30, 2022
(in thousands)	(unaudited)	(unaudited)
Total revenues	$343,674	$1,115,985
Net loss	$(5,806)	$34,768
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

Note 3: (Loss) Earnings per Share
The computation of basic and diluted (loss) earnings per share was as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Net (loss) income attributable to common stockholders	$(38,250)	$22,746	$(449,667)	$112,393

Weighted-average shares outstanding–basic	64,216	63,764	64,048	63,738
Dilutive effect of share-based compensation	—	91	—	302
Weighted-average shares outstanding–diluted	64,216	63,855	64,048	64,040

(Loss) earnings per share:
Basic	$(0.60)	$0.36	$(7.02)	$1.76
Diluted	$(0.60)	$0.36	$(7.02)	$1.76

Anti-dilutive shares not included in the above calculations:
Share-based compensation	2,034	1,229	2,179	759
Warrants	8,573	8,573	8,573	8,573
Total anti-dilutive shares	10,607	9,802	10,752	9,332
Basic earnings or loss per share is computed by dividing income or loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the reporting period. Diluted earnings or loss per share incorporates the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of non-qualified stock options and the vesting of restricted stock units, market-condition restricted stock units and financial metric-based restricted stock units if certain conditions have been met, but excludes such incremental shares that would have an anti-dilutive effect. Due to the Company's net loss for the three and nine months ended October 29, 2023, all shares underlying stock options and restricted stock units are considered anti-dilutive.
Any dilutive effect of the Warrants (as defined in Note 9, Long-Term Debt) is calculated using the treasury-stock method. During the three and nine months ended October 29, 2023, the Warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of the Company's common stock for the reporting period and due to net loss.

Note 4: Share-Based Compensation
Financial Statement Effects and Presentation
Pre-tax share-based compensation was included in the Statements of Operations as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Cost of sales	$507	$633	$1,395	$2,018
Selling, general and administrative	3,059	(1,028)	16,970	13,692
Product development and engineering	2,972	3,480	9,976	11,518
Total share-based compensation	$6,538	$3,085	$28,341	$27,228
Restricted Stock Units, Employees
The Company grants restricted stock units to certain employees of which a portion are expected to be settled with shares of the Company's common stock and a portion are expected to be settled in cash. The restricted stock units that are to be settled with shares are accounted for as equity. The grant date for these awards is equal to the measurement date and they are valued as of the measurement date, based on the fair value of the Company's common stock at the grant date, and recognized as share-based compensation expense over the requisite vesting period (typically 3 or 4 years). The restricted stock units that are to be settled in cash are accounted for as liabilities and the value of the awards is re-measured at the end of each reporting period until settlement at the end of the requisite vesting period (typically 3 years). In the nine months ended October 29, 2023, the Company granted to certain employees 1,016,388 restricted stock units that settle in shares with a weighted-average grant date fair value of $27.27, including 123,652 restricted stock units granted to the current Chief Executive Officer ("CEO") that vest quarterly over a 3-year period and 232,635 restricted stock units granted to the former CEO ("Former CEO") prior to his retirement that vest quarterly over an 18-month period. In the nine months ended October 29, 2023, the Company granted to certain employees 9,432 restricted stock units that settle in cash.
Restricted Stock Units, Non-Employee Directors
The Company maintains a compensation program pursuant to which restricted stock units are granted to the Company’s directors that are not employed by the Company or any of its subsidiaries. Under the Company's director compensation program, a portion of the restricted stock units granted under the program would be settled in cash and a portion would be settled in shares of the Company's common stock. Restricted stock units awarded under the program are generally scheduled to vest on the earlier of (i) one year after the grant date or (ii) the day immediately preceding the first annual meeting of the Company's stockholders following the grant. The portion of a restricted stock unit award under the program that is to be settled in cash will, subject to vesting, be settled when the director who received the award separates from service. The portion of a restricted stock unit award under the program that is to be settled in shares of stock will, subject to vesting, be settled promptly following vesting. In the nine months ended October 29, 2023, the Company granted to certain non-employee directors 37,116 restricted stock units that settle in cash and 37,116 restricted stock units that settle in shares with a weighted-average grant date fair value of $25.28.
The restricted stock units that are to be settled in cash are accounted for as liabilities. These awards are not typically settled until a non-employee director’s separation from service. The value of both the unvested and vested but unsettled awards are re-measured at the end of each reporting period until settlement. As of October 29, 2023, the total number of vested, but unsettled awards was 227,109 units and the liability associated with these awards was $3.0 million, of which $1.3 million was included in "Accrued liabilities" in the Balance Sheets relating to two previous non-employee directors currently serving short-term non-employee consultancies for the Company. The remaining $1.7 million was included in "Other long-term liabilities" in the Balance Sheets.
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
In the nine months ended October 29, 2023, the Company granted 202,951 TSR Awards, including 109,107 TSR Awards granted in the first quarter of fiscal year 2024, 61,827 TSR Awards granted in the second quarter of fiscal year 2024 and 32,017 TSR Awards granted in the third quarter of fiscal year 2024. The market condition is determined based upon the Company’s TSR benchmarked against the TSR of the Russell 3000 Index over one, two and three year performance periods (one-third of the awards vesting each performance period). Generally, the award recipients must be employed for the entire performance period and be an active employee at the time of vesting of the awards. The grant-date fair values per unit of the TSR Awards granted in the first quarter of fiscal year 2024 for each one, two and three year performance period were $39.47, $45.36 and $49.79, respectively. The grant-date fair values per unit of the TSR Awards granted in the second quarter of fiscal year 2024 for each one, two and three year performance period were $23.65, $32.78 and $38.65, respectively. The grant-date fair values per unit of the TSR Awards granted in the third quarter of fiscal year 2024 for each one, two and three year performance period were $24.05, $32.09 and $37.51, respectively. Under the terms of these awards, assuming the highest performance level of 200% with no cancellations due to forfeitures, the maximum potential number of shares that can be earned in aggregate for the cumulative fiscal years 2024, 2025 and 2026 performance periods would be 405,902 shares.
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
In the nine months ended October 29, 2023, the Company granted 109,107 financial metric-based restricted stock units with a weighted-average grant date fair value of $30.21 that vest over one, two and three year performance periods (one-third of the awards vesting each performance period). Generally, the award recipients must be employed for the entire performance period and be an active employee at the time of vesting of the awards. Under the terms of these awards, assuming the highest performance level of 200% with no cancellations due to forfeitures, the maximum potential number of shares that can be earned in aggregate for the cumulative fiscal years 2024, 2025 and 2026 performance periods would be 218,214 shares.

Note 5: Available-for-sale securities
The following table summarizes the values of the Company’s available-for-sale securities:

	October 29, 2023			January 29, 2023
(in thousands)	Fair Value	Amortized Cost	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Loss
Convertible debt investments	$12,725	$14,259	$(1,534)	$13,995	$15,635	$(1,640)
Total available-for-sale securities	$12,725	$14,259	$(1,534)	$13,995	$15,635	$(1,640)
The following table summarizes the maturities of the Company’s available-for-sale securities:

	October 29, 2023
(in thousands)	Fair Value	Amortized Cost
Within 1 year	$12,725	$14,259
Total available-for-sale securities	$12,725	$14,259
The Company's available-for-sale securities consist of investments in convertible debt instruments issued by privately-held companies and are recorded at fair value. See Note 6, Fair Value Measurements, for further discussion of the valuation of the available-for-sale securities. The available-for-sale securities with maturities within one year were included in "Other current assets" and with maturities greater than one year were included in "Other assets" in the Balance Sheets. Unrealized gains or losses, net of tax, were recorded in "Accumulated other comprehensive income (loss)" in the Balance Sheets, and realized gains or losses as well as current expected credit loss reserves were recorded in "Non-operating income, net" in the Statements of Operations.

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

	October 29, 2023				January 29, 2023
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swap agreement	$20,603	$—	$20,603	$—	$6,067	$—	$6,067	$—
Total return swap contracts	—	—	—	—	91	—	91	—
Convertible debt investments	12,725	—	—	12,725	13,995	—	—	13,995
Foreign currency forward contracts	—	—	—	—	717	—	717	—
Total financial assets	$33,328	$—	$20,603	$12,725	$20,870	$—	$6,875	$13,995

Financial liabilities:
Interest rate swap agreement	—	—	—	—	6,432	—	6,432	—
Total return swap contracts	419	—	419	—	—	—	—	—
Total financial liabilities	$419	$—	$419	$—	$6,432	$—	$6,432	$—
During the nine months ended October 29, 2023, the Company had no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3. As of October 29, 2023 and January 29, 2023, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
The convertible debt investments are valued utilizing a combination of estimates that are based on the estimated discounted cash flows associated with the debt and the fair value of the equity into which the debt may be converted, all of which are Level 3 inputs.
The following table presents a reconciliation of the changes in convertible debt investments in the nine months ended October 29, 2023:

(in thousands)
Balance at January 29, 2023	$13,995
Increase in credit loss reserve	(610)
Interest accrued	611
Conversion to equity	(1,271)
Balance at October 29, 2023	$12,725
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
The foreign currency forward contracts were measured at fair value using readily available foreign currency forward and interest rate curves (Level 2 inputs). The fair value of each contract was determined by comparing the contract rate to the forward rate and discounting to the present value. Contracts in a gain position were recorded in "Other current assets" in the

Balance Sheets and the value of contracts in a loss position were recorded in "Accrued liabilities" in the Balance Sheets. See Note 17, Derivatives and Hedging Activities, for further discussion of the Company’s derivative instruments.
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
Instruments Not Recorded at Fair Value
Some of the Company’s financial instruments are not measured at fair value, but are recorded at amounts that approximate fair value due to their liquid or short-term nature. Such financial assets and financial liabilities include: cash and cash equivalents including money market deposits, net receivables, certain other assets, accounts payable, accrued expenses, accrued personnel costs, and other current liabilities. The Company’s revolving loans and Term Loans (as defined in Note 9, Long-Term Debt) are recorded at cost, which approximates fair value as the debt instruments bear interest at a floating rate. The 2027 Notes and 2028 Notes (as defined in Note 9, Long-Term Debt) are carried at face value less unamortized debt issuance costs, with interest expense reflecting the cash coupon plus the amortization of the capitalized issuance costs. The estimated fair values are determined based on the actual bid prices of the 2027 Notes and 2028 Notes as of the last business day of the period.
The following table displays the carrying values and fair values of the 2027 Notes and 2028 Notes:

		October 29, 2023		January 29, 2023
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
1.625% convertible senior notes due 2027, net (1)	Level 2	309,961	309,961	308,150	345,075
4.00% convertible senior notes due 2028, net (2)	Level 2	241,448	228,606	—	—
Total long-term debt, net of debt issuance costs		$551,409	$538,567	$308,150	$345,075
(1) The 1.625% convertible senior notes due 2027, net, are reflected net of $9.5 million and $11.4 million of unamortized debt issuance costs as of October 29, 2023 and January 29, 2023, respectively.
(2) The 4.00% convertible senior notes due 2028, net, are reflected net of $8.6 million of unamortized debt issuance costs as of October 29, 2023.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company reduces the carrying amounts of its intangible assets, long-lived assets and non-marketable equity securities to fair value when it determines they are impaired.
Investment Impairments and Credit Loss Reserves
The total credit loss reserve for the Company's held-to-maturity debt securities and available-for-sale debt securities decreased to $4.0 million as of October 29, 2023 from $4.2 million as of January 29, 2023. Additionally, in the three and nine months ended October 29, 2023, the Company recorded an other-than-temporary impairment of $1.6 million on one of its non-marketable equity investments. Credit loss reserves related to the Company’s available-for-sale debt securities and held-to-maturity debt securities with maturities within one year were included in “Other current assets” and with maturities greater than one year were included in “Other assets” in the Balance Sheets.

Note 7: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

(in thousands)	October 29, 2023	January 29, 2023
Raw materials and electronic components	$52,544	$76,919
Work in progress	72,338	88,764
Finished goods	35,704	42,021
Total inventories	$160,586	$207,704
In the nine months ended October 29, 2023, the Company recorded $3.3 million of amortization of inventory step-up related to the Sierra Wireless Acquisition in Cost of Sales in the Statements of Operations.

Note 8: Goodwill and Intangible Assets
Goodwill
The carrying amounts of goodwill by applicable operating segment were as follows:

(in thousands)	Signal Integrity	Advanced Protection and Sensing	IoT Systems	IoT Connected Services	Unallocated	Total
Balance at January 29, 2023	$274,085	$14,639	$61,582	$—	$931,397	$1,281,703
Measurement period adjustment	—	—	—	—	23,925	$23,925
Reallocation	—	—	655,527	299,795	(955,322)	—
Cumulative translation adjustment	—	—	(2,663)	(7,465)	—	(10,128)
Impairment	—	—	(211,212)	(70,609)	—	(281,821)
Balance at October 29, 2023	$274,085	$14,639	$503,234	$221,721	$—	$1,013,679
On January 12, 2023, in connection with the Sierra Wireless Acquisition, the Company acquired all of the outstanding equity interests in Sierra Wireless and a preliminary goodwill balance of $931.4 million was recorded for the excess of the consideration transferred over the net assets acquired and represented the expected revenue and cost synergies of the combined company and assembled workforce. In the nine months ended October 29, 2023, the Company recorded measurement period adjustments that increased goodwill by $23.9 million. See Note 2, Acquisition and Divestiture, for further discussion of the Sierra Wireless Acquisition and impact of the measurement period adjustments. In the fourth quarter of fiscal year 2023, in conjunction with the Sierra Wireless Acquisition, the Company formed two additional operating segments: the IoT Systems operating segment, which also absorbed portions of the Company's previous Wireless and Sensing operating segment, and the IoT Connected Services operating segment. In the nine months ended October 29, 2023, the Company finalized the determination of the reporting units related to the previously-identified operating segments. IoT Systems-Modules and IoT Systems-Routers were identified as reporting units, which together with IoT Systems-Wireless (f.k.a. Wireless and Sensing) reporting unit, aggregate into the IoT Systems operating segment. IoT Connected Services comprises one reporting unit and, accordingly, is both a reporting unit and an operating segment. During the nine months ended October 29, 2023, the Company also completed an allocation of the goodwill balance resulting from the Sierra Wireless Acquisition to each of these reporting units.
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
During the second quarter of fiscal year 2024, as a result of reduced earnings forecasts associated with the business acquired from Sierra Wireless and current macroeconomic conditions, including a rising interest rate environment, the Company performed an interim impairment test using a quantitative assessment of the reporting units related to the Sierra Wireless Acquisition (specifically, the IoT Connected Services, IoT Systems–Modules and IoT Systems–Routers reporting units). The interim impairment test resulted in $279.6 million of total pre-tax non-cash goodwill impairment charges recorded during the second quarter of fiscal year 2024 in the Statements of Operations, consisting of $69.0 million of goodwill impairment for the IoT Connected Services reporting unit, $109.9 million of goodwill impairment for the IoT Systems–Modules reporting unit and $100.7 million goodwill impairment for the IoT Systems–Routers reporting unit. During the third quarter of fiscal year 2024, the Company recorded an additional $2.3 million of total pre-tax non-cash goodwill impairment charges resulting from the finalization of the measurement period adjustments, consisting of $1.6 million of goodwill impairment for the IoT Connected Services reporting unit, $0.2 million of goodwill impairment for the IoT Systems–Modules reporting unit and $0.5 million of goodwill impairment for the IoT Systems–Routers reporting unit. The fair values of these reporting units were determined based on a discounted cash flow model (an income approach) and earnings multiples (a market approach). Significant inputs to the reporting unit fair value measurements included forecasted cash flows, discount rates, terminal growth rates and earnings multiples, which were determined by management estimates and assumptions. The reporting unit fair value measurements are classified as Level 3 in the fair value hierarchy because they involve significant unobservable inputs.

Purchased and Other Intangibles
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions, which are amortized over their estimated useful lives:

		October 29, 2023			January 29, 2023
(in thousands, except estimated useful life)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technologies	1-8 years	$154,562	$(32,549)	$122,013	$175,080	$(21,156)	$153,924
Customer relationships	1-10 years	51,744	(12,791)	38,953	53,000	(690)	52,310
Trade name	2-10 years	9,000	(2,507)	6,493	9,000	(132)	8,868
Total finite-lived intangible assets		$215,306	$(47,847)	$167,459	$237,080	$(21,978)	$215,102
Amortization expense of finite-lived intangible assets was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Core technologies	$10,008	$1,000	$31,436	$3,096
Customer relationships	4,061	—	12,231	—
Trade name	792	—	2,375	—
Total amortization expense	$14,861	$1,000	$46,042	$3,096
Amortization expense of finite-lived intangible assets related to core technologies was recorded in “Amortization of acquired technology” within “Total cost of sales” in the Statements of Operations and amortization expense of finite-lived intangible assets related to customer relationships and trade name was recorded in “Intangible amortization” within “Total operating costs and expenses, net” in the Statements of Operations. As of the Acquisition Date, the weighted-average amortization period for the finite-lived intangible assets acquired in the Sierra Wireless Acquisition was 5.3 years, which reflects weighted-average amortization periods of 4.4 years, 7.9 years and 6.2 years for core technologies, customer relationships and trade name, respectively.
Future amortization expense of finite-lived intangible assets is expected as follows:

(in thousands)	Core Technologies	Customer Relationships	Trade name	Total
2024 (remaining three months)	$9,990	$3,531	$792	$14,313
2025	39,449	3,954	1,722	45,125
2026	32,342	3,954	500	36,796
2027	17,481	3,954	500	21,935
2028	13,469	3,954	500	17,923
Thereafter	9,282	19,606	2,479	31,367
Total expected amortization expense	$122,013	$38,953	$6,493	$167,459
Also presented in “Other intangible assets, net” in the Balance Sheets, are finite-lived intangible assets under construction to be amortized upon placement in service. The following table sets forth the Company’s finite-lived intangible assets under construction:

(in thousands)	Net Carrying Amount
Value at January 29, 2023	$—
Capitalized development costs	771
Value at October 29, 2023	$771

Note 9: Long-Term Debt
Long-term debt and the current period interest rates were as follows:

(in thousands, except percentages)	October 29, 2023	January 29, 2023
Revolving loans	$220,000	$150,000
Terms loans	622,625	895,000
1.625% convertible senior notes due 2027	319,500	319,500
4.00% convertible senior notes due 2028	250,000	—
Total debt	$1,412,125	$1,364,500
Current portion, net	$—	$(43,104)
Debt issuance costs	(38,507)	(24,430)
Total long-term debt, net of debt issuance costs	$1,373,618	$1,296,966
Weighted-average effective interest rate (1)	5.57%	4.84%
(1) The revolving loans and Term Loans (as defined below) bear interest at variable rates based on Adjusted Term SOFR or a Base Rate (as defined herein), at the Company’s option, plus an applicable margin that varies based on the Company’s consolidated leverage ratio. In the first quarter of fiscal year 2024, the Company entered into an interest rate swap agreement with a 2.75 year term to hedge the variability of interest payments on $150.0 million of debt outstanding on the Term Loans at a fixed Term SOFR rate of 3.58%, plus a variable margin and spread based on the Company’s consolidated leverage ratio. In the fourth quarter of fiscal year 2023, the Company entered into an interest rate swap agreement with a 5 year term to hedge the variability of interest payments on $450.0 million of debt outstanding on the Term Loans at a fixed Term SOFR rate of 3.44%, plus a variable margin and spread based on the Company’s consolidated leverage ratio. As of October 29, 2023, the effective interest rate was a weighted-average rate that represented (a) interest on the revolving loans at a floating SOFR rate of 5.33% plus a margin and spread of 3.36% (total floating rate of 8.70%), (b) interest on $450.0 million of the debt outstanding on the Term Loans at a fixed SOFR rate of 3.44% plus a margin and spread of 3.35% (total fixed rate of 6.79%), (c) interest on $150.0 million of the debt outstanding on the Terms Loans at a fixed SOFR rate of 3.58% plus a margin and spread of 3.35% (total fixed rate of 6.93%), (d) interest on the remaining debt outstanding on the Term Loans at a floating SOFR rate of 5.33% plus a margin and spread of 3.35% (total floating rate of 8.68%), (e) interest on the 2027 Notes outstanding at a fixed rate of 1.625%, and (f) interest on the 2028 Notes outstanding at a fixed rate of 4.00%. As of January 29, 2023, the effective interest rate was a weighted average-rate that represented (a) interest on the revolving loans at a fixed LIBOR rate of 0.73% plus a margin and spread of 2.36% (total fixed rate of 3.09%) (b) interest on $450.0 million of the debt outstanding on the Term Loans at a fixed SOFR rate of 3.44% plus a margin and spread of 2.35% (total fixed rate of 5.79%), (c) interest on the remaining debt outstanding on the Term Loans at a floating SOFR rate of 4.43% plus a margin and spread of 2.35% (total floating rate of 6.78%) and (d) interest on the 2027 Notes outstanding at a fixed rate of 1.625%.
Credit Agreement
On September 26, 2022 (the “Third Restatement Effective Date”), the Company entered into a third amended and restated credit agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”) with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, swing line lender and letter of credit issuer.
After effectiveness of the Third Amendment described below, the borrowing capacity on the revolving credit facility under the Credit Agreement (the "Revolving Credit Facility") is $500.0 million, of which $162.5 million is scheduled to mature on November 7, 2024 and $337.5 million is scheduled to mature on January 12, 2028, and the term loans thereunder (the “Term Loans”) are scheduled to mature on January 12, 2028 (subject to, in certain circumstances, an earlier springing maturity).
In the first nine months of fiscal year 2024, the Company borrowed $70.0 million on the Revolving Credit Facility and repaid $272.4 million on the Term Loans. In the first nine months of fiscal year 2023, the Company borrowed $10.0 million and repaid $33.0 million on the Revolving Credit Facility. As of October 29, 2023, the Company had $622.6 million outstanding under the Term Loans and $220.0 million outstanding under the Revolving Credit Facility, which had undrawn borrowing capacity of $280.0 million, subject to customary conditions precedent, including the accuracy of representations and warranties and the absence of defaults.
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
No amortization is required with respect to the revolving loans. Effective June 6, 2023, in connection with entering into a second amendment to the Credit Agreement, the Term Loans amortize (x) during the period that financial covenant relief is in effect (including during the extended covenant relief period provided pursuant to the Third Amendment), in equal quarterly installments of 1.875% of the aggregate principal amount outstanding on the Third Restatement Effective Date, and (y) otherwise, in equal quarterly installments of 1.25% of the aggregate principal amount outstanding on the Third Restatement Effective Date, with the balance due at maturity. The Company may voluntarily prepay borrowings at any time and from time to time, without premium or penalty, other than customary "breakage costs" in certain circumstances. In the third quarter of fiscal year 2024, the Company made a $250 million prepayment on the Term Loans in connection with the Third Amendment ("defined below"), after which there is no scheduled amortization remaining on the Term Loans.
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
On October 19, 2023, the Company entered into the third amendment (the "Third Amendment") to the Credit Agreement, in order to, among other things, (i) extend the financial covenant relief period by one year to April 30, 2026, (ii) increase the maximum consolidated leverage ratio covenant for certain test periods as set forth in the Third Amendment, (iii) reduce the minimum consolidated interest coverage ratio covenant for certain test periods as set forth in the Third Amendment and (iv) make certain other changes as set forth therein. These amendments had the effect of extending and temporarily expanding financial covenant relief under the Credit Agreement previously provided for in a first amendment to the Credit Agreement entered into on February 24, 2023 and a second amendment to the Credit Agreement entered into on June 6, 2023.
Effective June 6, 2023, in connection with entering into a second amendment to the Credit Agreement, interest on loans made under the Credit Agreement in U.S. Dollars accrues, at the Company's option, at a rate per annum equal to (1) (x) the Base Rate (as defined in the Credit Agreement) plus (y) a margin ranging from 0.25% to 2.75% depending upon the Company’s consolidated leverage ratio (except that, during the period that financial covenant relief is in effect (including during the extended covenant relief period provided pursuant to the Third Amendment), the margin will not be less than 2.25% per annum) or (2) (x) Term SOFR Rate (as defined in the Credit Agreement) plus (y) a credit spread adjustment of (i) for term loans, 0.10% and (ii) for revolving credit borrowings, 0.11%, 0.26% or 0.43% for one, three and six month interest periods, respectively, plus (z) a margin ranging from 1.25% to 3.75% depending upon the Company's consolidated leverage ratio (except that, during the period that financial covenant relief pursuant to the Third Amendment is in effect, the margin will not be less than 3.25% per annum) (such margin, the "Applicable Margin"). Interest on loans made under the Revolving Credit Facility in Alternative Currencies accrues at a rate per annum equal to a customary benchmark rate (including, in certain cases, credit spread adjustments) plus the Applicable Margin.
The Credit Agreement contains customary representation and warranties, and affirmative and negative covenants, including limitations on the Company’s ability to, among other things, incur indebtedness, create liens on assets, engage in certain fundamental corporate changes, make investments, repurchase stock, pay dividends or make similar distributions, engage in certain affiliate transactions, or enter into agreements that restrict the Company's ability to create liens, pay dividends or make loan repayments. In addition, the Company must comply with financial covenants which, after effectiveness of the Third Amendment are as follows (in each case, during the covenant relief period):
•maintaining a maximum consolidated leverage ratio, determined as of the last day of each fiscal quarter, of (i) 8.17 to 1.00 for the fiscal quarter ending on or around October 31, 2023, (ii) 10.27 to 1.00 for the fiscal quarter ending on or around January 31, 2024, (iii) 10.21 to 1.00 for the fiscal quarter ending on or around April 30, 2024, (iv) 9.93 to 1.00 for the fiscal quarter ending on or around July 31, 2024, (v) 8.42 to 1.00 for the fiscal quarter ending on or around October 31, 2024, (vi) 7.68 to 1.00 for the fiscal quarter ending on or around January 31, 2025, (vii) ) 6.75 to 1.00 for the fiscal quarter ending on or around April 30, 2025, (viii) 6.28 to 1.00 for the fiscal quarter ending on or around July 31, 2025, (ix) 5.81 to 1.00 for the fiscal quarter ending on or around October 31, 2025, (x) 5.30 to 1.00 for the fiscal quarter ending on or around January 31, 2026, and (xi) 3.75 to 1.00 for the fiscal quarter ending on or around April 30, 2026 and each fiscal quarter thereafter, subject to increase to 4.25 to 1.00 for the four full consecutive fiscal quarters ending on or after the date of consummation of a permitted acquisition that constitutes a "Material Acquisition" under the Credit Agreement, subject to the satisfaction of certain conditions;
•maintaining a minimum consolidated interest expense coverage ratio, determined as of the last day of each fiscal quarter, of (i) 1.66 to 1.00 for the fiscal quarter ending on or around October 31, 2023, (ii) 1.40 to 1.00 for the fiscal quarter ending on or around January 31, 2024, (iii) 1.37 to 1.00 for the fiscal quarter ending on or around April 30, 2024, (iv) 1.41 to 1.00 for the fiscal quarter ending on or around July 31, 2024, (v) 1.73 to 1.00 for the fiscal quarter ending on or around October 31, 2024, (vi) 1.90 to 1.00 for the fiscal quarter ending on or around January 31, 2025, (vii) 2.14 to 1.00 for the fiscal quarter ending on or around April 30, 2025, (viii) 2.37 to 1.00 for the fiscal quarter ending on or around July 31, 2025, (ix) 2.68 to 1.00 for the fiscal quarter ending on or around October 31, 2025, (x) 3.01 to 1.00 for the fiscal quarter ending on or around January 31, 2026, and (xi) 3.50 to 1.00 for the fiscal quarter ending on or around April 30, 2026 and each fiscal quarter thereafter; and
•until January 31, 2025, maintaining a minimum consolidated liquidity (as further defined in the Credit Agreement but excluding revolving credit commitments scheduled to expire in 2024) of $150 million as of the last day of each monthly accounting period of the Company.

Upon the termination of the covenant relief period under the Third Amendment, the ratio levels set forth above with respect to the leverage and interest expense coverage financial covenants are subject to step-up as set forth in the Credit Agreement, and the liquidity covenant shall no longer apply.
Compliance with the leverage and interest expense coverage financial covenants is measured quarterly based upon the Company’s performance over the most recent four quarters, and compliance with the liquidity covenant is measured as of the last day of each monthly accounting period. As of October 29, 2023, the Company was in compliance with the financial covenants in the Credit Agreement. See “Liquidity” in Note 1, Organization and Basis of Presentation, for additional information about compliance with the financial covenants.
The Credit Agreement also contains customary provisions pertaining to events of default. If any event of default occurs, the obligations under the Credit Agreement may be declared due and payable, terminated upon written notice to us and existing letters of credit may be required to be cash collateralized.
The $100 million reduction in borrowing capacity of the Revolving Credit Facility in connection with the second amendment to the Credit Agreement, entered into on June 6, 2023, and the $250 million payment on the Term Loans in connection with the Third Amendment resulted in write-offs of deferred financing costs totaling $3.7 million and $4.4 million for the three and nine months ended October 29, 2023, respectively, which were included in "Interest expense" in the Statements of Operations.
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
Convertible Senior Notes due 2027
On October 12, 2022 and October 21, 2022, the Company issued and sold $300.0 million and $19.5 million, respectively, in aggregate principal amount of 1.625% Convertible Senior Notes due 2027 (the "2027 Notes") in a private placement. The 2027 Notes were issued pursuant to an indenture, dated October 12, 2022, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (the "2027 Indenture"). The 2027 Notes are jointly and severally and fully and unconditionally guaranteed by each of the Company’s current and future direct and indirect wholly-owned domestic subsidiaries that guarantee its borrowings under its Credit Agreement. The 2027 Notes bear interest at a rate of 1.625% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2023. The 2027 Notes will mature on November 1, 2027, unless earlier converted, redeemed or repurchased.
The initial conversion rate of the 2027 Notes is 26.8325 shares of the Company's common stock per $1,000 principal amount of 2027 Notes (which is equivalent to an initial conversion price of approximately $37.27 per share). The conversion rate is subject to adjustment upon the occurrence of certain events specified in the 2027 Indenture but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a Make-Whole Fundamental Change (as defined in the 2027 Indenture) or if the Company delivers a Notice of Sale Price Redemption (as defined in the 2027 Indenture), the Company will, in certain circumstances, increase the conversion rate by a number of additional shares of common stock as described in the 2027 Indenture for a holder who elects to convert its 2027 Notes in connection with such Make-Whole Fundamental Change or to convert its 2027 Notes called (or deemed called as provided in the 2027 Indenture) for redemption in connection with such Notice of Sale Price Redemption, as the case may be.
Prior to the close of business on the business day immediately preceding July 1, 2027, the 2027 Notes are convertible at the option of the holders thereof only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on January 29, 2023 (and only during such fiscal quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which, for each trading day of that period, the Trading Price (as defined in the 2027 Indenture), as determined following a request by a holder of the 2027 Notes in accordance with the procedures described in the 2027 Indenture, per $1,000 principal amount of the 2027 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; (3) if the Company calls such 2027 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2027 Notes called (or deemed called as provided in the 2027 Indenture) for redemption; or (4)

upon the occurrence of specified corporate events described in the 2027 Indenture. As of October 29, 2023, none of the conditions allowing holders of the 2027 Notes to convert had been met. On or after July 1, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2027 Notes, holders of the 2027 Notes may convert all or a portion of their 2027 Notes, regardless of the foregoing conditions. Upon conversion, the 2027 Notes will be settled in cash up to the aggregate principal amount of the 2027 Notes to be converted, and in cash, shares of the Company's common stock or any combination thereof, at the Company’s option, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2027 Notes being converted.
The Company may not redeem the 2027 Notes prior to November 5, 2025. The Company may redeem for cash all or any portion of the 2027 Notes (subject to the limitation described below), at the Company’s option, on or after November 5, 2025 and before the 61st scheduled trading day immediately preceding the maturity date if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides the related notice of sale price redemption, at a redemption price equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company redeems less than all the outstanding 2027 Notes, at least $75.0 million aggregate principal amount of the 2027 Notes must be outstanding and not subject to redemption as of the relevant redemption notice date. No sinking fund is provided for the 2027 Notes.
Upon the occurrence of a Fundamental Change (as defined in the 2027 Indenture) prior to the maturity date of the 2027 Notes, holders of the 2027 Notes may require the Company to repurchase all or a portion of the 2027 Notes for cash at a price equal to 100% of the principal amount of the 2027 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the Fundamental Change Repurchase Date (as defined in the 2027 Indenture).
Convertible Note Hedge Transactions
On October 6, 2022 and October 19, 2022, the Company entered into privately negotiated convertible note hedge transactions (the “Convertible Note Hedge Transactions”) with an affiliate of one of the initial purchasers of the 2027 Notes and another financial institution (collectively, the “Counterparties”) whereby the Company has the option to purchase the same number of shares of the Company’s common stock initially underlying the 2027 Notes in the aggregate for approximately $37.27 per share, which is subject to anti-dilution adjustments substantially similar to those in the 2027 Notes. The Convertible Note Hedge Transactions will expire upon the maturity of the 2027 Notes, if not earlier exercised. The Convertible Note Hedge Transactions are expected to reduce the potential dilution to the common stock upon the conversion of the 2027 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2027 Notes, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the Convertible Note Hedge Transactions, is greater than the strike price of the Convertible Note Hedge Transactions, which initially corresponds to the initial conversion price of the 2027 Notes, or approximately $37.27 per share of the common stock. The Convertible Note Hedge Transactions are separate transactions, entered into by the Company with each of the Counterparties, and are not part of the terms of the 2027 Notes. Holders of the 2027 Notes do not have any rights with respect to the Convertible Note Hedge Transactions. The Company used approximately $72.6 million of the net proceeds from the offering of the 2027 Notes to pay the cost of the Convertible Note Hedge Transactions. The Convertible Note Hedge Transactions are recorded in additional paid-in capital in the Balance Sheets as they do not require classification outside of equity pursuant to ASC 480 and qualify for equity classification pursuant to ASC 815.
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
The Warrants are separate transactions, entered into by the Company with each of the Counterparties, and are not part of the terms of the 2027 Notes. Holders of the 2027 Notes do not have any rights with respect to the Warrants. The Company received aggregate proceeds of approximately $42.9 million from the sale of the Warrants to the Counterparties. The Warrants are recorded in additional paid-in capital in the Balance Sheets as they do not require classification outside of equity pursuant to ASC 480 and qualify for equity classification pursuant to ASC 815.
In combination, the Convertible Note Hedge Transactions and the Warrants are intended to synthetically increase the strike price of the conversion option of the 2027 Notes from approximately $37.27 to $51.15 (subject to adjustment in accordance with the terms of the agreements governing such transactions), with the expected result of reducing the dilutive effect of the 2027 Notes in exchange for a net cash premium of $29.7 million.
Convertible Senior Notes due 2028
On October 26, 2023, the Company issued and sold $250.0 million in aggregate principal amount of 4.00% Convertible Senior Notes due 2028 (the "2028 Notes") in a private placement. The 2028 Notes were issued pursuant to an indenture, dated October 26, 2023, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (the "2028 Indenture"). The 2028 Notes are jointly and severally and fully and unconditionally guaranteed by each of the Company’s current and future direct and indirect wholly-owned domestic subsidiaries that guarantee its borrowings under its Credit Agreement. The 2028 Notes bear interest at a rate of 4.00% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2024. The 2028 Notes will mature on November 1, 2028, unless earlier converted, redeemed or repurchased.
The initial conversion rate of the 2028 Notes is 49.0810 shares of the Company's common stock per $1,000 principal amount of 2028 Notes (which is equivalent to an initial conversion price of approximately $20.37 per share). The conversion rate is subject to adjustment upon the occurrence of certain events specified in the 2028 Indenture but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a Make-Whole Fundamental Change (as defined in the 2028 Indenture) or if the Company delivers a Notice of Redemption (as defined in the 2028 Indenture), the Company will, in certain circumstances, increase the conversion rate by a number of additional shares of common stock as described in the 2028 Indenture for a holder who elects to convert its 2028 Notes in connection with such Make-Whole Fundamental Change or to convert its 2028 Notes called (or deemed called as provided in the 2028 Indenture) for redemption in connection with such Notice of Redemption, as the case may be.
Prior to the close of business on the business day immediately preceding August 1, 2028, the 2028 Notes will be convertible at the option of the holders thereof only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on January 28, 2024 (and only during such fiscal quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which, for each trading day of that period, the Trading Price (as defined in the 2028 Indenture), as determined following a request by a holder of the 2028 Notes in accordance with the procedures described in the Indenture, per $1,000 principal amount of the 2028 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; (3) if the Company calls such 2028 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2028 Notes called (or deemed called as provided in the 2028 Indenture) for redemption; or (4) upon the occurrence of specified corporate events described in the 2028 Indenture. As of October 29, 2023, none of the conditions allowing holders of the 2028 Notes to convert had been met. On or after August 1, 2028 until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2028 Notes, holders of the 2028 Notes may convert all or a portion of their 2028 Notes, regardless of the foregoing conditions. Upon conversion, the 2028 Notes will be settled in cash up to the aggregate principal amount of the 2028 Notes to be converted, and in cash, shares of the Company's common stock or any combination thereof, at the Company’s option, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2028 Notes being converted.
The Company may not redeem the 2028 Notes prior to November 5, 2026. The Company may redeem for cash all or any portion of the 2028 Notes (subject to the limitation described below), at the Company’s option, on or after November 5, 2026 and before the 41st scheduled trading day immediately preceding the maturity date if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides the related notice of sale price redemption, at a redemption price equal to 100% of the principal amount of the 2028 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company redeems less than all the outstanding 2028 Notes, at least $75.0 million aggregate principal amount of the 2028 Notes must be outstanding and not subject to redemption as of the relevant redemption notice date. No sinking fund is provided for the 2028 Notes.
Upon the occurrence of a Fundamental Change (as defined in the 2028 Indenture) prior to the maturity date of the 2028 Notes, holders of the 2028 Notes may require the Company to repurchase all or a portion of the 2028 Notes for cash at a price equal to 100% of the principal amount of the 2028 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the Fundamental Change Repurchase Date (as defined in the 2028 Indenture).

Debt Commitment Letter
In connection with the Sierra Wireless Acquisition (see Note 2, Acquisition and Divestiture), the Company entered into a commitment letter, dated as of August 2, 2022 (the “Commitment Letter”) with JPMorgan Chase Bank, N.A. (“JPM”), pursuant to which JPM committed to provide (a) a backstop of certain amendments to the Company's then-existing Credit Agreement and (b) a 364-day bridge loan facility in the aggregate principal amount of $1.2 billion (the "Bridge Commitment"), subject to certain mandatory commitment reductions customary for a bridge loan facility. During the third quarter of fiscal year 2023, the amendments and restatement of the Credit Agreement disclosed above and the issuance of the 2027 Notes disclosed above occurred to replace the backstop commitment and the Bridge Commitment.
Interest Expense
Interest expense was comprised of the following components for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands)	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Contractual interest	$25,566	$2,207	$70,963	$4,423
Interest swap agreement	(2,773)	(732)	(7,363)	(733)
Amortization of deferred financing costs	1,837	279	4,940	520
Write-off of deferred financing costs	3,675	—	4,446	—
Debt commitment fee (1)	—	7,255	—	7,255
Total interest expense	$28,305	$9,009	$72,986	$11,465
(1) One-time fee incurred in connection with the Commitment Letter disclosed above.
As of October 29, 2023, there were no amounts outstanding under the letters of credit, swing line loans and alternative currency sub-facilities.

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
During the second quarter of fiscal year 2024, the Company determined utilization of its net deferred tax assets ("DTAs") in the United States ("U.S.") was limited, and accordingly recorded an increase to its valuation allowance reserve of $52.8 million. This determination was made after evaluating both the positive and negative evidence regarding the recoverability of the Company’s net U.S. DTAs. Significant negative evidence that led to this conclusion included substantial cumulative GAAP financial losses, goodwill impairment (as discussed in Note 8, Goodwill and Intangible Assets), and in the absence of additional actions, the Company's inability to maintain compliance with the financial covenants over the next twelve months from the issuance of the accompanying interim unaudited condensed consolidated financial statements (as discussed in Note 1, Organization and Basis of Presentation). The amount of the DTA considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company’s projections for future growth.
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (before the federal impact of state items) is as follows:

(in thousands)
Balance at January 29, 2023	$31,471
Additions based on tax positions related to the current fiscal year	834
Decreases based on tax positions related to prior fiscal years	(846)
Balance at October 29, 2023	$31,459
Included in the balance of gross unrecognized tax benefits at October 29, 2023 and January 29, 2023 are $12.4 million and $12.6 million, respectively, of net tax benefits (after the federal impact of state items), that, if recognized, would impact the effective tax rate, prior to consideration of any required valuation allowance.
The liability for UTP is reflected in the Balance Sheets as follows:

(in thousands)	October 29, 2023	January 29, 2023
Deferred tax assets - non-current	$17,620	$17,446
Other long-term liabilities	12,443	12,641
Total accrued taxes	$30,063	$30,087
The Company’s policy is to include net interest and penalties related to unrecognized tax benefits in the "(Benefit) provision for income taxes" in the Statements of Operations.
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

The Company’s regional (loss) income from continuing operations before taxes and equity method (loss) income was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Domestic	$21,165	$(52,087)	$(71,146)	$(39,084)
Foreign	(59,717)	81,193	(324,632)	177,615
Total	$(38,552)	$29,106	$(395,778)	$138,531

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
The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Operating lease cost	$2,181	$1,449	$6,497	$4,349
Short-term lease cost	380	334	1,473	1,082
Sublease income	(163)	(33)	(483)	(102)
Total lease cost	$2,398	$1,750	$7,487	$5,329
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
(in thousands)	October 29, 2023	October 30, 2022
Cash paid for amounts included in the measurement of lease liabilities	$6,415	$4,079
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,050	$2,050

October 29, 2023
Weighted-average remaining lease term–operating leases (in years)	5.5
Weighted-average discount rate on remaining lease payments–operating leases	6.9%
Supplemental balance sheet information related to leases was as follows:

(in thousands)	October 29, 2023	January 29, 2023
Operating lease right-of-use assets in "Other assets"	$29,300	$31,807

Operating lease liabilities in "Accrued liabilities"	$6,187	$6,209
Operating lease liabilities in "Other long-term liabilities"	23,403	26,484
Total operating lease liabilities	$29,590	$32,693
Maturities of lease liabilities as of October 29, 2023 are as follows:

(in thousands)
Fiscal Year Ending:
2024 (remaining three months)	$2,036
2025	8,284
2026	6,907
2027	5,097
2028	4,481
Thereafter	9,299
Total lease payments	36,104
Less: imputed interest	(6,514)
Total	$29,590

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
On June 14, 2022, Denso Corporation, and several of its affiliates (collectively "Denso"), filed a complaint against Sierra Wireless and several of its affiliates ("Sierra Entities") in the Superior Court of California, County of San Diego. Denso asserts eight causes of action, including claims for breach of express and implied warranties, equitable indemnification, negligent and intentional misrepresentation, unjust enrichment, promissory estoppel, and declaratory judgment, based on an alleged defect related to the GPS week number rollover date. Denso alleges that it incurred in excess of $84 million in damages and costs to implement a firmware update provided by Sierra Entities' supplier in late 2018, before Sierra Wireless disposed of the automotive business, to address the alleged product defect. Denso filed an amended complaint on September 23, 2022, asserting essentially the same eight causes of action. After briefing on a demurrer and initial discovery, the parties' reached a settlement agreement on September 18, 2023 for an amount that has been accrued in "Selling, general and administrative expense" in the Statements of Operations, with payments to be made in four quarterly installments commencing on or before September 30, 2023.
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
The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based on the latest determinations by the RWQCB and the most recent actions taken pursuant to the remedial action plan, the Company estimates the total range of probable loss between $7.9 million and $9.4 million. To date, the Company has made $6.3 million in payments towards the remedial action plan. As of October 29, 2023, the estimated range of probable loss remaining was between $1.6 million and $3.1 million. Given the uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss. Therefore, the Company has recorded the minimum amount of probable loss and as of October 29, 2023, has a remaining accrual of $1.6 million related to this matter. These estimates could change as a result of changes in planned remedial actions, further actions from the regulatory agency, remediation technology, and other factors.
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
The Company's liability for the deferred compensation plan is presented below:

(in thousands)	October 29, 2023	January 29, 2023
Accrued liabilities	$9,684	$4,714
Other long-term liabilities	30,125	37,563
Total deferred compensation liabilities under this plan	$39,809	$42,277
The Company has purchased whole life insurance on the lives of certain current deferred compensation plan participants. This corporate-owned life insurance is held in a grantor trust and is intended to cover a majority of the Company's costs of the deferred compensation plan.
The cash surrender value of the Company's corporate owned life insurance is presented below:

(in thousands)	October 29, 2023	January 29, 2023
Other current assets	$7,043	$—
Other assets	23,982	33,676
Total cash surrender value of corporate-owned life insurance	$31,025	$33,676

Note 13: Restructuring
The Company has undertaken structural reorganization actions to reduce its workforce as a result of cost-saving measures and internal resource alignment including from the realization of synergies of the Sierra Wireless Acquisition. The Company also implemented a separate reduction in workforce plan that commenced during the second quarter of fiscal year 2024 and was substantially completed during the third quarter of fiscal year 2024. These reorganization actions resulted in total restructuring charges of $3.6 million and $15.5 million in the three and nine months ended October 29, 2023, respectively. The Company had restructuring charges of $2.4 million during each of the three and nine months ended October 30, 2022. Restructuring related liabilities are included in "Accrued liabilities" in the Balance Sheets.
Restructuring activity is summarized as follows:

(in thousands)	One-time employee termination benefits	Other restructuring	Total
Balance at January 29, 2023	$4,027	$12	$4,039
Charges (1)	13,129	2,338	15,467
Cash payments	(11,311)	(2,003)	(13,314)
Balance at October 29, 2023	$5,845	$347	$6,192
(1) Restructuring charges include $0.2 million and $6.0 million during the three and nine months ended October 29, 2023, respectively, related to the reduction in workforce plan that commenced during the second quarter of fiscal year 2024.
Restructuring charges were included in the Statements of Operations as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Cost of sales	$—	$128	$859	$128
Restructuring	3,646	2,244	14,608	2,244
Total restructuring charges (1)	$3,646	$2,372	$15,467	$2,372
(1) Restructuring charges include $0.2 million and $6.0 million during the three and nine months ended October 29, 2023, respectively, related to the reduction in workforce plan that commenced during the second quarter of fiscal year 2024.

Note 14: Concentration of Risk
The following significant customers accounted for at least 10% of the Company's net sales in one or more of the periods indicated:

	Three Months Ended		Nine Months Ended
(percentage of net sales) (1)	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Frontek Technology Corporation (and affiliates)	14%	13%	*	13%
Trend-tek Technology Ltd. (and affiliates)	*	14%	*	15%
CEAC International Limited	*	13%	*	13%
(1) In each period with an asterisk, the customer represented less than 10% of the Company's net sales.
The following table shows the customers that have an outstanding receivable balance that represents at least 10% of the Company's total net receivables as of one or more of the dates indicated:

(percentage of net receivables) (1)	October 29, 2023	January 29, 2023
Frontek Technology Corporation (and affiliates)	13%	*
(1) In each period with an asterisk, the customer represented less than 10% of the Company's total net receivables.
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

Note 15: Segment Information
The Company’s Chief Executive Officer functions as the chief operating decision maker ("CODM"). The CODM makes operating decisions and assesses performance based on the Company's major product lines, which represent its operating segments. The Company currently has four operating segments—Signal Integrity, Advanced Protection and Sensing, IoT Systems, and IoT Connected Services—that represent four separate reportable segments.
Historically, the Company had three operating segments—Signal Integrity, Wireless and Sensing, and Protection—that had been aggregated into two reportable segments identified as the High-Performance Analog Group, which was comprised of the Signal Integrity and Wireless and Sensing operating segments, and the System Protection Group, which was comprised of the Protection operating segment. In the fourth quarter of fiscal year 2023, as a result of organizational restructuring, the proximity sensing business and the power business were moved from the previous Wireless and Sensing operating segment into the newly formed Advanced Protection and Sensing operating segment, which also includes the Protection business. Following that organizational restructuring, the Company determined that Signal Integrity and the revised Wireless and Sensing operating segments were no longer economically similar and as a result the Company has concluded that Signal Integrity should be separately reported as its own reportable segment. Also in the fourth quarter of fiscal year 2023, in conjunction with the Sierra Wireless Acquisition, the Company formed two additional operating segments including the IoT Systems operating segment, which absorbed the Company's revised Wireless and Sensing operating segment, and the IoT Connected Services operating segment. As a result of the reorganization and the Sierra Wireless Acquisition, the Company has four reportable segments. All prior year information in the tables below has been revised retrospectively to reflect the change to the Company's reportable segments.
The Company’s assets are commingled among the various operating segments and the CODM does not use asset information in making operating decisions or assessing performance. Therefore, the Company has not included asset information by reportable segment in the segment disclosures below.
Net sales and gross profit by reportable segment were as follows:

	Three Months Ended				Nine Months Ended
(in thousands)	October 29, 2023		October 30, 2022		October 29, 2023		October 30, 2022
Net sales:
Signal Integrity	$48,737	24%	$76,705	43%	$136,890	20%	$243,362	41%
Advanced Protection and Sensing	50,569	25%	51,225	29%	135,147	20%	188,922	32%
IoT Systems	77,373	39%	49,688	28%	331,404	49%	156,737	27%
IoT Connected Services	24,220	12%	—	—%	72,369	11%	—	—%
Total net sales	$200,899	100%	$177,618	100%	$675,810	100%	$589,021	100%
Gross profit:
Signal Integrity	$25,323		$53,384		$78,257		$169,475
Advanced Protection and Sensing	22,637		27,169		69,152		100,463
IoT Systems	42,576		35,869		152,908		114,359
IoT Connected Services	11,770		—		34,836		—
Unallocated costs, including share-based compensation and amortization of acquired technology	(9,340)		(1,853)		(38,513)		(5,752)
Total gross profit	$92,966		$114,569		$296,640		$378,545
Geographic Information
Net sales activity by geographic region was as follows:

	Three Months Ended		Nine Months Ended
(percentage of total net sales)	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Asia-Pacific	59%	71%	58%	73%
North America	26%	15%	27%	15%
Europe	15%	14%	15%	12%
	100%	100%	100%	100%

The Company attributes sales to a country based on the ship-to address. The table below summarizes sales activity to geographies that represented greater than 10% of total sales for at least one of the periods presented:

	Three Months Ended		Nine Months Ended
(percentage of total net sales)	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
China (including Hong Kong)	39%	54%	30%	55%
United States	22%	14%	24%	14%
Although a large percentage of the Company's products is shipped into the Asia-Pacific region, a significant number of the products produced by these customers and incorporating the Company's semiconductor products are then sold outside this region.

Note 16: Stock Repurchase Program
The Company maintains a stock repurchase program that was initially approved by its board of directors (the "Board of Directors") in March 2008. The stock repurchase program does not have an expiration date and the Board of Directors has authorized expansion of the program over the years. On March 11, 2021, the Board of Directors approved the expansion of the stock repurchase program by an additional $350.0 million. As of October 29, 2023, the remaining authorization under the program was $209.4 million. Under the program, the Company may repurchase its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. The Company’s repurchases may be made through Rule 10b5-1 and/or Rule 10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. To the extent the Company repurchases any shares of its common stock under the program in the future, the Company expects to fund such repurchases from cash on hand and borrowings on its Revolving Credit Facility. The Company has no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.
The following table summarizes activity under the program for the presented periods:

	Three Months Ended				Nine Months Ended
	October 29, 2023		October 30, 2022		October 29, 2023		October 30, 2022
(in thousands, except number of shares)	Shares	Amount Paid	Shares	Amount Paid	Shares	Amount Paid	Shares	Amount Paid
Shares repurchased under the stock repurchase program	—	$—	—	$—	—	$—	762,093	$50,000

Note 17: Derivatives and Hedging Activities
The Company is exposed to certain risks arising from both its business operations and economic conditions and principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company, on a routine basis and in the normal course of business, experiences expenses denominated in Swiss Franc ("CHF"), Canadian Dollar ("CAD") and Great British Pound ("GBP"). Such expenses expose the Company to exchange rate fluctuations between these foreign currencies and the U.S. Dollar ("USD"). The Company occasionally uses derivative financial instruments, in the form of forward contracts, to mitigate a portion of the risk associated with adverse movements in these foreign currency exchange rates during a twelve-month window. Currency forward contracts involve fixing the exchange rate for delivery of a specified amount of foreign currency on a specified date. The Company’s accounting treatment for these instruments is based on whether or not the instruments are designated as a hedging instrument. The Company applied hedge accounting to all foreign currency derivatives and designated these hedges as cash flow hedges. As of October 29, 2023, the Company had no outstanding foreign currency forward contracts.
As of January 29, 2023, the Company's foreign currency forward contracts had the following outstanding balances:

	January 29, 2023
(in thousands, except number of instruments)	Number of Instruments	Sell Notional Value	Buy Notional Value
Sell USD/Buy CAD Forward Contract	9	$9,965	$13,643
Sell USD/Buy GBP Forward Contract	18	$3,801	£3,406
Total	27
These foreign currency forward contracts were designated as cash flows hedges and the unrealized gains or losses, net of tax, were recorded as a component of "Accumulated other comprehensive income or loss" ("AOCI") in the Balance Sheets. The effective portions of the cash flow hedges were recorded in AOCI until the hedged items were recognized in either "Selling, general and administrative expense" or "Product development and engineering expense" in the Statements of Operations once the foreign exchange contract matured, offsetting the underlying hedged expenses. Any ineffective portions of the cash flow hedges were recorded in "Non-operating income, net" in the Statements of Operations. The Company presents its derivative assets and liabilities at their gross fair values in the Balance Sheets.
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
The interest rate swap agreements have been designated as cash flow hedges and unrealized gains or losses, net of income tax, are recorded as a component of AOCI in the Balance Sheets. As the various settlements are made on a monthly basis, the realized gain or loss on the settlements are recorded in "Interest expense" in the Statements of Operations. The interest rate swap agreements resulted in a realized gain of $2.8 million for the three months ended October 29, 2023, compared to a realized gain of $0.7 million for the three months ended October 30, 2022. The interest rate swap agreements resulted in a realized gain of $7.4 million for the nine months ended October 29, 2023, compared to a realized gain of $0.7 million for the nine months ended October 30, 2022.

The fair values of the Company's instruments that qualify as cash flow hedges in the Balance Sheets were as follows:

(in thousands)	October 29, 2023	January 29, 2023
Interest rate swap agreement	$9,919	$6,067
Foreign currency forward contracts	—	717
Total other current assets	$9,919	$6,784

Interest rate swap agreement	$10,684	$—
Total other long-term assets	$10,684	$—

Foreign currency forward contracts	$—	$—
Interest rate swap agreement	—	6,432
Total other long-term liabilities	$—	$6,432
During fiscal year 2021, the Company entered into an economic hedge program that uses total return swap contracts to hedge the market risk associated with the unfunded portion of the Company's deferred compensation liability. The total return swap contracts generally have a duration of one month and are rebalanced and re-hedged at the end of each monthly term. While the total returns swap contracts are treated as economic hedges, the Company has not designated them as hedges for accounting purposes. The total return swap contracts are measured at fair value and recognized in the Balance Sheets in "Accrued Liabilities" if the instruments are in a loss position and in "Other Current Assets" if the instruments are in a gain position. Unrealized gains and losses, as well as realized gains and losses for settlements, on the total return swap contracts are recognized in "Selling, general and administrative expenses" in the Statements of Operations. As of October 29, 2023, the notional value of the total return swap contracts was $7.7 million and the fair value resulted in a liability of $0.4 million. As of January 29, 2023, the notional value of the total return swap contracts was $5.2 million and the fair value resulted in an asset of $0.1 million. The total return swap contracts resulted in a net loss recognized in earnings of $0.9 million for the three months ended October 29, 2023, compared to a net loss recognized in earnings of $0.5 million for the three months ended October 30, 2022. The total return swap contracts resulted in a net loss recognized in earnings of $0.7 million for the nine months ended October 29, 2023, compared to a net loss recognized in earnings of $0.9 million for the nine months ended October 30, 2022.

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
Our interim unaudited condensed consolidated balance sheets are referred to herein as the "Balance Sheets" and interim unaudited condensed consolidated statements of operations are referred to herein as the "Statements of Operations." Amounts and percentages may not add precisely due to rounding.
Overview
Semtech Corporation (together with its consolidated subsidiaries, the "Company", "we", "our", or "us") is a high-performance, IoT systems and cloud connectivity service provider. We account for results in four reportable segments—Signal Integrity, Advanced Protection and Sensing, IoT Systems and IoT Connected Services. Historically, we had three operating segments—Signal Integrity, Wireless and Sensing, and Protection—that had been aggregated into two reportable segments identified as the High-Performance Analog Group, which was comprised of the Signal Integrity and Wireless and Sensing operating segments, and the System Protection Group, which was comprised of the Protection operating segment. In the fourth quarter of fiscal year 2023, as a result of organizational restructuring, the proximity sensing business and the power business were moved from the previous Wireless and Sensing operating segment into the newly formed Advanced Protection and Sensing operating segment, which also includes the Protection business. Following this organizational restructuring, we determined that Signal Integrity and the revised Wireless and Sensing operating segments were no longer economically similar and as a result we concluded that Signal Integrity should be separately reported as its own reportable segment. Also in the fourth quarter of fiscal year 2023, in conjunction with the acquisition of Sierra Wireless, Inc. ("Sierra Wireless") we formed two additional operating segments including the IoT Systems operating segment, which absorbed our revised Wireless and Sensing operating segment, and the IoT Connected Services operating segment. As a result of the reorganization and the Sierra Wireless Acquisition (as defined below), we have four reportable segments. All prior year information in the tables below has been revised retrospectively to reflect the change to our reportable segments. See Note 15, Segment Information, to our interim unaudited condensed consolidated financial statements for segment information.
Signal Integrity. We design, develop, manufacture and market a portfolio of optical data communications and video transport products used in a wide variety of infrastructure and industrial applications. Our comprehensive portfolio includes integrated circuits ("ICs") for data centers, enterprise networks, passive optical networks ("PON"), and wireless base station optical transceivers. Our high-speed interfaces range from 100Mbps to 800Gbps and support key industry standards such as Fibre Channel, Infiniband, Ethernet, PON and synchronous optical networks. Our video products offer advanced solutions for next generation high-definition broadcast applications, as well as highly differentiated video-over-IP technology for professional audio video applications.
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
IoT Systems. We design, develop, manufacture and market a portfolio of specialized radio frequency products used in a wide variety of industrial, medical and communications applications. Our wireless products, which include our LoRa® devices and wireless radio frequency technology, feature industry leading and longest range industrial, scientific and medical radio, enabling a lower total cost of ownership and increased reliability. These features make these products particularly suitable for machine-to-machine and IoT applications. We also offer a comprehensive product portfolio of IoT solutions that enable businesses to connect and manage their devices, collect and analyze data, and improve decision-making. The portfolio includes a wide range of modules, gateways, routers, and connected services that are designed to meet the specific needs of different industries and applications. Sierra Wireless' modules are available in a variety of form factors and connectivity options, including LTE-M, NB-IoT and 5G, and can be integrated into an array of devices and systems. Our gateways and routers are designed to provide reliable and secure connectivity for IoT devices, while our connected services enable businesses to manage devices and connectivity so businesses can navigate the complex IoT landscape and realize the full potential of connected devices.

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
Our net sales by reportable segment were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Signal Integrity	$48,737	$76,705	$136,890	$243,362
Advanced Protection and Sensing	50,569	51,225	135,147	188,922
IoT Systems	77,373	49,688	331,404	156,737
IoT Connected Services	24,220	—	72,369	—
Total	$200,899	$177,618	$675,810	$589,021
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
Recent Developments
Leadership
On September 5, 2023, our board of directors (the “Board” or “Board of Directors”) appointed Mark Lin to serve as our Executive Vice President and Chief Financial Officer, which became effective on October 2, 2023 (the "Transition Date"). Mr. Lin succeeded Mr. Emeka Chukwu as the Company’s Executive Vice President and Chief Financial Officer on the Transition Date.
Subsequent to quarter end and pursuant to the Cooperation Agreement entered into by and among us and Lion Point Capital, LP and certain of its affiliates on March 17, 2023, the Board appointed Julie G. Ruehl as a member of the Board, effective December 1, 2023, to serve until our calendar year 2024 annual meeting of stockholders and until her successor is elected or qualified, or until her earlier death, resignation or removal.
Restructuring
During the second quarter of fiscal year 2024, we commenced a reduction in workforce plan. Additionally, during the nine months ended October 29, 2023, we have undertaken structural reorganization actions to reduce our workforce as a result of cost-saving measures and internal resource alignment including from the realization of synergies of the acquisition of Sierra Wireless completed on January 12, 2023 (the "Sierra Wireless Acquisition"). Total restructuring charges in the three and nine months ended October 29, 2023 were $3.6 million and $15.5 million, respectively, of which $0.2 million and $6.0 million in the three and nine months ended October 29, 2023, respectively, related to the reduction in workforce plan that commenced during the second quarter of fiscal year 2024 and was substantially completed during the third quarter of fiscal year 2024. For additional information, see Note 13, Restructuring, to our interim unaudited condensed consolidated financial statements.
Financing
On October 19, 2023, we entered into the third amendment (“Third Amendment”) to the Credit Agreement (as such term is defined in "―Liquidity and Capital Resources―Credit Agreement" below) in order to, among other things, i) extend the financial covenant relief period under the Credit Agreement by one year to April 30, 2026, (ii) increase the maximum consolidated leverage ratio covenant for certain test periods as set forth in the Third Amendment, (iii) reduce the minimum consolidated interest coverage ratio covenant for certain test periods as set forth in the Third Amendment and (iv) make certain other changes as set forth in the Third Amendment.

On October 26, 2023, we issued and sold $250.0 million in aggregate principal amount of our 4.00% Convertible Senior Notes due 2028 (the “2028 Notes”) in a private placement. The 2028 Notes were issued pursuant to an indenture, dated October 26, 2023, by and among the Company, the subsidiary guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee. In connection with entering into the Third Amendment, we used the proceeds from the offering of the 2028 Notes and cash on hand to repay $250 million aggregate principal amount of the term loans outstanding under the Credit Agreement. The 2028 Notes bear interest at a rate of 4.00% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2024. The 2028 Notes will mature on November 1, 2028, unless earlier converted, redeemed or repurchased. For additional information on the 2028 Notes, see Note 9, Long-Term Debt to our interim unaudited condensed consolidated financial statements.
Impact of Macroeconomic Conditions
Macroeconomic factors such as market volatility, inflationary pressures, rising interest rates, geopolitical tensions and recessionary concerns have caused uncertainty in end customer demand and have resulted in elevated channel inventories. We believe that we can continue to take appropriate actions to align our inventory levels with anticipated customer demand profiles.
Factors Affecting Our Performance
Most of our sales to customers are made on the basis of individual customer purchase orders and many customers include cancellation provisions in their purchase orders. We rely on orders received and shipped within the same quarter for a meaningful portion of our sales. Orders received and shipped in the third quarters of fiscal years 2024 and 2023 were 47% and 23% of net sales, respectively. In the prior year period, as a result of macro conditions where demand was exceeding supply and we were seeing global shortages, lead times expanded, resulting in fewer orders being shipped and received in the same quarter. Sales made through independent distributors during the third quarters of fiscal years 2024 and 2023 were 72% and 83%, respectively, of net sales and the remainder were made directly to customers. The lower direct sales in the prior year period was due to customers electing to leverage the value of distribution to better manage their supply chain.
We are a global business with customers and suppliers around the world. A significant amount of our third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located outside the United States, including Taiwan and China. A significant amount of our assembly and test operations are conducted by third-party contractors located outside the United States, including Vietnam, China, Taiwan, Malaysia and Mexico. Net sales outside the United States constituted 78% and 86% during the third quarters of fiscal years 2024 and 2023, respectively. Approximately 59% and 71% of our net sales during the third quarters of fiscal years 2024 and 2023, respectively, were to customers located in the Asia-Pacific region. We are subject to export restrictions and trade regulations, which have limited our ability to sell to certain customers.
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
Inflationary factors could affect our future performance if we are unable to pass higher costs on to our customers.

Results of Operations
The following table sets forth, for the periods indicated, our Statements of Operations expressed as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	48.7%	34.9%	51.5%	35.2%
Amortization of acquired technology	5.0%	0.6%	4.7%	0.5%
Total cost of sales	53.7%	35.5%	56.2%	35.7%
Gross profit	46.3%	64.5%	43.8%	64.3%
Operating costs and expenses, net:
Selling, general and administrative	23.7%	22.6%	24.4%	22.4%
Product development and engineering	23.4%	19.7%	21.4%	19.4%
Intangible amortization	2.4%	—%	2.2%	—%
Restructuring	1.8%	1.3%	2.2%	0.4%
Gain on sale of business	—%	(0.2)%	—%	(3.1)%
Goodwill impairment	1.1%	—%	41.7%	—%
Total operating costs and expenses, net	52.4%	43.5%	91.9%	39.1%
Operating (loss) income	(6.2)%	21.0%	(48.0)%	25.2%
Interest expense	(14.1)%	(5.1)%	(10.8)%	(1.9)%
Interest income	0.3%	0.5%	0.3%	0.3%
Non-operating income (expense), net	1.8%	—%	0.2%	(0.1)%
Investment impairments and credit loss reserves, net	(1.0)%	—%	(0.3)%	0.1%
(Loss) income before taxes and equity method (loss) income	(19.2)%	16.4%	(58.6)%	23.5%
(Benefit) provision for income taxes	(0.2)%	3.6%	8.0%	4.5%
Net (loss) income before equity method (loss) income	(19.0)%	12.8%	(66.5)%	19.0%
Equity method (loss) income	—%	—%	—%	—%
Net (loss) income	(19.0)%	12.8%	(66.5)%	19.1%
Net loss attributable to noncontrolling interest	—%	—%	—%	—%
Net (loss) income attributable to common stockholders	(19.0)%	12.8%	(66.5)%	19.1%
Percentages may not add precisely due to rounding.
Our regional mix of income or loss before taxes and equity method income or loss was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Domestic	$21,165	$(52,087)	$(71,146)	$(39,084)
Foreign	(59,717)	81,193	(324,632)	177,615
Total	$(38,552)	$29,106	$(395,778)	$138,531
Domestic performance includes higher levels of share-based compensation compared to foreign operations.

Comparison of the Three Months Ended October 29, 2023 and October 30, 2022
Net Sales
The following table summarizes our net sales by major end market:

	Three Months Ended
(in thousands, except percentages)	October 29, 2023		October 30, 2022
	Net Sales	% Net Sales	Net Sales	% Net Sales	Change
Infrastructure	$43,191	21%	$70,475	39%	(39)%
High-End Consumer	37,553	19%	34,662	20%	8%
Industrial	120,155	60%	72,481	41%	66%
Total	$200,899	100%	$177,618	100%	13%
Net sales for the third quarter of fiscal year 2024 were $200.9 million, an increase of 13.1% compared to $177.6 million for the third quarter of fiscal year 2023 driven by the Sierra Wireless Acquisition, which contributed $83.5 million of net sales to our industrial end market, partially offset by softer demand impacting our industrial and infrastructure end markets. Customer demand has also been impacted by elevated channel inventories. We experienced a decrease of $27.3 million in net sales from our infrastructure end market for the third quarter of fiscal year 2024 compared to the third quarter of fiscal year 2023, primarily driven by a $25.7 million decrease in PON sales and a $4.5 million decrease in wireless infrastructure sales, and a $3.4 million decrease in infrastructure TVS, partially offset by a $6.5 million increase in data center sales. Net sales from our high-end consumer end market increased $2.9 million for the third quarter of fiscal year 2024 compared to the third quarter of fiscal year 2023 primarily driven by a $4.7 million increase in TVS consumer product sales and a $2.2 million increase in our proximity sensing product sales, partially offset by decreases in other high-end consumer products. Net sales from our industrial end market increased $47.7 million during the third quarter of fiscal year 2024 versus the same period in the prior year primarily due to the Sierra Wireless Acquisition driven by $37.9 million in module sales, $23.2 million in managed connectivity sales and $21.4 million in router sales, partially offset by a $30.6 million decrease in the portion of LoRa-enabled product sales allocated to the industrial end market and a $4.2 million decrease in broadcast sales.
The following table summarizes our net sales by reportable segment:

	Three Months Ended
(in thousands, except percentages)	October 29, 2023		October 30, 2022
	Net Sales	% Net Sales	Net Sales	% Net Sales	Change
Signal Integrity	$48,737	24%	$76,705	43%	(36)%
Advanced Protection and Sensing	50,569	25%	51,225	29%	(1)%
IoT Systems	77,373	39%	49,688	28%	56%
IoT Connected Services	24,220	12%	—	—%	100%
Total	$200,899	100%	$177,618	100%	13%
Net sales were impacted by softer demand across all reportable segments. Net sales from Signal Integrity decreased $28.0 million in the third quarter of fiscal year 2024 compared to the third quarter of fiscal year 2023 primarily driven by a $25.7 million decrease in PON sales, a $4.5 million decrease in wireless infrastructure sales and a $4.2 million decrease in broadcast sales, partially offset by a $6.5 million increase in data center sales. Net sales from Advanced Protection and Sensing decreased $0.7 million in the third quarter of fiscal year 2024 compared to the third quarter of fiscal year 2023 primarily driven by a $4.2 million decrease in infrastructure and industrial TVS product sales and a $3.7 million decrease in power sales, partially offset by a $4.7 million increase in TVS consumer product sales, a $2.2 million increase in proximity sensing sales and increases in other Advanced Protection and Sensing products. Net sales from IoT Systems increased $27.7 million primarily due to the Sierra Wireless Acquisition driven by $37.9 million in module sales and $21.4 million in router sales, partially offset by a $30.6 million decrease in LoRa-enabled product sales. Net sales from IoT Connected Services increased $24.2 million in the third quarter of fiscal year 2024 compared to the third quarter of fiscal year 2023 due to the Sierra Wireless Acquisition, which contributed $23.2 million of managed connectivity sales.

Gross Profit
The following table summarizes our gross profit and gross margin by reportable segment:

	Three Months Ended
(in thousands, except percentages)	October 29, 2023		October 30, 2022
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Signal Integrity	$25,323	52.0%	$53,384	69.6%
Advanced Protection and Sensing	22,637	44.8%	27,169	53.0%
IoT Systems	42,576	55.0%	35,869	72.2%
IoT Connected Services	11,770	48.6%	—	—%
Unallocated costs, including share-based compensation and amortization of acquired technology	(9,340)		(1,853)
Total	$92,966	46.3%	$114,569	64.5%
In the third quarter of fiscal year 2024, gross profit decreased $21.6 million to $93.0 million from $114.6 million in the third quarter of fiscal year 2023. This decrease was primarily due to a $9.0 million increase in the amortization of acquired technology intangible assets related to the Sierra Wireless Acquisition, a $28.1 million decrease from Signal Integrity, which experienced lower sales due to softer demand, and a $4.5 million decrease from Advanced Protection and Sensing, which experienced lower sales due to softer demand, partially offset by a $6.7 million increase from IoT Systems due to the Sierra Wireless Acquisition, partially offset by softer demand, and $11.8 million from IoT Connected Services due to the Sierra Wireless Acquisition.
Our gross margin was 46.3% in the third quarter of fiscal year 2024, compared to 64.5% in the third quarter of fiscal year 2023. Gross margin for Signal Integrity was 52.0% in the third quarter of fiscal year 2024, compared to 69.6% in the third quarter of fiscal year 2023, primarily due to an unfavorable product mix driven by lower PON sales. Gross margin for Advanced Protection and Sensing was 44.8% in the third quarter of fiscal year 2024, compared to 53.0% in the third quarter of fiscal year 2023, reflecting an unfavorable product mix driven by lower industrial automation and automotive sales. Gross margin from IoT Systems was 55.0% in the third quarter of fiscal year 2024, compared to 72.2% in the third quarter of fiscal year 2023, reflecting an unfavorable product mix driven by lower LoRa-enabled product sales. Gross margin from IoT Connected Services was 48.6% in the third quarter of fiscal year 2024.
The majority of our manufacturing is outsourced, resulting in relatively low fixed manufacturing costs and variable costs that highly correlate with volume.
Operating Costs and Expenses, net

	Three Months Ended				Change
(in thousands, except percentages)	October 29, 2023		October 30, 2022
Selling, general and administrative	$47,663	45%	$40,227	52%	18%
Product development and engineering	46,911	45%	35,056	45%	34%
Intangible amortization	4,853	5%	—	—%	100%
Restructuring	3,646	3%	2,244	3%	62%
Gain on sale of business	—	—%	(327)	—%	100%
Goodwill impairment	2,266	2%	—	—%	100%
Total operating costs and expenses, net	$105,339	100%	$77,200	100%	36%
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses increased $7.4 million in the third quarter of fiscal year 2024 compared to the third quarter of fiscal year 2023 primarily as a result of a $4.5 million net increase in staffing-related costs due to higher headcount, a $1.4 million increase in facility expenses, and a $1.0 million increase in transaction and integration expenses, all of which were primarily related to the Sierra Wireless Acquisition.
Product Development and Engineering Expenses
Product development and engineering expenses increased $11.9 million in the third quarter of fiscal year 2024 compared to the third quarter of fiscal year 2023 primarily as a result of an $8.3 million net increase in staffing-related costs due to higher headcount resulting from the Sierra Wireless Acquisition and an increase of $3.3 million from new product introduction expenses. The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services, which are typically recorded as a reduction to product development and engineering expense.
Intangible Amortization
Intangible amortization increased by $4.9 million in the third quarter of fiscal year 2024 compared to the third quarter of fiscal year 2023 due to intangible assets acquired in the Sierra Wireless Acquisition related to customer relationships and trade name. The amortization of acquired technology intangible assets is reflected in cost of sales.
Restructuring
Restructuring increased by $1.4 million in the third quarter of fiscal year 2024 compared to the third quarter of fiscal year 2023 primarily due to structural reorganization actions to reduce our workforce as a result of cost-saving measures and internal resource alignment including from the realization of synergies of the Sierra Wireless Acquisition.
Gain on Sale of Business
Gain on sale of business decreased by $0.3 million in the third quarter of fiscal year 2024 compared to the third quarter of fiscal year 2023 due to the divestiture of our high reliability discrete diodes and assemblies business (the "Disposal Group") in May 2022.
Goodwill Impairment
Goodwill impairment was $2.3 million for the third quarter of fiscal year 2024 primarily due to valuation adjustments of goodwill related to the Sierra Wireless Acquisition. See Note 8, Goodwill and Intangible Assets, to our interim unaudited condensed consolidated financial statements for additional information.
Interest Expense
Interest expense, including amortization of debt issuance costs, was $28.3 million and $9.0 million for the third quarters of fiscal years 2024 and 2023, respectively. The increase was primarily due to additional debt agreements entered into during fiscal year 2023 related to financings for the Sierra Wireless Acquisition and refinancing activities undertaken during the third quarter of fiscal year 2024, as well as higher interest rates on the portion of our outstanding floating-rate debt that was unhedged during the period.
Investment Impairments and Credit Loss Reserves, net
During the third quarter of fiscal year 2024, investment impairments and credit loss reserves, net totaled a loss of $2.0 million primarily due to a $1.6 million other-than-temporary impairment on one of our non-marketable equity investments and adjustments to our credit loss reserve for our available-for-sale debt securities. During the third quarter of fiscal year 2023, investment impairments and credit loss reserves, net totaled a loss of $0.03 million due to adjustments to our credit loss reserve for our available-for-sale debt securities.
(Benefit) Provision for Income Taxes
We recorded an income tax benefit of $0.3 million in the third quarter of fiscal year 2024, compared to income tax expense of $6.3 million in the third quarter of fiscal year 2023. The effective tax rates for the third quarters of fiscal years 2024 and 2023 were a provision rate of 0.8% and a provision rate of 21.7%, respectively. The effective tax rates in the third quarters of fiscal years 2024 and 2023 differ from the statutory federal income tax rate of 21% primarily due to a regional mix of income, changes in valuation allowance, non-deductibility of goodwill impairment, impact of global intangible low-taxed income ("GILTI") and research and development ("R&D") credits. The Tax Cuts and Jobs Act ("Tax Act") requires R&D costs incurred for tax years beginning after December 31, 2021 to be capitalized and amortized ratably over five or fifteen years for tax purposes, depending on where the research activities are conducted. We have elected to treat GILTI as a period cost and the additional capitalization of R&D costs within GILTI increases our provision for income taxes.
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

Comparison of the Nine Months Ended October 29, 2023 and October 30, 2022
Net Sales
The following table summarizes our net sales by major end market:

	Nine Months Ended
(in thousands, except percentages)	October 29, 2023		October 30, 2022
	Net Sales	% Net Sales	Net Sales	% Net Sales	Change
Infrastructure	$124,560	18%	$231,202	39%	(46)%
High-End Consumer	93,163	14%	123,497	21%	(25)%
Industrial	458,087	68%	234,322	40%	95%
Total	$675,810	100%	$589,021	100%	15%
Net sales for the first nine months of fiscal year 2024 were $675.8 million, an increase of 14.7% compared to $589.0 million for the first nine months of fiscal year 2023 driven by the Sierra Wireless Acquisition, which contributed $341.8 million of net sales to our industrial end market, partially offset by softer demand impacting all end markets. Customer demand has also been impacted by elevated channel inventories. Net sales from our industrial end market increased $223.8 million for the first nine months of fiscal year 2024 versus the same period in the prior year primarily due to the Sierra Wireless Acquisition driven by $194.4 million in module sales, $75.0 million in router sales and $69.2 million in managed connectivity sales, partially offset by a $93.4 million decrease in the portion of LoRa-enabled product sales allocated to the industrial end market, an $11.3 million decrease in the portion of industrial automation and automotive sales allocated to the industrial end market, an $8.2 million decrease in broadcast sales, and a $2.9 million decrease in sales from the Disposal Group. We experienced a decrease of $106.6 million in net sales from our infrastructure end market during the first nine months of fiscal year 2024 compared to the first nine months of fiscal year 2023, primarily driven by a $69.3 million decrease in PON sales, a $16.8 million decrease in wireless infrastructure sales, an $8.3 million decrease in data center sales and decreases in other infrastructure product sales. Net sales from our high-end consumer end market decreased $30.3 million during the first nine months of fiscal year 2024 compared to the first nine months of fiscal year 2023 primarily driven by a $29.0 million decrease in TVS consumer product sales.
The following table summarizes our net sales by reportable segment:

	Nine Months Ended
(in thousands, except percentages)	October 29, 2023		October 30, 2022
	Net Sales	% Net Sales	Net Sales	% Net Sales	Change
Signal Integrity	$136,890	20%	$243,362	41%	(44)%
Advanced Protection and Sensing	135,147	20%	188,922	32%	(28)%
IoT Systems	331,404	49%	156,737	27%	111%
IoT Connected Services	72,369	11%	—	—%	100%
Total	$675,810	100%	$589,021	100%	15%
Net sales were impacted by softer demand across all reportable segments. Net sales from Signal Integrity decreased $106.5 million in the first nine months of fiscal year 2024 compared to the first nine months of fiscal year 2023 primarily driven by a $69.3 million decrease in PON sales, a $16.8 million decrease in wireless infrastructure sales, an $8.3 million decrease in data center sales and an $8.2 million decrease in broadcast sales. Net sales from Advanced Protection and Sensing decreased $53.8 million in the first nine months of fiscal year 2024 compared to the first nine months of fiscal year 2023 primarily driven by a $29.0 million decrease in TVS consumer product sales and a $19.7 million decrease in infrastructure and industrial TVS product sales. Net sales from IoT Systems increased $174.7 million in the first nine months of fiscal year 2024 compared to the first nine months of fiscal year 2023 primarily due to the Sierra Wireless Acquisition driven by $194.4 million in module sales and $75.0 million in router sales, partially offset by a $93.5 million decrease in LoRa-enabled product sales. Net sales from IoT Connected Services increased $72.4 million in the first nine months of fiscal year 2024 compared to the first nine months of fiscal year 2023 due to the Sierra Wireless Acquisition, which contributed $69.2 million of managed connectivity sales and $3.2 million of IoT application sales.

Gross Profit
The following table summarizes our gross profit and gross margin by reportable segment:

	Nine Months Ended
(in thousands, except percentages)	October 29, 2023		October 30, 2022
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Signal Integrity	$78,257	57.2%	$169,475	69.6%
Advanced Protection and Sensing	69,152	51.2%	100,463	53.2%
IoT Systems	152,908	46.1%	114,359	73.0%
IoT Connected Services	34,836	48.1%	—	—%
Unallocated costs, including share-based compensation	(38,513)		(5,752)
Total	$296,640	43.9%	$378,545	64.3%
In the first nine months of fiscal year 2024, gross profit decreased $81.9 million to $296.6 million from $378.5 million in the first nine months of fiscal year 2023. This decrease was primarily due to a $28.3 million increase in the amortization of acquired technology intangible assets related to the Sierra Wireless Acquisition, $3.3 million of inventory step-up related to the Sierra Wireless Acquisition, a $91.2 million decrease from Signal Integrity, which experienced lower sales due to softer demand, and a $31.3 million decrease from Advanced Protection and Sensing, which experienced lower sales due to softer demand, partially offset by a $38.5 million increase from IoT Systems due to the Sierra Wireless Acquisition, partially offset by softer demand, and $34.8 million from IoT Connected Services due to the Sierra Wireless Acquisition.
Our gross margin was 43.9% in the first nine months of fiscal year 2024, compared to 64.3% in the first nine months of fiscal year 2023. Gross margin from Signal Integrity was 57.2% in the first nine months of fiscal year 2024, compared to 69.6% in the first nine months of fiscal year 2023, primarily due to an unfavorable product mix driven by lower PON sales. Gross margin from Advanced Protection and Sensing was 51.2% in the first nine months of fiscal year 2024, compared to 53.2% in the first nine months of fiscal year 2023, primarily due to pricing pressures and lower overhead absorption. Gross margin from IoT Systems was 46.1% the first nine months of fiscal year 2024, compared to 73.0% in the first nine months of fiscal year 2023, reflecting an unfavorable product mix driven by lower LoRa-enabled product sales. Gross margin from IoT Connected Services was 48.1% in the first nine months of fiscal year 2024.
Operating Costs and Expenses, net

	Nine Months Ended				Change
(in thousands, except percentages)	October 29, 2023		October 30, 2022
Selling, general and administrative	$165,022	28%	$131,710	57%	25%
Product development and engineering	144,945	23%	114,446	50%	27%
Intangible amortization	14,606	2%	—	—%	100%
Restructuring	14,608	2%	2,244	1%	551%
Gain on sale of business	—	—%	(18,313)	(8)%	100%
Goodwill impairment	281,821	45%	—	—%	100%
Total operating costs and expenses, net	$621,002	100%	$230,087	100%	170%
Selling, General and Administrative Expenses
SG&A expenses increased $33.3 million in the first nine months of fiscal year 2024 compared to the first nine months of fiscal year 2023 primarily as a result of an $18.6 million net increase in staffing-related costs due to higher headcount, a $10.8 million increase in transaction and integration expenses, and a $3.6 million increase in facility expenses, all of which were primarily related to the Sierra Wireless Acquisition.
Product Development and Engineering Expenses
Product development and engineering expenses increased $30.5 million in the first nine months of fiscal year 2024 compared to the first nine months of fiscal year 2023 primarily as a result of a $24.5 million net increase in staffing-related costs due to higher headcount resulting from the Sierra Wireless Acquisition and an increase of $3.7 million from new product introduction expenses.

Intangible Amortization
Intangible amortization increased by $14.6 million for the first nine months of fiscal year 2024 compared to the same period in fiscal year 2023 due to intangible assets acquired in the Sierra Wireless Acquisition related to customer relationships and trade name. The amortization of acquired technology intangible assets is reflected in cost of sales.
Restructuring
Restructuring increased by $12.4 million for the first nine months of fiscal year 2024 compared to the same period in fiscal year 2023 primarily due to structural reorganization actions to reduce our workforce as a result of cost-saving measures and internal resource alignment including from the realization of synergies of the Sierra Wireless Acquisition.
Gain on Sale of Business
Gain on sale of business decreased by $18.3 million for the first nine months of fiscal year 2024 compared to the same period in fiscal year 2023 due to the divestiture of the Disposal Group in May 2022.
Goodwill Impairment
Goodwill impairment was $281.8 million for the first nine months of fiscal year 2024 primarily due to valuation adjustments of goodwill related to the Sierra Wireless Acquisition. See Note 8, Goodwill and Intangible Assets, to our interim unaudited condensed consolidated financial statements for additional information.
Interest Expense
Interest expense, including amortization of debt issuance costs, was $73.0 million and $11.5 million for the first nine months of fiscal years 2024 and 2023, respectively. The increase was primarily due to additional debt agreements entered into during fiscal year 2023 related to financings for the Sierra Wireless Acquisition and refinancing activities undertaken during the third quarter of fiscal year 2024, as well as higher interest rates on the portion of our outstanding floating-rate debt that was unhedged during the period.
Investment Impairments and Credit Loss Reserves, net
During the first nine months of fiscal year 2024, investment impairments and credit loss reserves, net totaled a loss of $2.3 million primarily due to a $1.6 million other-than-temporary impairment on one of our non-marketable equity investments and to adjustments to our credit loss reserve for our available-for-sale debt securities. During the first nine months of 2023, investment impairments and credit loss reserves, net totaled a gain of $0.4 million primarily due to a recovery of credit loss reserve on one of our held-to-maturity debt securities.
Provision for Income Taxes
In the first nine months of fiscal year 2024, we recorded income tax expense of $53.9 million, compared to income tax expense of $26.4 million in the first nine months of fiscal year 2023. The effective tax rates for the first nine months of fiscal years 2024 and 2023 were a provision rate of 13.6% and a provision rate of 19.1%, respectively. The decrease to our effective tax rate for the first nine months of fiscal year 2024 compared to the first nine months of fiscal year 2023 was primarily due to a regional mix of income, changes in valuation allowance, non-deductibility of goodwill impairment, impact of GILTI and R&D credits. The effective tax rates in the first nine months of fiscal years 2024 and 2023 differ from the statutory federal income tax rate of 21% primarily due to a regional mix of income, changes in valuation allowance, non-deductibility of goodwill impairment, impact of GILTI and R&D credits.
During the second quarter of fiscal year 2024, we recorded a valuation allowance against our U.S. deferred tax assets of approximately $52.8 million. We are required to assess whether a valuation allowance should be recorded against our deferred tax assets (“DTAs”) based on the consideration of all available evidence, using a “more likely than not” realization standard. The four sources of taxable income that must be considered in determining whether DTAs will be realized are: (1) future reversals of existing taxable temporary differences (i.e. offset of gross deferred tax assets against gross deferred tax liabilities); (2) taxable income in prior carryback years, if carryback is permitted under the tax law; (3) tax planning strategies; and (4) future taxable income exclusive of reversing temporary differences and carryforwards.
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
Liquidity and Capital Resources
Our capital requirements depend on a variety of factors including, but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; sales growth or decline; potential acquisitions or divestitures; the general economic environment in which we operate; and our ability to generate cash flows from operating activities.
We believe that our cash on hand, cash available from future operations and available borrowing capacity under our Revolving Credit Facility (as defined below) are sufficient to meet liquidity requirements for at least the next 12 months, including funds needed for our material cash requirements. As of October 29, 2023, we had $123.8 million in cash and cash equivalents and $280.0 million of undrawn borrowing capacity on our Revolving Credit Facility, subject to customary conditions precedent, including the accuracy of representations and warranties and the absence of defaults. Over the longer-term, we expect to fund our business using cash flows from operating activities.
Under the Credit Agreement, we are required to maintain a maximum consolidated leverage ratio, a minimum interest expense coverage ratio and, through January 31, 2025, minimum liquidity. In response to adverse market demand conditions, the Company has taken actions to reduce expenses and maintain compliance with its financial covenants, including entering into amendments to the Credit Agreement in February 2023, June 2023 and October 2023 to provide additional financial flexibility with respect to the financial covenants in the Credit Agreement. These amendments resulted in, among other things, an increase in the maximum leverage ratio, a decrease in the minimum interest ratio and also introduced the minimum liquidity covenant that applies through January 31, 2025. See Note 9, Long-Term Debt, to our interim unaudited condensed consolidated financial statements for additional information regarding these covenant requirements. We were in compliance with these covenants as of October 29, 2023. For additional information regarding risks related to our compliance with covenants in the Credit Agreement, see Part II, Item 1A – Risk Factors.
Based on our current projections, management believes we will maintain compliance with our financial covenants and that our existing cash, projected operating cash flows and available borrowing capacity under the Revolving Credit Facility are adequate to meet our operating needs, liabilities and commitments over the next twelve months from the issuance of the accompanying interim unaudited condensed consolidated financial statements. Our ability to comply with the financial covenants in the Credit Agreement (particularly, the maximum consolidated leverage ratio requirement) in future periods may be adversely impacted if market conditions do not improve or the actions we are taking do not sufficiently counter the softer demand environment and reduced revenue levels we are continuing to experience in our end markets.
A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of October 29, 2023, our foreign subsidiaries held approximately $88.6 million of cash and cash equivalents, compared to $151.4 million at January 29, 2023. Our liquidity may be impacted by fluctuating exchange rates. For additional information on exchange rates, see Item 3 - Quantitative and Qualitative Disclosures About Market Risk.
In connection with the enactment of the Tax Act, all historic and current foreign earnings are taxed in the U.S. Depending on the jurisdiction, these foreign earnings are potentially subject to a withholding tax, if repatriated. As of October 29, 2023, our historical undistributed earnings of our foreign subsidiaries are intended to be permanently reinvested outside of the U.S. With the enactment of the Tax Act, all post-1986 previously unremitted earnings for which no U.S. deferred tax liability had been accrued were subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, we have determined that none of our current foreign earnings will be permanently reinvested. If we needed to remit all or a portion of our historical undistributed earnings to the U.S. for investment in our domestic operations, any such remittance could result in increased tax liabilities and a higher effective tax rate. Determination of the amount of the unrecognized potential deferred tax liability on these unremitted earnings is not practicable.
We expect our future non-operating uses of cash will be for capital expenditures and debt repayment. We expect to fund these cash requirements through cash flows from operating activities.
Credit Agreement
On September 26, 2022 (the “Third Restatement Effective Date”), we entered into a third amended and restated credit agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”) with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, swing line lender and letter of credit issuer.
As of October 29, 2023, the borrowing capacity on the revolving credit facility under the Credit Agreement (the "Revolving Credit Facility") is $500.0 million, of which $162.5 million is scheduled to mature on November 7, 2024 and $337.5 million is scheduled to mature on January 12, 2028 (subject to, in certain circumstances, an earlier springing maturity), and the term loans thereunder (the “Term Loans”) are scheduled to mature on January 12, 2028 (subject to, in certain circumstances, an earlier springing maturity).
In the first nine months of fiscal year 2024, we borrowed $70.0 million on our Revolving Credit Facility and repaid $272.4 million on the Term Loans. In the first nine months of fiscal year 2023, we borrowed $10.0 million and repaid $33.0 million on our Revolving Credit Facility. As of October 29, 2023, we had $622.6 million outstanding under the Term Loans and $220.0 million outstanding under the Revolving Credit Facility, which had undrawn borrowing capacity of $280.0 million, subject to customary conditions precedent, including the accuracy of representations and warranties and the absence of defaults.

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
As of October 29, 2023, we were in compliance with the financial covenants in our Credit Agreement. The Credit Agreement also contains customary provisions pertaining to events of default. If any event of default occurs, the obligations under the Credit Agreement may be declared due and payable, terminated upon written notice to us and existing letters of credit may be required to be cash collateralized.
See Note 9, Long-Term Debt to our interim unaudited condensed consolidated financial statements for additional information regarding the terms of the Credit Agreement.
In connection with a $100 million reduction in borrowing capacity of the Revolving Credit Facility pursuant to a second amendment to the Credit Agreement entered into on June 6, 2023 and the $250 million payment on the Terms Loans in connection with the Third Amendment, we recognized write-offs of deferred financing costs totaling $3.7 million and $4.4 million for the three and nine months ended October 29, 2023, respectively, which were included in "Interest expense" in the Statements of Operations.
We have entered into interest rate swap agreements to hedge the variability of interest payments on debt outstanding under the Term Loans. See Note 9, Long-Term Debt to our interim unaudited condensed consolidated financial statements for additional information.
Convertible Senior Notes due 2027
On October 6, 2022 and October 21, 2022, we issued and sold $300.0 million and $19.5 million, respectively, in aggregate principal amount of the 2027 Notes in a private placement. The 2027 Notes were issued pursuant to an indenture, dated October 12, 2022, by and among us, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. The 2027 Notes bear interest at a rate of 1.625% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2023. The 2027 Notes will mature on November 1, 2027, unless earlier converted, redeemed or repurchased. The 2027 Notes were initially issued pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act.
We used approximately $72.6 million of the net proceeds from the 2027 Notes to pay for the cost of the Convertible Note Hedge Transactions, after such cost was partially offset by approximately $42.9 million of proceeds to us from the sale of Warrants in connection with the issuance of the 2027 Notes, all as described in Note 9, Long-Term Debt to our interim unaudited condensed consolidated financial statements. The Convertible Note Hedge Transactions and Warrants transactions are indexed to, and potentially settled in, our common stock and the net cost of $29.7 million has been recorded as a reduction to additional paid-in capital in the consolidated statement of shareholders’ equity. We used the remaining net proceeds to fund a portion of the consideration in the Sierra Wireless Acquisition and to pay related fees and expenses. For additional information on the 2027 Notes, Convertible Note Hedge Transactions and the Warrants, see Note 9, Long-Term Debt to our interim unaudited condensed consolidated financial statements.
Convertible Senior Notes due 2028
On October 26, 2023, we issued and sold $250.0 million in aggregate principal amount of the 2028 Notes in a private placement. The 2028 Notes were issued pursuant to an indenture, dated October 26, 2023, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. The 2028 Notes bear interest at a rate of 4.00% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2024. The 2028 Notes will mature on November 1, 2028, unless earlier converted, redeemed or repurchased. The 2028 Notes were offered and sold only to eligible purchasers who are both “qualified institutional buyers” within the meaning of Rule 144A under the Securities Act and “accredited investors” within the meaning of Rule 501(a) under the Securities Act, in reliance on Section 4(a)(2) under the Securities Act. For additional information on the 2028 Notes, see Note 9, Long-Term Debt to our interim unaudited condensed consolidated financial statements.
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
We did not repurchase any shares of our common stock under the program in the first nine months of fiscal year 2024. In the first nine months of fiscal year 2023, we repurchased 762,093 shares under the program for $50.0 million. As of October 29, 2023, the remaining authorization under the program was $209.4 million. To the extent we repurchase any shares of our common stock under the program in the future, we expect to fund such repurchases from cash on hand and borrowings on our Revolving Credit Facility. We have no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.
Working Capital
Working capital, defined as total current assets less total current liabilities including the current portion of long-term debt, fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing materials and increase production. In addition, our working capital may be affected by potential acquisitions and transactions involving our debt instruments. Although investments made to fund working capital will reduce our cash balances, these investments are necessary to support business and operating initiatives. Our working capital, excluding cash and cash equivalents, was $209.6 million and $90.4 million as of October 29, 2023 and January 29, 2023, respectively. Our working capital, including cash and cash equivalents, was $333.4 million and $325.9 million as of October 29, 2023 and January 29, 2023, respectively.
Other than as disclosed above with respect to the issuance of the 2028 Notes and borrowings outstanding under the Credit Agreement, there have been no material changes to our cash requirements from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2023.
Cash Flows
In summary, our cash flows for each period were as follows:

	Nine Months Ended
(in thousands)	October 29, 2023	October 30, 2022
Net cash (used in) provided by operating activities	$(107,839)	$145,510
Net cash used in investing activities	(26,266)	(761)
Net cash provided by financing activities	24,337	193,451
Effect of foreign exchange rate changes on cash and cash equivalents	(1,922)	—
Net (decrease) increase in cash and cash equivalents	$(111,690)	$338,200
Operating Activities
Net cash provided by or used in operating activities is driven by net income or loss adjusted for non-cash items and fluctuations in operating assets and liabilities.
Operating cash flows for the first nine months of fiscal year 2024 compared to the first nine months of fiscal year 2023 were unfavorably impacted by transaction and integration costs related to the Sierra Wireless Acquisition, higher annual bonus payments related to increased headcount, and restructuring costs, offset by a 14.7% increase in net sales and a $45.1 million incremental decrease in inventory spend.
Investing Activities
Net cash provided by or used in investing activities is primarily driven by capital expenditures, purchases of investments and premiums paid for corporate-owned life insurance, offset by proceeds from the divestiture of the Disposal Group and proceeds from corporate-owned life insurance.

In the first nine months of fiscal year 2023, we received $26.3 million of proceeds from the divestiture of the Disposal Group, net of cash disposed, in May 2022. For additional information on the divestiture, see Note 2, Acquisition and Divestiture, to our interim unaudited condensed consolidated financial statements.
Capital expenditures were $27.5 million for the first nine months of fiscal year 2024, compared to $22.6 million for the first nine months of fiscal year 2023. In the first nine months of fiscal years 2024 and 2023, we made significant investments to update and expand our production capabilities.
In the first nine months of fiscal year 2024, we paid $0.9 million for strategic investments, including investments in companies that are enabling the LoRa® and LoRaWAN® -based ecosystem, compared to $6.7 million of strategic investments in the first nine months of fiscal year 2023.
In the first nine months of fiscal year 2024, we received $2.5 million of proceeds from corporate-owned life insurance, which were used to pay deferred compensation distributions. In the first nine months of fiscal year 2023, we received $5.1 million of proceeds from a corporate-owned life insurance death benefit, which included a $2.5 million gain. All $5.1 million of the proceeds were re-invested into our corporate-owned life insurance policy in order to provide substantive coverage for our deferred compensation liability.
Financing Activities
Net cash provided by or used in financing activities is primarily attributable to proceeds from our Revolving Credit Facility and the 2028 Notes, offset by repurchases of outstanding common stock, payments on our Term Loans and Revolving Credit Facility, deferred financing costs and payments related to employee share-based compensation payroll taxes.
In the first nine months of fiscal year 2024, we paid $5.5 million for employee share-based compensation payroll taxes. In the first nine months of fiscal year 2023, we paid $13.8 million for employee share-based compensation payroll taxes and received proceeds of $0.6 million from the exercise of stock options. We do not directly control the timing of the exercise of stock options. Such exercises are independent decisions made by grantees and are influenced most directly by the stock price and the expiration dates of stock option awards. Such proceeds are difficult to forecast, resulting from several factors that are outside our control. We believe that such proceeds will remain a nominal source of cash in the future.
Critical Accounting Estimates
Our critical accounting estimates are disclosed in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 29, 2023. There have been no significant changes to our policies during the nine months ended October 29, 2023.
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
Foreign Currency Risk
Our foreign operations expose us to the risk of fluctuations in foreign currency exchange rates against our functional currencies and we may economically hedge this risk with foreign currency contracts (such as currency forward contracts). Gains or losses on these balances are generally offset by corresponding losses or gains on the related hedging instruments. As of October 29, 2023, our largest foreign currency exposures were from the Canadian Dollar, Swiss Franc and Great British Pound.
We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign exchange rates of 10% for all currencies could be experienced in the near-term. These reasonably possible adverse changes were applied to our total monetary assets and liabilities denominated in currencies other than our functional currency as of the end of our third quarter of fiscal year 2024. The adverse impact these changes would have had (after taking into account balance sheet hedges only) on our income before taxes is $1.7 million for the quarter ended October 29, 2023.
Interest rate and credit risk
We are subject to interest rate risk in connection with the portion of the outstanding debt under our Credit Agreement that bears interest at a variable rate as of October 29, 2023.
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
Based upon our $243.0 million of unhedged floating-rate outstanding indebtedness as of October 29, 2023, the adverse impact a one percentage point increase in Term SOFR would have on our interest expense is $2.4 million.
Interest rates also affect our return on excess cash and investments. As of October 29, 2023, we had $123.8 million of cash and cash equivalents. A majority of our cash and cash equivalents generate interest income based on prevailing interest rates. Interest income, net of reserves, generated by our investments and cash and cash equivalents was $0.6 million in the third quarter of fiscal year 2024. A significant change in interest rates would impact the amount of interest income generated from our cash and investments. It would also impact the market value of our investments.
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

ITEM 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of October 29, 2023.
Changes in Internal Controls
There were no changes to our internal control over financial reporting that occurred during the fiscal quarter ended October 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition, under the Credit Agreement, we are required to maintain a maximum consolidated leverage ratio, a minimum interest expense coverage ratio and minimum liquidity. Due to the impact of macroeconomic conditions and a softer demand environment on our business and results of operations, we entered into amendments to the Credit Agreement in February 2023, June 2023 and October 2023 to provide additional financial flexibility with respect to the financial covenants in the Credit Agreement. These amendments resulted in, among other things, an increase in the maximum leverage ratio, a decrease in the minimum interest ratio and also introduced the minimum liquidity covenant that applies through January 31, 2025. We were in compliance with these covenants as of October 29, 2023.
In response to adverse market demand conditions, management has taken actions to reduce expenses and maintain compliance with the financial covenants. Failure to meet the covenant requirements in the Credit Agreement would constitute an event of default under the Credit Agreement and there is no certainty we would be able to obtain waivers or amendments with the requisite lenders party thereto in order to maintain compliance. Other covenants in the Credit Agreement may also limit or restrict our ability to take certain actions to address our compliance with certain of the financial covenants in the Credit Agreement. Our ability to meet such financial covenants can also be affected by events beyond our control, and we cannot assure you that we will be able to meet such financial covenants.
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
ITEM 2.Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Recent Sales of Unregistered Securities
Except with respect to the issuance of the 2028 Notes, which we previously disclosed in Item 3.02 of the Current Report on Form 8-K filed with the SEC on October 26, 2023, we have not sold any equity securities that were not registered under the Securities Act. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations―Liquidity and Capital Resources―Convertible Senior Notes due 2028" for additional information.
Issuer Purchase of Equity Securities
None.
ITEM 3.Defaults Upon Senior Securities
None.
ITEM 4.Mine Safety Disclosures
Not applicable.
ITEM 5.Other Information
Insider Trading Arrangements
None.

ITEM 6.Exhibits
Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

Exhibit No.	Description	Location

3.1	Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended October 26, 2003

3.2	Amended and Restated Bylaws of Semtech Corporation	Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended, October 30, 2022

4.1	Indenture, dated as of October 26, 2023, among Semtech Corporation, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association	Exhibit 4.1 to our Current Report on Form 8-K filed on October 26, 2023

4.2	Form of 4.00% Convertible Senior Note due 2028	Exhibit 4.2 to our Current Report on Form 8-K filed on October 26, 2023

10.1	Employment Agreement, dated September 5, 2023, between Mark Lin and Semtech Corporation	Exhibit 10.1 to our Current Report on Form 8-K filed on September 8, 2023

10.2	Third Amendment to Third Amended and Restated Credit Agreement, dated as of October 19, 2023, by and among Semtech Corporation, the subsidiary guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders party thereto	Exhibit 10.1 to our Current Report on Form 8-K filed on October 19, 2023

10.3	Separation Agreement, dated September 13, 2023, between Gary Beauchamp and Semtech Corporation	Filed herewith

10.4	Separation Agreement, dated October 18, 2023, between Charles B. Ammann and Semtech Corporation	Filed herewith

10.5	Separation Agreement, dated November 24, 2023, between Emeka Chukwu and Semtech Corporation	Filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32.1 is being furnished and shall not be deemed "filed")	Furnished herewith

32.2	Certification of the Chief Financial Officer Pursuant 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32.2 is being furnished and shall not be deemed "filed")	Furnished herewith

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income and Loss, (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flow and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2023, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMTECH CORPORATION
Registrant

Date:	December 6, 2023	/s/ Paul H. Pickle
Paul H. Pickle
President and Chief Executive Officer
(Principal Executive Officer; Duly Authorized Officer)

Date:	December 6, 2023	/s/ Mark Lin
Mark Lin
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)