Form 10-K
period 2024-01-28
SEMTECH CORP
filed 2024-03-28
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant (based upon the closing sale price of $28.49 on The Nasdaq Global Select Market) as of July 30, 2023 was approximately $1.3 billion. Stock held by directors, officers and stockholders owning 10% or more of the outstanding common stock (as reported by stockholders on Schedules 13D and 13G) were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.
Number of shares of our common stock, $0.01 par value per share, outstanding at March 22, 2024: 64,563,181.
____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement in connection with registrant’s 2024 annual meeting of stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended January 28, 2024 are incorporated by reference into Part III hereof.

SEMTECH CORPORATION
INDEX TO FORM 10-K
FOR THE YEAR ENDED JANUARY 28, 2024

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
•Adverse developments affecting the financial services industry.
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
•Public health crises could adversely affect our business, results of operations, financial condition and cash flows.
•Business interruptions, such as natural disasters, acts of violence and the outbreak of contagious diseases.
•We depend on mobile network operators to promote and offer acceptable wireless data services.
Risks Relating to Research and Development, Engineering, Intellectual Property and New Technologies
•We may be unsuccessful in developing and selling new products.
•Our customers require our products to undergo a lengthy, expensive qualification process without assurance of sales.
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
•Competition from new or established IoT (defined below), cloud services and wireless services companies or from those with greater resources.
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
.Risks Relating to our Business Strategies, Integration, Personnel and Other Operations
•Our business and growth depend on our ability to attract and retain qualified personnel.
•We have and may continue to encounter difficulties integrating ours and Sierra Wireless, Inc.'s, businesses and operations and we may not realize the anticipated benefits from the Sierra Wireless Acquisition.
•We face risks associated with companies we have acquired in the past and may acquire in the future.
•We may be required to recognize additional impairment charges in the future.
•A disruption in our information systems could adversely affect our business operations.
•The costs associated with our indemnification obligations could be higher in future periods.
Risks Relating to Compliance
•If we are unable to remediate material weaknesses in our internal control over financial reporting, discover additional weaknesses, and are unable to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting, our results of operations, our stock price and investor confidence in our Company could be adversely affected.
Risks Relating to our Indebtedness
•Our indebtedness could adversely affect our business, financial condition, and results of operations.
•Covenants in the Credit Agreement (as defined below) may restrict our ability to pursue our business strategies, and any violation of one or more of the covenants could have a material adverse effect on our financial condition and results of operations.
•The accounting method for the Notes (as defined below) could adversely affect our financial condition and results.
•Conversion of the Notes may dilute or otherwise depress the price of our common stock.
•Certain provisions governing the Notes may delay or prevent an otherwise beneficial takeover attempt of us.
•The Convertible Note Hedge Transactions and Warrants (each as defined below) transactions may affect the trading price of our common stock.
•We are subject to counterparty risk with respect to the Convertible Note Hedge Transactions.

PART I

Item 1.    Business
General
We are a high-performance semiconductor, Internet of Things ("IoT") systems and cloud connectivity service provider and were incorporated in Delaware in 1960. We design, develop, manufacture and market a wide range of products and services for commercial applications, the majority of which are sold into the infrastructure, high-end consumer and industrial end markets.
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
Our end customers for our silicon solutions are primarily original equipment manufacturers ("OEMs") that produce and sell technology solutions. Our IoT module, router, gateways and managed connectivity solutions ship to IoT device makers, enterprises and solution providers to provide IoT connectivity to end devices.
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
Current key trends in IoT include: (i) the increasing adoption of edge computing, spurred by the need for real-time data processing and the desire to reduce latency and improve access to information; and (ii) the focus on security and data privacy as more devices become connected, the risk of cybersecurity incidents and data breaches increases, resulting in needed implementation of robust security measures across the entire IoT ecosystem. IoT interoperability and standardization are important as the number of connected devices continues to grow, and it is essential that these devices are able to communicate with each other seamlessly, regardless of the underlying technology or platform.
We see substantial potential in the IoT market, particularly in verticals such as metering, connected places and asset tracking. With our extensive portfolio of IoT solutions, including modules, routers, gateways and connected services, we believe we are well positioned to capitalize on the growing demand for connected devices and to help our customers navigate the complex IoT landscape.
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
Continue to release new products, achieve new design wins and cross-sell products
We are focused on developing unique products that bring value to our target customers in our target markets. These products are typically differentiated in performance but are priced competitively. We also focus on achieving design wins for our products with current and future customers. Design wins are indications by the customer that they intend to incorporate our products into their end product designs. Although we believe that a design win is an indicator of future potential growth, it does not inevitably result in us being awarded business or receiving a purchase commitment. Our technical talent works closely with our customers in securing design wins, defining new products and in implementing and integrating our products into our customers' systems. We also focus on selling our complete portfolio of products to our existing customers, as we believe the technical expertise of our marketing and sales teams allows us to identify and capitalize on cross-selling opportunities.
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
Leverage outsourced manufacturing capacity
We outsource most of our manufacturing in order to focus more of our resources on designing, developing and marketing our products. A significant amount of our third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in the United States ("U.S."), China, Taiwan and Vietnam. We believe that outsourcing our manufacturing provides us numerous benefits, including capital efficiency, the flexibility to adopt and leverage emerging process technologies without significant investment risk, and a more variable cost of goods, all of which provide us with greater operating flexibility.
Products and Technology
We design, develop and market high-performance analog and mixed-signal semiconductors and advanced algorithms, as well as wireless semiconductors, connectivity modules, gateways, routers and connected services for IoT. We operate and account for results in four reportable segments—Signal Integrity, Analog Mixed Signal and Wireless, IoT Systems, and IoT Connected Services—that represent four separate operating segments (see Note 16, Segment Information, to our Consolidated Financial Statements).
Signal Integrity. We design, develop, manufacture and market a portfolio of optical and copper data communications and video transport products used in a wide variety of infrastructure and industrial applications. Our comprehensive portfolio includes integrated circuits ("ICs") for data centers, enterprise networks, PON, and wireless base station optical transceivers. Our high-speed interfaces range from 100Mbps to 1.6Tbps and support key industry standards such as Fibre Channel, Infiniband,

Ethernet, PON and synchronous optical networks. Our video products offer advanced solutions for next generation high-definition broadcast applications.
Analog Mixed Signal and Wireless. We design, develop, manufacture and market high-performance protection devices, which are often referred to as transient voltage suppressors ("TVS") and specialized sensing products. TVS devices provide protection for electronic systems where voltage spikes (called transients), such as electrostatic discharge, electrical over stress or secondary lightning surge energy, can permanently damage sensitive ICs. Our portfolio of protection solutions include filter and termination devices that are integrated with the TVS device. Our products provide robust protection while preserving signal integrity in high-speed communications, networking and video interfaces. These products also operate at very low voltage. Our protection products can be found in a broad range of applications including smart phones, LCD and organic light-emitting diode TVs and displays, set-top boxes, monitors and displays, tablets, computers, notebooks, base stations, routers, automobile and industrial systems. Our unique sensing technology enables proximity sensing and advanced user interface solutions for our mobile and consumer products. We also design, develop, manufacture and market a portfolio of specialized radio frequency products used in a wide variety of industrial, medical and communications applications. Our wireless products, which include our LoRa® devices and wireless radio frequency technology ("LoRa Technology"), feature industry leading and longest range industrial, scientific and medical radio, enabling a lower total cost of ownership and increased reliability. These features make these products particularly suitable for machine-to-machine and IoT applications. We also design, develop, and market power product devices that control, alter, regulate, and condition the power within electronic systems focused on the LoRa® and IoT infrastructure segment. The highest volume product types within this category are switching voltage regulators, combination switching and linear regulators, smart regulators, isolated switches, and wireless charging. Our video products offer advanced solutions for highly differentiated audio video-over-IP technology for professional audio video ("Pro AV") applications.
IoT Systems. We design, develop, operate and market a comprehensive product portfolio of IoT solutions that enable businesses to connect and manage their devices, collect and analyze data, and improve decision-making. The portfolio includes a wide range of modules, gateways, routers, and connected services that are designed to meet the specific needs of different industries and applications. Our modules are available in a variety of form factors and connectivity options, including LTE-M, NB-IoT and 5G, and can be integrated into an array of devices and systems. Our gateways and routers are designed to provide reliable and secure connectivity for IoT devices, while our connected services enable businesses to manage devices and connectivity so businesses can navigate the complex IoT landscape and realize the full potential of connected devices.
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
Our net sales by operating segment are detailed in the table below. As described in Note 16, Segment Information, to our Consolidated Financial Statements, our segment results reflect changes in our operating segments that went into effect following organizational restructurings in the fourth quarter of fiscal year 2024 and the fourth quarter of fiscal year 2023. We currently have four reportable segments. All prior year information in the tables below has been revised retrospectively to reflect the change to the Company's reportable segments:

	Fiscal Years
(in thousands)	2024	2023	2022
Signal Integrity	$177,033	$298,290	$286,259
Analog Mixed Signal and Wireless	260,264	443,239	454,599
IoT Systems	334,904	9,811	—
IoT Connected Services	96,557	5,193	—
Total	$868,758	$756,533	$740,858
Recent Acquisition and Divestiture
Acquisition of Sierra Wireless, Inc.
On January 12, 2023, we completed the acquisition of all of the issued and outstanding common shares of Sierra Wireless, Inc. ("Sierra Wireless") in an all-cash transaction representing a total purchase consideration of approximately $1.3 billion (the "Sierra Wireless Acquisition"). The transaction was accounted for as a business combination and the purchase price allocation was finalized during fiscal year 2024. For more information, see Note 3, Acquisition and Divestiture, to our Consolidated Financial Statements.

Divestiture
On May 3, 2022, we completed the divestiture of our high reliability discrete diodes and assemblies business (the "Disposal Group") to Micross Components, Inc. for $26.2 million, net of cash disposed, in an all-cash transaction. For additional information on the divestiture, see Note 3, Acquisition and Divestiture, to our Consolidated Financial Statements.
Semtech End Markets
Our products are sold primarily to customers in the infrastructure, high-end consumer and industrial end markets. Our net sales by major end market as a percentage of total net sales are detailed below:

	Fiscal Years
(percentage of net sales)	2024	2023	2022
Infrastructure	19%	38%	35%
High-End Consumer	14%	21%	30%
Industrial	67%	41%	35%
Total	100%	100%	100%
We believe that our diversity in end markets provides stability to our business and opportunity for growth. The increase in percentage of net sales in our industrial end market is largely attributable to the Sierra Wireless Acquisition, partially offset by lower LoRa-enabled and TVS industrial product sales.
The following table depicts our main product lines and their end market and product applications:

Typical End Product Applications
Product Groups	Infrastructure	High-End Consumer	Industrial
Signal Integrity	Optical and copper module ICs supporting up to 1.6Tb/s for Ethernet, Fibre Channel protocols in data center and broadband access applications, and 4G/5G/LTE wireless applications		Serial Digital Interconnect interface ICs for Broadcast Video

Analog Mixed Signal and Wireless	Servers, workstations, desktop PC/notebooks, ultrabooks, optical modules, printers, copiers, 4G/5G/LTE base stations, 1/10 Gb/s Ethernet	Smartphones, media players, tablets, wearables, cameras, TVs, set top boxes and high end audio	Industrial automation, measurement & instrumentation, automotive, hearing aids, IoT, Industrial Asset Monitoring, Tracking & Logistics, Smart Metering, Smart Home, Smart Building, Smart City, Smart Agriculture, and Power Management, Audio Video over IP for Pro AV applications

IoT Systems			IoT, Industrial Asset Monitoring, Tracking & Logistics, Smart Metering, Smart Home, Smart Building, Smart City, Smart Agriculture, and Power Management

IoT Connected Services			IoT, Industrial Asset Monitoring and Control, Tracking & Logistics, Smart Metering, Smart Home, Smart Building, Smart City, Smart Agriculture, and Healthcare

Seasonality
Our net sales are subject to some seasonal variation. Our net sales also have been affected by the cyclical nature of the semiconductor industry, and typically the fourth fiscal quarter tends to be softer in demand as compared to our other fiscal quarters.
Sales and Marketing
Net sales made through independent distributors during fiscal years 2024, 2023 and 2022 were 66%, 85% and 87%, respectively, and the remainder were made directly to customers. The lower percentage of distributor sales in fiscal year 2024 primarily relates to sales channels associated with the Sierra Wireless business, which we acquired in January 2023.
We have direct sales personnel located throughout North America, Europe and Asia-Pacific who manage the sales activities of independent sales representative firms and independent distributors. We expense our advertising costs as they are incurred.
We are a global business with customers and suppliers around the world. We operate internationally through certain of our wholly-owned direct and indirect subsidiaries and their branch offices. Independent representatives and distributors are also used to serve customers throughout the world. Some of our distributors and sales representatives also offer products from our competitors, as is customary in the industry.
Customers, Sales Data and Backlog
As a result of the breadth of our products and markets, we have a broad and balanced range of customers. Our customers include major OEMs, Solution Providers, and their subcontractors in the infrastructure, high-end consumer and industrial end markets. Our products are typically purchased by these customers for their performance, price and/or technical support, as compared to our competitors.
In fiscal years 2024, 2023 and 2022, net sales in the U.S. represented 24%, 13% and 10% of our net sales. Net sales to customers located in China (including Hong Kong), Japan, Taiwan, Singapore and Australia comprised 32%, 6%, 6%, 5% and 5% of our net sales, respectively, in fiscal year 2024. No other geography outside the U.S. comprised more than 5% of our sales in fiscal year 2024.
Concentration of Net Sales - Significant Customers
The following table sets forth the concentration of sales among the customers that accounted for more than 10% of our net sales in one or more of the periods indicated:

	Fiscal Years
(percentage of net sales) (1)	2024	2023	2022
Trend-tek Technology Ltd. (and affiliates)	*	16%	17%
Frontek Technology Corporation (and affiliates)	10%	13%	18%
CEAC International Ltd. (and affiliates)	*	11%	11%
Arrow Electronics (and affiliates)	*	*	10%
(1) In each period with an asterisk, the customer represented less than 10% of the Company's net sales.
Concentration of Accounts Receivable - Significant Customers
The following table shows customers that had an outstanding receivable balance that represented at least 10% of our total net receivables as of one or more of the dates indicated:

(percentage of net receivables) (1)	January 28, 2024	January 29, 2023
Frontek Technology Corporation (and affiliates)	15%	*
(1) In each period with an asterisk, the customer represented less than 10% of the Company's net receivables.
Backlog
The majority of our backlog is typically requested for delivery within six months and a substantial portion of our backlog is subject to cancellation or rescheduling. Our backlog at any particular date, therefore, is not necessarily indicative of actual sales that may be generated for any succeeding period. In markets where the end system life cycles are relatively short, customers typically request delivery in four to eight weeks. We do not have any significant backlog with deliveries beyond 18 months.
Manufacturing Capabilities
Our strategy is to outsource most of our manufacturing functions to third-party foundries, assembly and test contractors and electronics manufacturing services ("EMS") partners. Third-party foundries fabricate silicon wafers, while assembly and test contractors package and test our products. EMS partners manufacture our IoT Systems products from surface-mount technology ("SMT") assembly to product assembly, which includes product testing and configuration. We believe this outsourcing permits us to take advantage of the best available technology, leverage the capital investment of others and reduce our operating costs associated with manufacturing assets.

In keeping with our "fabless" business model, we have no wafer fabrication facilities. Our end products were supported with finished silicon wafers purchased from third-party wafer foundries primarily located in the U.S., China and Taiwan.
Though we use third-party wafer foundries for sourcing our silicon needs, we maintain internal process development capabilities. Our process engineers work closely with our third-party foundries on the improvement and development of process capabilities. We use various manufacturing processes, including Bipolar, CMOS, RF-CMOS and Silicon Germanium BiCMOS processes. Our IoT Systems products designs are managed internally. We maintain management of design engineering, software engineering, manufacturing engineering and manufacturing test development.
Although our products are made from basic materials (principally silicon, metals and plastics), all of which are available from a number of suppliers, capacity at wafer foundries sometimes becomes constrained. In addition, the limited availability of certain materials, such as silicon wafer substrates, may impact our suppliers’ ability to meet our demand needs or impact the price we are charged. The prices of certain other basic materials, such as metals, gases and chemicals used in the production of our products, can exhibit price volatility depending on the changes in demand for these basic commodities. In most cases, we do not procure these materials ourselves, but we are nevertheless reliant on these materials for producing our products because our third-party foundry and package and test subcontractors must procure them.
Our development and production facilities in Colorado Springs, Colorado provide assembly and services for a portion of our very small form factor protection devices. These activities accommodate situations in which tight coupling with product design is desirable or where there are unique requirements. We use third-party subcontractors to perform almost all of our other assembly and test operations and a majority of our assembly and test activity is conducted by third-party subcontractors located in China, Malaysia, Mexico, Taiwan and Vietnam. We have operations offices located in Canada, China, Malaysia and Vietnam that support and coordinate some of the worldwide shipment of products. We have installed our own test equipment at some of our packaging and testing subcontractors in order to ensure a certain level of capacity, assuming the subcontractor has ample employees to operate the equipment.
Our arrangements with both third-party wafer foundries and package and test subcontractors are designed to provide some assurance of capacity but are not expected to assure access to all the manufacturing capacity we may need in the future.
While we do have some redundancy of fabrication, assembly and test and EMS processes by using multiple sources, any interruption by one or more of these outsource providers could materially impact us. While we maintain some amount of business interruption insurance to reduce the financial risk associated with supply or service interruption, but we are not fully insured against this risk.
While we monitor general economic conditions, including recessions or inflationary pressures, bank failures and uncertainty in the banking system, geopolitical turmoil and supply chain disruptions, and their potential impact on our suppliers and third-party subcontractors, we may be unable to prevent or mitigate the effect of these conditions on our suppliers or find alternate sources of supply, which may impact our operations and ability to meet the demands of our customers. See "Item 1A. Risk Factors - Risks Relating to Production Operations and Services - We rely on a limited number of suppliers and subcontractors, many of which are based outside the U.S., for many essential components and materials and certain critical manufacturing services and any interruption or loss of supplies or services from these entities could significantly interrupt our business operations and the production of our products." and "Item 1A. Risk Factors - Risks Relating to Production Operations and Services - Our ability to increase product sales and revenue may be constrained by the manufacturing capacity of our suppliers."
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
Semiconductor Industry
The semiconductor industry is characterized by decreasing average unit selling prices over the life of a product and as volumes increase. However, price decreases can sometimes be quite rapid and faster than the rate of increase of the associated product volumes. We believe we compete effectively based upon our ability to capitalize on efficiencies and economies of scale in production and sales, and our ability to maintain or improve our productivity and product yields to reduce manufacturing costs. The semiconductor industry is also characterized by rapid technological change, and design and other technological obsolescence. We believe we compete effectively based on our success in developing new products that implement new technologies, protection of our trade secrets and know-how and maintaining high product quality and reliability.
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
IoT Industry
The IoT industry, including the market for IoT devices and solutions, is growing and we expect that it will continue to attract significant competition. Some of our competitors are large corporations with manufacturing scale and financial resources at their disposal, while others are small, but emerging enterprises. However, we believe that our innovation, deep expertise in wireless IoT communications, and the ability to provide an integrated end-to-end IoT solution to our customers with security features gives us an opportunity to differentiate ourselves.
Our cloud and connectivity services are a strategic differentiator of our integrated device to cloud IoT solutions offering. We have our own Smart Connectivity pre-integrated into our devices. Depending on the customers served, our competitors include mobile network operators and other companies who operate mobile virtual networks or cloud platforms for the IoT market.
In addition, we have established a strong leadership position by being early to market with leading edge, high performance, high quality products that support the latest wireless technologies. We are a global market leader in wireless cellular embedded modules for IoT with a broad product portfolio, a global footprint, strong relationships with global OEMs and unique software platforms. Our competitors in this line of business are specialized manufacturers of wireless communication modules and solutions.
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
Intellectual Property and Licenses
We have been granted 292 U.S. patents and 493 foreign patents and have numerous patent applications pending with respect to our products and to technologies associated with our business. The expiration dates of issued patents range from 2024 to 2042. Although we consider patents to be helpful in maintaining a competitive advantage, we do not believe they create definitive competitive barriers to entry. There can be no assurance that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated, or circumvented by others. While our various intellectual property ("IP") rights are important to our success, we do not believe any individual patent, group of patents, or the expiration thereof would materially affect our business operations.
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
Intellectual Capital and Product Development
The development of IP and the resulting proprietary products is a critical success factor for us. Recruiting and retaining key technical talent is the foundation for designing, developing, and marketing our IP in the form of new proprietary products in the global marketplace. Our ability to recruit and retain our engineering talent is one of the keys to maintaining our competitive advantage. Historically, we have been successful in retaining our key engineering staff and recruiting new talent. One of our strategies to recruit talent is the establishment of multiple design center locations and we have design centers throughout the world.
Circuit design engineers, layout engineers, product and test engineers, application engineers, and field application engineers are key employees. Together they perform the critical tasks of design and layout of ICs and other products, turning these circuits into silicon devices, and conferring with customers about designing these devices into their applications. The majority of our engineers fit into one of these categories. Most of these engineers have many years of experience in the design, development, and layout of circuits targeted for use in protection, advanced communications and power management, multimedia and data communications, and wireless and sensing applications. We also employ a number of software engineers and systems engineers that specialize in the development of software and systems architecture, who enable us to develop systems oriented products in select markets.
Our IoT business employs specialized engineering teams skilled in the areas of radio design, hardware design, embedded software design cloud-based application development and cellular network design. The product development teams include leaders with extensive experience in their fields, along with younger graduates from leading universities.
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
Human Capital
As of January 28, 2024, our year-over-year headcount decreased from 2,248 to 1,917 full-time employees worldwide, of whom 1,457 employees were based outside of the U.S. The decrease in headcount was primarily related to structural reorganization actions to reduce our workforce as a result of cost-saving measures and internal resource alignment including from the realization of synergies of the Sierra Wireless Acquisition.
As of January 28, 2024, we had 952 employees in research and development, 255 employees in operations, and 710 employees in selling, general and administrative, including functions that support operational activities. Our focus on innovation gives us a unique appreciation to the importance of recruitment, retention and the professional development of our employees. Our talent acquisition processes focus on the increasingly complex talent market and building our pipeline for an even more diverse and inclusive workforce. The health and well-being of our employees and their families remains our highest priority, and supporting and improving the local communities in which our employees are located is an important part of our culture. We continue to benchmark and enhance our total compensation and benefits packages across the countries in which our offices are located.
Talent
Our talent strategy involves our efforts to achieve an optimal balance of internal development, supplemented by external hires. This approach contributes to and enhances our employee loyalty and commitment. As of the end of fiscal year 2024, our average employee tenure is 8 years, reflecting the strong engagement of our employees. As new employees continue to join Semtech, we expect their contributions to bring fresh ideas to help drive innovation and continuous improvement.
Our recruiting efforts leverage both internal and external resources to recruit and attract highly skilled and talented workers across the globe, and we encourage our employees to provide referrals for open positions. We enhanced our performance management framework, strengthening our goal setting and calibration processes. This framework ensures that feedback provided in these performance discussions supports leadership growth and long-term development. Our development programs include an extensive library suite of professional third-party trainings and courses. In addition, Semtech offers a comprehensive annual and new hire compliance training that focuses on diversity, anti-harassment and code of conduct, among others.
Compensation
Our pay-for-performance philosophy incentivizes individual and team performance that directly contributes to the achievement of company objectives. We provide compensation packages that include a competitive base salary, annual incentive bonus opportunities, and long-term equity awards, as appropriate. Our compensation program is designed to attract, reward and retain those highly-talented individuals who possess the critical skills necessary to support our business objectives, contribute to the achievement of our annual strategic goals and create long-term value for our stockholders. We believe that a compensation program that rewards employees both for short-term and long-term performance aligns employees' and our stockholders' interests.
Health and Well-being
We provide access to a variety of flexible and convenient health and welfare programs, including benefits that support physical and mental health through tools and resources to help employees maintain and improve their health status. We believe our offerings provide flexible choices to meet the diverse needs of our employees and their families globally. Each year, we review our benefits programs to ensure they are appropriately resourced and deliver value. We also offer a financial well-being program for our employees.
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
Government Regulations
As a global company, we market and sell our products both inside and outside the U.S. Certain products are subject to the Export Administration Regulations, administered by the U.S. Department of Commerce, Bureau of Industry and Security, or other trade laws, which may require that we obtain an export license before we can export certain controlled products or technology to specified countries or end users. Similar controls exist in other jurisdictions. Failure to comply with these laws could result in governmental sanctions, including substantial monetary penalties and denial of export privileges. We maintain an export compliance program under which we screen export transactions against applicable lists of restricted exports, destinations and end users with the objective of managing export-related decisions, transactions and shipping logistics to ensure compliance with these requirements. In addition, certain products and services are subject to the rules and policies of the Federal Communications Commission ("FCC") and the Communications Act of 1934, as amended, which may require that we obtain FCC authorization before we can market and sell certain regulated products and services and otherwise comply with applicable requirements. Similar regulations exist in other jurisdictions. Failure to comply with these laws could result in governmental sanctions, including monetary penalties and revocation of the authority granted by the FCC or its foreign counterparts.
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
Our results may fluctuate in the future, may fail to match our past performance or fail to meet our expectations and the expectations of analysts and investors as a result of conditions beyond our control. Our results and related ratios, such as gross margin, operating income percentage and effective tax rate may fluctuate for a variety of reasons beyond our control, including: general economic conditions in the countries where we sell our products, including recessions or inflationary pressures; financial market instability or disruptions to the banking system due to bank failures, geopolitical turmoil, such as the conflicts in the Middle East and between Russia and Ukraine and any sanctions, export controls or other retaliatory actions against, or restrictions on doing business with Russia, as well as any resulting disruption, instability or volatility in the global markets and industries resulting from such conflict; the availability of adequate supply commitments from our outside suppliers; the timing of new product introductions by us, our customers and our competitors; seasonality and variability in the computer market and our other end markets; product obsolescence; the scheduling, rescheduling or cancellation of orders by our customers; the cyclical nature of demand for our customers’ products; our ability to predict and meet evolving industry standards and consumer preferences; our ability to develop new process technologies and achieve volume production; changes in manufacturing yields; capacity utilization; product mix and pricing; movements in exchange rates, interest rates or tax rates; our ability to integrate and realize synergies from acquisitions; the manufacturing and delivery capabilities of our subcontractors and litigation and regulatory matters.
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
As is typical in the semiconductor and IoT industries, the average selling price of particular products have historically declined significantly over the life of the product. In the past, we have reduced the average selling prices of our products in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors. We expect that we will have to similarly reduce prices in the future for older generations of products. Reductions in our average selling prices to one customer could also impact our average selling prices to all customers. A decline in average selling prices would harm our gross margins for a particular product. If not offset by sales of other products with higher gross margins, our overall gross margins may be adversely affected. Our business, results of operations, financial condition and prospects will suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing our costs and/or developing new or enhanced products with higher selling prices or gross margins on a timely basis.
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
Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”), Signature Bank and Silvergate Capital Corp. were each swept into receivership.
We either hold the vast majority of our financial assets in our name through a third-party financial institution, or we have transferred them out of SVB. Although we have not experienced any adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations, uncertainty remains over liquidity concerns in the broader financial services industry, and our business, our business partners, or industry as a whole may be adversely impacted in ways that we cannot predict at this time. Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. There is no guarantee that the U.S. Department of Treasury, Federal Deposit Insurance Corporation and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.
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
Risks Relating to Production Operations and Services
We rely on a limited number of suppliers and subcontractors, many of which are based outside the U.S., for many essential components and materials and certain critical manufacturing services and any interruption or loss of supplies or services from these entities could significantly interrupt our business operations and the production of our products.
Our reliance on a limited number of subcontractors and suppliers for wafers, chipsets and other electronic components, packaging, testing and certain other processes involves several risks, including potential inability to obtain an adequate supply of required components and reduced control over the price, timely delivery, reliability and quality of components. These risks are attributable to several factors, including limitations on resources, labor problems, equipment failures or the occurrence of natural disasters. The good working relationships we have established with our suppliers and subcontractors could be disrupted, and our supply chain could suffer, if a supplier or subcontractor were to experience a change in control. There can be no assurance that problems will not occur in the future with suppliers or subcontractors. In addition, the impact of general economic conditions, including recessions or inflationary pressures, bank failures and uncertainty in the banking system, geopolitical turmoil and supply chain disruptions, could adversely impact our suppliers and third-party subcontractors, and we may be unable to prevent or mitigate the effect of these conditions on our suppliers or find alternate sources of supply, which may impact our operations. Disruption or termination of our supply sources or subcontractors could significantly delay our shipments to customers, which could damage relationships with current and prospective customers and harm our business. Any prolonged inability to obtain timely deliveries or quality manufacturing or any other circumstances that would require us to seek alternative sources of supply or to manufacture or package certain components internally could limit our growth and harm our business.
Many of our third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers and contract manufacturers that manufacture our modules and routers, are located in geographies outside the U.S. including China, Taiwan and Vietnam. While our utilization of multiple third-party foundries and manufacturers does create some redundancy, any interruption of supply by one or more of these foundries or manufacturers could materially impact us.
A majority of our package and test operations are performed by third-party contractors based in the U.S., China and Taiwan. Our international business activities, in general, are subject to a variety of potential risks resulting from political and economic uncertainties, including rising tensions between the U.S. and China. Any political turmoil or trade restrictions in these countries, particularly China, could limit our ability to obtain goods and services from these suppliers and subcontractors. The effect of an economic crisis or political turmoil impacting our suppliers located in these countries may impact our ability to meet the demands of our customers. For example, the COVID-19 pandemic resulted in extended shutdowns of certain of our businesses. This public health crisis or any further political developments or health concerns in markets in which our third-party contractors and suppliers are based could result in social, economic and labor instability, adversely affecting the supply of our products and, in turn, our business, financial condition and results of operations. If we find it necessary to transition the goods and services received from our existing suppliers or subcontractors to other firms, we would likely experience an increase in production costs and a delay in production associated with such a transition, both of which could have a significant negative effect on our operating results, as these risks are substantially uninsured.
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
Markets for 5G infrastructure may not develop in the manner or in the time periods we anticipate. If domestic and global economic conditions worsen, overall spending on 5G infrastructure may be reduced, which would adversely impact demand for our products in these markets. In addition, as regulatory and private sector stakeholders have expressed concerns about the negative effects and dangers posed to others by the deployment of 5G technology, unfavorable developments with evolving laws and regulations worldwide related to 5G or 5G suppliers may limit global adoption, impede our strategy, and negatively impact our long-term expectations in this area. Even if the 5G infrastructure market develops in the manner or in the time periods we anticipate, if we do not have timely, competitively priced, market-accepted products available to meet our customers’ planned roll-out of 5G wireless communication systems, we may miss a significant opportunity and our business, financial condition, results of operations and cash flows could be materially and adversely affected. In addition, as a result of the fact that the markets for 5G are not yet fully developed, demand for these products may be unpredictable and may vary significantly from one period to another.
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
Actions by the U.S. Department of Commerce or future regulatory activity may materially interfere with our ability to make sales to certain Chinese or other foreign customers. Chinese and other customers outside the U.S. affected by future U.S. government export control measures or sanctions or threats of export control measures or sanctions may respond by developing their own solutions to replace our products or by adopting our foreign competitors’ solutions. In addition, our association with customers that are or become subject to U.S. regulatory scrutiny or export restrictions could subject us to actual or perceived reputational harm among current or prospective investors, suppliers or customers, customers of our customers, other parties doing business with us, or the general public. Any such reputational harm could result in the loss of investors, suppliers or customers, which could harm our business, financial condition, operating results or prospects.
We sell and trade with customers outside the U.S., which subjects our business to increased risks.
Sales to customers outside the U.S. accounted for approximately 76% of net sales for fiscal year 2024. Sales to customers located in China (including Hong Kong), Japan, Taiwan, Singapore and Australia comprised 32%, 6%, 6%, 5% and 5% of our sales, respectively, in fiscal year 2024. International sales are subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors and representatives, difficulties in staffing and managing foreign subsidiary and branch operations and potentially adverse tax consequences. Other risks include local business and cultural factors that may differ from our domestic standards and practices, including business practices from which we are prohibited from engaging by the Foreign Corrupt Practices Act and other anti-corruption laws and regulations, laws of certain foreign countries that may not protect our products, assets or intellectual property rights to the same extent as do U.S. laws, and difficulties enforcing contracts in such foreign countries generally. These factors may harm our business. Our use of the Semtech name may be prohibited or restricted in some countries, which may negatively impact our sales efforts.
A substantial portion of our sales is derived from China and adverse changes to general economic conditions in China could have a material and adverse impact on our sales and financial results.
In fiscal year 2024, sales to customers in China comprised 32% of our net sales. The continuing economic slowdown in China could adversely affect our sales to customers in China and consequently, our business, operating results and financial condition. In addition, there are risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business, or provide incentives to government-backed local customers to buy from local suppliers rather than companies like ours, all of which could adversely impact our business, operating results and financial condition. Further, changes in U.S. and global social, political, regulatory and economic conditions or in laws and policies governing trade with China as a result of rising tensions could adversely affect our business.
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
As a global enterprise, we face exposure to adverse movements in foreign currency exchange rates. Certain of our assets, including certain bank accounts, exist in non-U.S. dollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. The non-U.S. dollar-denominated currencies are principally the Swiss franc, euro, Canadian dollar, Mexican peso, Japanese yen, Great British pound and Australian dollar. We also have a significant number of employees that are paid in foreign currency, including Australia, Canada, France, India, Mexico, Switzerland, Taiwan, and United Kingdom.
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
We may be subject to increased tax liabilities and an increased effective tax rate if we need to remit funds held by our subsidiaries outside the U.S.
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
Our largest customers have varied from year to year. Historically, we have had significant customers that individually accounted for 10% or more of sales in certain quarters or years or represented 10% or more of net accounts receivables at any given date. Sales to our customers are generally made on open account, subject to credit limits we may impose, and the receivables are subject to the risk of being uncollectible.
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
In fiscal year 2024, authorized distributors accounted for approximately 66% of our net sales. We generally do not have long-term contracts with our distributors and most can terminate their agreement with us with little or no notice. For fiscal year 2024, our largest distributors were based in Asia. The termination of any of our distributor relationships could impact our net sales and limit our access to certain end-customers. It could also result in the return of excess inventory of our product held by that distributor. Since many distributors simply resell finished products, they generally operate on very thin profit margins. If a distributor were to terminate an agreement with us or go out of business, our accounts receivable from the particular distributor would be subject to significant collection risk. Our reliance on distributors also subjects us to a number of additional risks, including: write-downs in inventories associated with stock rotation rights and increases in provisions for price adjustments granted to certain distributors; potential reduction or discontinuation of sales of our products by distributors; failure to devote resources necessary to sell our products at the prices, in the volumes and within the time frames that we expect; dependence upon the continued viability and financial resources of these distributors, some of which are small organizations with limited working capital and all of which depend on general economic conditions and conditions within the semiconductor and IoT industries; dependence on the timeliness and accuracy of shipment forecasts and resale reports from our distributors; and management of relationships with distributors, which can deteriorate as a result of conflicts with efforts to sell directly to our end customers. If any significant distributor becomes unable or unwilling to promote and sell our products, or if we are not able to renew our contracts with the distributors on acceptable terms, we may not be able to find a replacement distributor on reasonable terms or at all and our business could be harmed.
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
The SEC and The Nasdaq Stock Market LLC ("Nasdaq") have revised, and continue to revise, their regulations and listing standards. These developments have increased, and may continue to increase, our legal compliance and financial reporting costs. For example, in March 2024, the SEC adopted a rule requiring registrants to include certain climate-related disclosures in registration statements and annual reports. Currently, the ultimate impact of these laws on our business is uncertain and may result in increased costs, risk of litigation, reputational harm or other harm with customers, regulators, investors or other stakeholders.
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
For example, the European Union General Data Protection Regulation ("GDPR") became effective on May 25, 2018. Failure to comply with the GDPR may result in fines of up to the greater of 20 million euros or 4% of a company’s annual global revenue. Canada’s Personal Information Protection and Electronic Documents Act and applicable provincial laws also impose strict requirements for Processing personal information that applies to our business operations. And in the U.S., a number of states have enacted or have proposed to enact state privacy laws. For example, the California Consumer Privacy Act ("CCPA") gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered businesses to provide new disclosures to California residents and provide such individuals ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that is expected to increase data breach litigation. Additionally, the California Privacy Rights and Enforcement Act of 2020 (“CPRA”) further expands the CCPA with additional data privacy compliance requirements that may impact our business, and establishes a regulatory agency dedicated to enforcing those requirements. A determination that we have violated any of these or other privacy or data protection laws could result in significant damage awards, fines and other penalties that could, individually or in the aggregate, materially harm our business and reputation.
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
Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in applicable tax laws or their interpretation. We are also subject to the examination of our tax returns and other tax matters by the Internal Revenue Service of the U.S. ("IRS") and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these examinations. If our effective tax rates were to increase, particularly in the U.S., Canada or Switzerland, or if the ultimate determination of taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows, and financial condition could be adversely affected. See the risk factor captioned "We may be subject to increased tax liabilities and an increased effective tax rate if we need to remit funds held by our subsidiaries outside the U.S." above.
The Organization for Economic Co-operation and Development (the "OECD") has been working on a Base Erosion and Profit Shifting ("BEPS") Project, and since 2015 has been issuing guidelines and proposals with respect to various aspects of the existing framework under which our tax obligations are determined in countries in which we do business. In 2021, the OECD announced that more than 140 member jurisdictions have politically committed to potential changes to the international corporate tax system, including enacting a minimum tax rate of at least 15% as part of the OECD’s “Pillar Two” initiative. During December 2022, the European Union reached an agreement on the introduction of a minimum tax directive requiring member states to enact local legislation. On December 22, 2023, the Swiss Federal Council officially declared the entry into force of the Swiss implementation of the OECD’s Pillar Two rules beginning January 1, 2024, which imposes global minimum tax of 15% on multination enterprises with an annual revenue exceeding €750 million in at least two out of the last four years. We expect to meet the revenue thresholds requirement in fiscal year 2026, and these provisions will adversely impact our provision for income taxes. The OECD’s proposed changes have not generally been enacted into law in all of the jurisdictions in which we operate. We will continue to monitor countries’ laws with respect to the OECD model rules and the Pillar Two global minimum tax. Future tax law changes resulting from these developments may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities.
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
In addition, although the Creating Helpful Incentives to Produce Semiconductors and Science Act (“CHIPS Act”) provides various incentives and tax credits to U.S. companies in connection with semiconductor manufacturing, we may be unsuccessful (including, relative to the efforts of our competitors) in any efforts to obtain such incentives and tax credits.
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
Furthermore, new climate change laws and regulations could require us to change our manufacturing processes or procure substitute raw materials that may cost more or be more difficult to procure. Various jurisdictions in which we do business have implemented, or in the future could implement or amend, restrictions on emissions of carbon dioxide or other greenhouse gases ("GHG"), limitations or restrictions on water use, regulations on energy management and waste management, and other climate change-based rules and regulations, which may increase our expenses and adversely affect our operating results. Continuing political and social attention to the issue of sustainability has also resulted in new regulations requiring disclosure of extensive information on climate-related matters and other sustainability topics. The State of California recently passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that will impose broad climate-related disclosure obligations on certain companies doing business in California, subject to minimum revenue requirements, starting in 2026. Based on our net sales for fiscal year 2024, we expect that we will initially be subject only to the Climate-Related

Financial Risk Act, which will require biennial reporting of climate-related financial risks. Finally, in March 2024, the SEC finalized a new disclosure rule that will require certain climate-related disclosures, including Scope 1 and 2 GHG emissions, climate-related targets and goals and certain climate-related financial statement metrics, with phase-in compliance beginning in 2026. We are assessing our obligations under these new regulations, and expect that compliance could require substantial effort in the future. Enhanced disclosure on climate-related and other sustainability topics could lead to reputational or other harm with customers, regulators, investors or other stakeholders and could also increase our litigation risks relating to statements alleged to have been made by us or others in our industry regarding climate change risks, or in connection with any future disclosures we may make regarding reported emissions, particularly given the inherent uncertainties and estimations with respect to calculating GHG emissions. We expect increased worldwide regulatory activity relating to climate change in the future. Future compliance with these laws and regulations may adversely affect our business and results of operations.
Risks Relating to our Business Strategies, Integration, Personnel and Other Operations
Our business and growth depend on our ability to attract and retain qualified personnel, including our management team and other key personnel, and the inability to attract, hire, integrate, train, retain, or motivate specialized technical and management personnel could harm our business and growth.
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
In addition, our future success depends upon our ability to attract and retain highly qualified technical, marketing and managerial personnel. We are dependent on a relatively small group of key technical personnel with relevant expertise, including analog and mixed-signal expertise. Personnel with highly skilled managerial capabilities, and relevant expertise, are scarce and competition for personnel with these skills is intense. In addition, work from home or continuing macroeconomic related uncertainty may result in significant psychological, emotional or financial burdens for some of our employees, which may impact their productivity and morale and may lead to higher employee absences and higher attrition rates. There can be no assurance that we will be able to retain key employees or that we will be successful in attracting, integrating or retaining other highly qualified personnel in the future. If we are unable to retain the services of key employees or are unsuccessful in attracting new highly qualified employees, our business could be harmed.
We have encountered and expect to continue encountering difficulties that have adversely impacted, and likely will continue to adversely impact, our ability to realize the anticipated benefits from the Sierra Wireless Acquisition, and our significant additional indebtedness that we incurred in connection with the acquisition has negative consequences.
Following the Sierra Wireless Acquisition, we experienced reduced business levels in the business acquired from Sierra Wireless due to current macroeconomic and industry conditions, including elevated interest rates. This has resulted in reduced earnings forecasts associated with the business acquired from Sierra Wireless, and, as a result, we recorded a total of $755.6 million of pre-tax non-cash goodwill impairment charges for fiscal year 2024 in the Statements of Operations as a result of impairment tests performed throughout the fiscal year. If business conditions related to the Sierra Wireless business do not improve, we may never realize some or any of the benefits we anticipated from the Sierra Wireless Acquisition, including operational synergies, revenue growth and earnings accretion, and we may be required to record additional impairments of our goodwill allocated to this business. Events outside our control, including economic trends and changes in regulation and laws, also could adversely affect our ability to realize the expected benefits from the Sierra Wireless Acquisition.
As a result of the Sierra Wireless Acquisition, the amount of our debt increased substantially, resulting in additional interest expense. In the fourth quarter of fiscal year 2023, we borrowed term loans in an aggregate principal amount of $895.0 million under the Term Loan Facility in order to fund a portion of the consideration for the Sierra Wireless Acquisition and related fees and expenses. Our increased indebtedness as a result of this financing has had, and likely will continue to have, important consequences to us and our stockholders, including: increasing our vulnerability to general adverse economic and industry conditions; limiting our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements; with respect to variable rate indebtedness, risks associated with increases in interest rates; requiring the use of a substantial portion of our cash flow from operations for the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund working capital, future acquisitions, capital expenditures, stock repurchases and general corporate requirements; limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and putting us at a disadvantage compared to our competitors with less indebtedness. See “Item 1A. Risk Factors - Risks Relating to Our Indebtedness - Covenants in the Credit Agreement (as defined below) may restrict our ability to pursue our business strategies and any violation of one or more of the covenants could have a material adverse effect on our financial condition and results of operations,” below for further discussion on the impact of our increased indebtedness.
We are also continuing to integrate certain remaining business, operational and administrative systems related to the Sierra Wireless business, which is a complex, costly and time consuming process. We have encountered and expect to continue to encounter difficulties integrating ours and Sierra Wireless’s businesses and operations, which has adversely impacted and delayed the operational synergies we expected to realize as a result of the acquisition. Our integration of certain business processes related to the Sierra Wireless business has also resulted in material weaknesses in our internal control over financial reporting as further described in Part II, Item 9A, “Controls and Procedures.” See “Risks Relating to Compliance” below. It is not certain that we will be successful in integrating Sierra Wireless’ business with our business. Risks related to our ability to successfully complete the integration of the Sierra Wireless business and realize the benefits we anticipated from the Sierra Wireless Acquisition include, but are not limited to the following:
•continuation or worsening of adverse macroeconomic conditions in regions in which we and Sierra Wireless operate;
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
•consolidating and integrating corporate, finance and administrative infrastructures and integrating and harmonizing business systems, including remediating the material weaknesses described in Part II, Item 9A, "Controls and Procedures";
•challenges identifying and assessing changes in the business that could impact our system of internal controls, which resulted in a material weakness and contributed to other material weaknesses within our system of internal control over financial reporting at the control activity level;
•coordinating sales and marketing efforts to effectively position our capabilities and the direction of product development;
•unanticipated costs or liabilities associated with the integration;
•the increased scale and complexity of our operations;
•potential litigation associated with the Sierra Wireless Acquisition;
•difficulties in the assimilation of employees and culture and the impact on the business from the loss of employees due to workforce reductions or other departures;
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
Many of these factors are outside of our control and have resulted, and could continue to result, in increased costs, decreases in expected revenues and diversion of management’s time and attention, which has materially impacted, and could continue to materially impact the combined company. If we cannot successfully integrate our and Sierra Wireless’ businesses and operations, or if there are further delays in completing the integration, it could further negatively impact our ability to realize the anticipated benefits of the Sierra Wireless Acquisition, which in turn could adversely affect our financial condition and operating results.

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
We have incurred substantial impairment charges, and we may be required to recognize additional impairment charges in the future, which could have an adverse effect on our financial condition and operating results.
We assess our goodwill, other intangible assets and our long-lived assets on an annual basis and whenever events or changes in circumstances indicate the carrying value of our assets may not be recoverable, and as and when required by accounting principles generally accepted in the U.S. ("GAAP") to determine whether they are impaired. During fiscal year 2024, we recorded $755.6 million of goodwill impairment and $131.4 million of intangible impairments. No impairment was recorded during fiscal years 2023 or 2022 on our goodwill or intangible assets. See Note 8, Goodwill and Intangible Assets, to our Consolidated Financial Statements for further discussion of these impairment charges. During fiscal years 2024, 2023 and 2022, we also recorded $3.9 million, $1.2 million and $1.3 million of non-cash impairment charges and credit loss reserves on certain of our investments. Future restructuring or appraisal of our business impacting fair value of our assets or changes in estimates of our future cash flows could affect our impairment analysis in future periods and cause us to record either an additional expense for impairment of assets previously determined to be partially impaired or record an expense for impairment of other assets. Depending on future circumstances, we may never realize the full value of intangible assets. Any future determination or impairment of a significant portion of our goodwill and other intangibles could have an adverse effect on our financial condition and operating results.
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
Risks Relating to Compliance
We have identified material weaknesses in our internal control over financial reporting, which has led to a conclusion that our internal control over financial reporting and disclosure controls and procedures were not effective as of January 28, 2024. If we are unable to remediate the material weaknesses, discover additional weaknesses, or are unable to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting, our results of operations, stock price and investor confidence in our Company could be adversely affected.
Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on the effectiveness of their internal control over financial reporting as of the end of each fiscal year. In addition to the Company’s evaluation, our independent registered public accounting firm provides an opinion regarding the effectiveness of our internal control over financial reporting. As disclosed in more detail in Part II, Item 9A, “Controls and Procedures” below, we identified material weaknesses as of January 28, 2024, in our internal control over financial reporting. We have identified a deficiency in a principle associated with the risk assessment component of the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). Specifically, the control deficiency constitutes a material weakness relating to identifying and assessing changes in the business that could impact our system of internal control. The risk assessment material weakness contributed to other material weaknesses within our system of internal control over financial reporting at the control activity level, all of which were associated with the Sierra Wireless business, which the Company acquired on January 12, 2023.
Internal controls related to our financial reporting systems are important to accurately reflect our financial position and results of operations in our financial reports. If, as a result of the ineffectiveness of our internal controls, we cannot provide reliable financial statements, our business decision processes may be adversely affected, our business and results of operations could be harmed, investors could lose confidence in our reported financial information and our ability to obtain additional financing, or additional financing on favorable terms, could be adversely affected.
Our management has taken action to begin remediating the material weaknesses; however, certain remedial actions have only recently commenced and other remedial actions have not yet started, and while we expect to continue to implement our remediation plans, we cannot be certain as to when remediation will be fully completed or if our remediation efforts will be successful. Additional information regarding the initial remediation efforts are disclosed in more detail in Part II, Item 9A, “Controls and Procedures” below. In addition, we could in the future identify additional internal control deficiencies that could rise to the level of a significant deficiency or material weakness or uncover material errors in financial reporting. During the course of our evaluation, we may identify areas requiring improvement and may be required to design additional enhanced processes and controls to address issues identified through this review. In addition, there can be no assurance that such remediation efforts will be successful, that our internal control over financial reporting will be effective as a result of these efforts or that any such future significant deficiencies identified may not be material weaknesses that would be required to be reported in future periods. In addition, we cannot provide assurance that our independent registered public accounting firm will be able to attest that such internal controls are effective when they are required to do so.
If we fail to remediate the material weaknesses and maintain effective disclosure controls and procedures or internal control over financial reporting, our ability to accurately record, process, and report financial information and, consequently, our ability to prepare financial statements within required time periods could be adversely affected. Failure to maintain effective internal controls could result in a failure to comply with SEC rules and regulations, stock exchange listing requirements, and the covenants under our debt agreements, subject us to litigation, investigations or enforcement actions, negatively affect investor confidence in our financial statements, and adversely impact our stock price and ability to access capital markets. The defense of any such claims, investigations or enforcement actions could cause the diversion of the Company’s attention and resources and could cause us to incur significant legal and other expenses even if the matters are resolved in our favor.

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
The Credit Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. The Credit Agreement includes covenants restricting, among other things, our and our subsidiaries’ ability to: incur or guarantee additional debt or issue certain preferred stock; pay dividends or make distributions on our capital stock or redeem, repurchase or retire our capital stock; make certain investments and acquisitions; create liens on our or our subsidiaries’ assets; enter into transactions with affiliates; merge or consolidate—with another person or sell or otherwise dispose of substantially all of our assets; make certain payments in respect of other material indebtedness; and alter the business that we conduct.
In addition, under the Credit Agreement, we are required to maintain a maximum consolidated leverage ratio, a minimum interest expense coverage ratio and minimum liquidity. Due to the impact of macroeconomic conditions and a softer demand environment on our business and results of operations, we entered into amendments to the Credit Agreement in February 2023, June 2023 and October 2023 to provide additional financial flexibility with respect to the financial covenants in the Credit Agreement. These amendments resulted in, among other things, an increase in the maximum leverage ratio, a decrease in the minimum interest ratio and also introduced the minimum liquidity covenant that applies through January 31, 2025. We were in compliance with these covenants as of January 28, 2024.
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
We have adopted accounting guidance that simplifies the accounting for convertible debt that may be settled in cash. As a result, our 1.625% Convertible Senior Notes due 2027 (the “2027 Notes”) and 4.00% Convertible Senior Notes due 2028 (the “2028 Notes” and, together with the 2027 Notes, the "Notes"), are recorded on our balance sheet at face value less unamortized debt issuance costs, with interest expense reflecting the cash coupon plus the amortization of the capitalized issuance costs. Additionally, we apply the if-converted method to the Notes in calculating earnings per share, which may reduce our reported diluted earnings per share.
Furthermore, in the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, we would be required to settle any converted principal amount of such Notes through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. As of January 28, 2024, the Notes are not convertible at the option of the holders.
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
Certain provisions in the indentures governing the Notes may delay or prevent an otherwise beneficial takeover attempt of us.
Certain provisions in the indentures governing the Notes may make it more difficult or expensive for a third party to acquire us. For example, the indentures governing the Notes generally require us, at the option of the holders, to repurchase the Notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its Notes in connection with a make-whole fundamental change, as defined in the indenture for the Notes. A takeover of us may trigger the requirement that we repurchase the Notes and/or increase the conversion rate, which could make it costlier for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.

The Convertible Note Hedge Transactions and Warrants transactions may affect the trading price of our common stock.
On October 6, 2022 and October 19, 2022, we entered into privately negotiated convertible note hedge transactions (the “Convertible Note Hedge Transactions”) with an affiliate of one of the initial purchasers of the 2027 Notes and another financial institution (collectively, the “Counterparties”). We also separately entered into privately negotiated warrant transactions (the “Warrants”) with the Counterparties. The Convertible Note Hedge Transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of the 2027 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2027 Notes, as the case may be. However, the Warrants transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the Warrants.
In addition, the Counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2027 Notes (and are likely to do in connection with any conversion of the 2027 Notes or redemption or repurchase of the 2027 Notes). This activity could cause or avoid an increase or a decrease in the market price of our common stock. We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of our common stock. In addition, we do not make any representation that the Counterparties will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.
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
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Risk Management and Strategy
As part of our overall enterprise risk management strategy, our cybersecurity processes seek to help the Company prevent or mitigate potential cybersecurity incidents, and to detect and remediate them quickly when they occur. To achieve this, the Company uses a broad selection of security tools and methodologies to assess, identify and manage material risks from cybersecurity threats.
Key aspects of our cybersecurity risk management and threat mitigation strategy include:
•Maintaining our ISO/IEC 27001:2022 certification and using it along with other common security frameworks to help assess, identify, and manage material risks from cybersecurity;
•Utilizing dedicated IT Security Operations and Product Security teams focused on monitoring, enforcing and improving cybersecurity throughout the enterprise;
•Engaging and training internal stakeholders from representative aspects of the business (product and functional teams) on our Incident Response and Reporting plan on a quarterly basis;
•Maintaining and regularly testing our disaster recovery and business continuity plans; and
•Creating information security awareness among our employees and partners through the use of phishing exercises and regular cyber-awareness articles & newsletter campaigns.
The Company evaluates our third-party vendors and service providers to ensure appropriate oversight and to identify any risks from cybersecurity threats associated with the use of their tools or services. To that end, as part of the onboarding process, our internal IT Security Operations team:
•Collects and evaluates self-certification information about each vendor’s cybersecurity program and external certifications;
•Reviews independent security reports that inform us about each vendor’s security posture and historical incidents; and

•Provides a timely evaluation of whether to continue the vendor’s engagement based on their cybersecurity risk profile.
As part of our processes, we also engage third parties and industry experts to conduct audits and other assessments of our cybersecurity system. These assessments include vulnerability assessments, penetration testing and table-top exercises. The results of these reviews help to identify areas for continued focus, improvement and/or compliance. We also regularly evaluate our cybersecurity position against benchmarks of our peers and industry leaders, and expect our strategy and management approach to change as the general cybersecurity landscape evolves.
Governance
Consistent with our overall risk management governance structure, the Vice President of IT Security is responsible for the day-to-day management of cybersecurity risk, while our Board and its Audit Committee play an active, ongoing oversight role.
The Audit Committee or the full Board receive quarterly cybersecurity updates, which are prepared by our Vice President of IT Security. The report provides comprehensive cybersecurity updates, including topics such as security incidents, our threat landscape, compliance, key performance metrics and material risks, along with updates on general cybersecurity project execution.
The Vice President of IT Security works directly with the IT Security Operation Team and the Product Security Team to ensure effective and timely monitoring, prevention, detection, mitigation, and remediation of cybersecurity incidents. In line with our incident response plan, the Vice President of IT Security provides regular updates about cybersecurity incidents to the Audit Committee, the Chief Operating Officer and other members of the executive management team.
Our Vice President of IT Security has held IT security and leadership roles at the Company for over 23 years and maintains a wide range of industry certifications including Certified Information Systems Security Professional.
As of the date of this Annual Report on Form 10-K, we are not aware of any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, we can give no assurance that we have detected or protected against all cybersecurity threats or incidents. For additional information on our cybersecurity risks, see “Item 1A. Risk Factors – We rely on certain critical information systems for the operation of our business and a disruption in our information systems, including those related to cybersecurity, could adversely affect our business operations.”

Item 2.    Properties
Our corporate headquarters is located in Camarillo, California where we own an approximately 88,000 square foot facility. The parcel on which our headquarters is located can accommodate substantial expansion. As of January 28, 2024, we owned or leased multiple properties. The locations and primary functions of significant properties are summarized in the following table:

Locations	Square Feet	Administration	Research and/or development	Manufacturing support	Sales and marketing	Application engineering	Test and assembly	Reliability testing	Leased
Camarillo, California	88,000	●	●	●	●	●		●
Colorado Springs, Colorado	25,967	●	●	●	●	●	●		●
Colorado Springs, Colorado	51,588	●	●	●	●	●	●
Irvine, California	20,072	●	●		●				●
San Diego, California	18,189	●	●		●	●			●

Richmond, British Columbia, Canada	76,000	●	●	●	●				●
Burlington, Ontario, Canada	68,000	●	●		●	●	●	●
Neuchatel, Switzerland	37,275	●	●	●	●	●	●	●	●
Taipei, Taiwan	36,720		●		●				●
Pune, India	30,100		●						●
Kanata, Ontario, Canada	29,221	●	●		●	●			●
Rapperswil, Switzerland	17,760	●				●			●
Bristol, United Kingdom	17,430	●	●		●	●		●	●
Shenzhen, China	15,678	●			●	●			●
In addition to the properties listed in the above table, we also lease Sales and Marketing, Research and Development, and Administrative offices at various locations in the U.S. and internationally under operating leases, none of which are material to our future cash flows. Our leases expire at various dates through 2032.
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
Holders
As of March 22, 2024, we had 171 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.
Dividends
The payment of dividends on our common stock is within the discretion of our Board of Directors. Currently, we intend to retain earnings to finance the growth of our business. We did not pay cash dividends on our common stock during fiscal years 2024, 2023 or 2022, and our Board of Directors has not indicated an intent to declare a cash dividend on our common stock in the foreseeable future.
Issuer Purchases of Equity Securities
We maintain a stock repurchase program that was initially approved by our Board of Directors and announced by us in March 2008. The stock repurchase program does not have an expiration date and our Board of Directors has authorized expansion of the program over the years. On March 11, 2021, our Board of Directors approved the expansion of the stock repurchase program by an additional $350.0 million. We did not repurchase any shares of our common stock under the program during fiscal year 2024. As of January 28, 2024, the remaining authorization under the program was $209.4 million. Under the program, we may repurchase our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. Our repurchases may be made through Rule 10b5-1 and/or Rule 10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. To the extent we repurchase any shares of our common stock under the program in the future, we expect to fund such repurchases from cash on hand and borrowings on our Revolving Credit Facility (as defined below). We have no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.
Sales of Unregistered Securities
We did not make any sales of unregistered securities during fiscal year 2024 that have not been previously reported.
Performance Graph
This chart and graph show the value of a $100 cash investment at the close of market on the last trading day of fiscal year 2019 in (i) our common stock, (ii) the Nasdaq Composite Index, and (iii) the Philadelphia ("PHLX") Semiconductor Index, and assumes that all dividends are reinvested. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Fiscal Year	2019	2020	2021	2022	2023	2024
Semtech	$100	$106	$143	$136	$67	$41
Nasdaq Composite	$100	$130	$182	$192	$162	$216
PHLX SEMICONDUCTOR SECTOR	$100	$150	$225	$258	$230	$339
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
We report results on the basis of 52 and 53 week periods and our fiscal year ends on the last Sunday in January. Fiscal years 2024, 2023 and 2022 each consisted of 52 weeks.
We remained focused on furthering our role as a leading provider of disruptive platforms that enable our customers to deliver solutions to create a smarter planet. We continued to invest in secular trends that enable a smarter, more sustainable planet; enable higher bandwidth; and enable greater mobility.
The increasing adoption of our LoRa® technology for low power wide-area networks is providing connectivity solutions that enable IoT networks to make a smarter, more connected planet. Our portfolio of optical and copper connectivity solutions continue to address the demand for greater bandwidth and higher performance, while using less power by our global hyper-scale data center customers. Additionally, the unexpected pivot to online learning and remote work environments during the COVID-19 pandemic exposed the fragile nature of many global networks that struggled under the spike in demand. This has driven infrastructure suppliers around the world to accelerate their investments in high-speed connectivity using 5G wireless and PON technology where we are an industry leader. Though network capacities have normalized to accommodate remote environments, industry demand within hyperscale data centers expanded to support artificial intelligence-driven applications, as well as general compute data center applications.
The trend towards adoption of finer silicon geometries has accelerated across all categories of end systems, making them increasingly vulnerable to electrical and electromagnetic threats. Our protection solutions, which enable the highest levels of system performance, have found increased adoption across the board, driven by the need to maintain product functionality despite the challenging threat environment (electrical and electromagnetic), and increased system sensitivity to threats due to adoption of finer silicon geometries for implementation of system functions. Finally, the increasing demand for smaller, lower-powered higher performance mobile platforms with more enjoyable organic light-emitting diode displays has benefited our protection and proximity sensing solutions that protect these mobile devices and help our customers comply with radio frequency absorption regulations.
Through our acquisition of Sierra Wireless, Inc. ("Sierra Wireless") in January 2023, we supply cellular wireless devices and provide services in the wireless communications and information technology industry, enabling connectivity for IoT solutions through cellular and short range wireless technologies. These technologies primarily include 3G standards such as UMTS (including HSPDA and HSUPA) and EV-DO; 4G standards such as HSPA+, LTE, LTE-A; 5G standards such as fifth generation new radio (“5G NR”) standards (both millimeter wave and sub-6 Gigahertz frequencies); Low Power Wide Area ("LPWA") standards such as LTE-M and NB-IoT; and wireless local area network technologies such as Wi-Fi and Bluetooth; and Global Navigation Satellite System (“GNSS”) positioning.
We also offer IoT connectivity services that help customers simplify their IoT journey, whether their machines or other connected assets are regionally located or globally dispersed. Our connectivity services optimizes and simplifies North American deployments, with multi-carrier options for IoT deployments in the U.S., Canada, and Mexico and a single point of accountability for connectivity management. We also accelerate global IoT deployments by providing a solution for customers to maintain a secure connection to assets throughout the world.
Recent Developments
Leadership
Pursuant to the Cooperation Agreement entered into by and among us and Lion Point Capital, LP and certain of its affiliates on March 17, 2023 (the “Cooperation Agreement”), our board of directors (the “Board” or “Board of Directors”) appointed

Gregory M. Fischer and Paul V. Walsh Jr. as members of the Board, effective April 14, 2023, to serve until our calendar year 2023 annual meeting of stockholders and until their successors are elected or qualified, or until their earlier deaths, resignations or removals. In accordance with the Cooperation Agreement, the Board Designees were nominated for election to the Board at our 2023 annual meeting of stockholders, and were elected to the Board at such meeting.
On May 24, 2023, the Board appointed Paul H. Pickle to serve as our President and Chief Executive Officer, which became effective as of June 30, 2023 (the “CEO Transition Date”). Mr. Pickle succeeded Mohan Maheswaran as the Company's President and Chief Executive Officer on the CEO Transition Date.
Effective June 30, 2023, the Board also appointed Mr. Pickle as a member of the Board to serve until our calendar year 2024 annual meeting of stockholders and until his successor is elected or qualified, or until his earlier death, resignation or removal.
Pursuant to the Cooperation Agreement, the Board appointed Hong Q. Hou as a member of the Board, effective July 1, 2023, to serve until our calendar year 2024 annual meeting of stockholders and until his successor is elected or qualified, or until his earlier death, resignation or removal.
On September 5, 2023, the Board appointed Mark Lin to serve as our Executive Vice President and Chief Financial Officer, which became effective on October 2, 2023 (the "CFO Transition Date"). Mr. Lin succeeded Emeka Chukwu as the Company’s Executive Vice President and Chief Financial Officer on the CFO Transition Date.
Pursuant to the Cooperation Agreement, the Board appointed Julie G. Ruehl as a member of the Board, effective December 1, 2023, to serve until our calendar year 2024 annual meeting of stockholders and until her successor is elected or qualified, or until her earlier death, resignation or removal.
Restructuring
During the second quarter of fiscal year 2024, we commenced a reduction in workforce plan. Additionally, during fiscal year 2024, we have undertaken structural reorganization actions to reduce our workforce as a result of cost-saving measures and internal resource alignment including from the realization of synergies of the acquisition of Sierra Wireless, Inc. completed on January 12, 2023 (the "Sierra Wireless Acquisition"). Total restructuring charges in fiscal year 2024 were $24.6 million, of which $6.0 million related to the reduction in workforce plan that commenced during the second quarter of fiscal year 2024 and was completed during the second half of fiscal year 2024. For additional information, see Note 17, Restructuring, to our Consolidated Financial Statements.
Financing
On February 24, 2023, we entered into the first amendment to the Credit Agreement (as defined below) to make certain modifications to the financial covenants in the Credit Agreement, as further described under “―Liquidity and Capital Resources―Expected Sources and Uses of Liquidity―Credit Agreement” below.
On June 6, 2023, we entered into the second amendment ("Second Amendment") to the Credit Agreement to provide certain financial covenant relief as further described under "―Liquidity and Capital Resources―Expected Sources and Uses of Liquidity―Credit Agreement" below.
On October 19, 2023, we entered into the third amendment to the Credit Agreement in order to, among other things, (i) extend the financial covenant relief period under the Credit Agreement by one year to April 30, 2026, (ii) increase the maximum consolidated leverage ratio covenant for certain test periods as set forth in the Third Amendment, (iii) reduce the minimum consolidated interest coverage ratio covenant for certain test periods as set forth in the Third Amendment and (iv) make certain other changes as set forth in the Third Amendment.
On October 26, 2023, we issued and sold $250.0 million in aggregate principal amount of our 4.00% Convertible Senior Notes due 2028 (the “2028 Notes”) in a private placement. The 2028 Notes were issued pursuant to an indenture, dated October 26, 2023, by and among the Company, the subsidiary guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee. In connection with entering into the Third Amendment, we used the proceeds from the offering of the 2028 Notes and cash on hand to repay $250 million aggregate principal amount of the term loans outstanding under the Credit Agreement. The 2028 Notes bear interest at a rate of 4.00% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2024. The 2028 Notes will mature on November 1, 2028, unless earlier converted, redeemed or repurchased. For additional information on the 2028 Notes, see Note 10, Long-Term Debt, to our Consolidated Financial Statements.
Impact of Macroeconomic Conditions
Macroeconomic factors such as market volatility, inflationary pressures, elevated interest rates, geopolitical tensions and recessionary concerns have caused uncertainty in end customer demand and have resulted in elevated channel inventories. We believe that we can continue to take appropriate actions to align our inventory levels with anticipated customer demand profiles.

Our Segments
We have four operating segments—Signal Integrity, Analog Mixed Signal and Wireless, IoT Systems, and IoT Connected Services—that represent four separate reportable segments. Historically, the Company had three operating segments—Signal Integrity, Wireless and Sensing, and Protection—that had been aggregated into two reportable segments identified as the High-Performance Analog Group, which was comprised of the Signal Integrity and Wireless and Sensing operating segments, and the System Protection Group, which was comprised of the Protection operating segment. In the fourth quarter of fiscal year 2023, as a result of organizational restructuring, the proximity sensing business and the power business were moved from the previous Wireless and Sensing operating segment into the newly formed Advanced Protection and Sensing operating segment, which also includes the Protection business. Following this organizational restructuring, the Company determined that Signal Integrity and the revised Wireless and Sensing operating segments were no longer economically similar and as a result the Company concluded that Signal Integrity should be separately reported as its own reportable segment. Also in the fourth quarter of fiscal year 2023, in conjunction with the Sierra Wireless Acquisition, the Company formed two additional operating segments including the IoT System operating segment, which absorbed the Company's revised Wireless and Sensing operating segment, and the IoT Connected Services operating segment. In the fourth quarter of fiscal year 2024, as a result of organizational restructuring, the wireless business, which was previously included in the IoT Systems operating segment, and the SDVoE business, which was previously included in the Signal Integrity operating segment, were moved into the Analog Mixed Signal and Wireless operating segment, formerly the Advanced Protection and Sensing operating segment, which also includes the proximity sensing, power and protection businesses. As a result of these changes, the Company has four reportable segments. All prior year information in the tables below has been revised retrospectively to reflect the change to the Company's reportable segments. See Note 16, Segment Information, to our Consolidated Financial Statements for segment information.
Factors Affecting Our Performance
Most of our sales to customers are made on the basis of individual customer purchase orders and many customers include cancellation provisions in their purchase orders. Net sales made through independent distributors in fiscal years 2024, 2023 and 2022 were 66%, 85% and 87%, respectively of net sales, and the remainder were made directly to customers. The lower percentage of distributor sales in fiscal year 2024 primarily relates to sales channels associated with the Sierra Wireless business, which we acquired in January 2023.
We are a global business with customers and suppliers around the world. A significant amount of our third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located outside the United States, including China, Taiwan and Vietnam. Net sales outside the United States for fiscal years 2024, 2023 and 2022 constituted approximately 76%, 87% and 90%, respectively, of our net sales. Approximately 58%, 72% and 79% of net sales in fiscal years 2024, 2023 and 2022, respectively, were to customers located in the Asia-Pacific region. We are subject to export restrictions and trade regulations, which have limited our ability to sell to certain customers.
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
Cloud and connectivity services, primarily reported in our IoT Connected Services segment, are provided on either a subscription or consumption basis. Revenue related to cloud and connectivity services provided on a subscription basis is recognized ratably over the contract period. Revenue related to cloud and connectivity services provided on a consumption basis is recognized based on the customer utilization of such resources. Revenues from SIM activation and initial application setup are deferred and recognized over the estimated customer life on a straight-line basis. Licenses for on-premise software provide the customer with a right to use the software as it exists when made available to the customer. Revenue from distinct on-premise licenses are recognized upfront at the point in time when the software is made available to the customer. Revenue from software maintenance, unspecified upgrades and technical support contracts are recognized over the period such items are delivered or services are provided. Revenue from technical support contracts extending beyond the current period is deferred and is recognized over the applicable earning period.

Recovery of costs associated with product design and engineering services are recognized during the period in which services are performed and are reported as a reduction to product development and engineering expense. Historically, these recoveries have not exceeded the cost of the related development efforts. We include revenue related to granted technology licenses as part of "Net sales" in the Statements of Operations. Historically, revenue from these arrangements has not been significant though it is part of our recurring ordinary business.
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
Our customer contracts can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Net sales reflect the transaction prices for contracts, which include units shipped at selling prices reduced by variable consideration. Determination of variable consideration requires judgment by us. Variable consideration includes expected sales returns and other price adjustments. Variable consideration is estimated using the expected value method considering all reasonably available information, including our historical experience and our current expectations, and is reflected in the transaction price when sales are recorded. Sales returns are generally accepted at our discretion or from distributors with such rights. Our contracts with trade customers do not have significant financing components or non-cash consideration. We record net sales excluding taxes collected on our sales to our trade customers.
We provide an assurance type warranty, which is typically not sold separately and does not represent a separate performance obligation. Our payment terms are generally aligned with shipping terms.
Gross Profit
Gross profit is equal to our net sales less our cost of sales. Our cost of sales includes materials, depreciation on fixed assets used in the manufacturing process, shipping costs, direct labor and overhead, as well as amortization of acquired technology and acquired technology impairments. The majority of our manufacturing is outsourced, resulting in relatively low fixed manufacturing costs and variable costs that highly correlate with volume. We determine the cost of inventory by the first-in, first-out method.
Operating Costs and expenses, net
Our operating costs and expenses generally consist of selling, general and administrative, product development and engineering costs, costs associated with acquisitions, restructuring charges, and other operating related charges.
Results of Operations
A discussion of our results of operations for the fiscal years ended January 28, 2024 and January 29, 2023 and year-over-year comparisons between these fiscal years appears below. In the fourth quarter of fiscal year 2024, we made certain changes in our reportable segments due to organizational restructuring. See “―Our Segments” above. See also Note 16, Segment Information, to our Consolidated Financial Statements for additional segment information.
With the exception of net sales, gross profit and operating expenses, which are discussed below to reflect the changes to our reportable segments and reclassification of restructuring costs (see "Reclassification" below), a discussion of our results of operations for the fiscal year ended January 30, 2022 and year-over-year comparisons between fiscal years 2023 and 2022 have been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 29, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2023.
Reclassification
During fiscal year 2024, we reclassified restructuring costs that were included in "Selling, general and administrative" and "Product development and engineering" within "Total operating costs and expenses, net" in the Statements of Operations to be separately presented in "Restructuring" within "Total operating costs and expenses, net" in the Statements of Operations. This was applied retrospectively, which resulted in the reclassification of $11.1 million of restructuring costs from "Selling, general and administrative" and $0.5 million of restructuring costs from "Product development and engineering" to "Restructuring" in the Statements of Operations for fiscal year 2023. There were no restructuring costs in fiscal year 2022. This reclassification did not impact our gross profit, operating income, net income or earnings per share for any historical periods and also did not impact the Balance Sheets or Statements of Cash Flows.
Fiscal Year 2024 Compared with Fiscal Year 2023
Net Sales
The following table summarizes our net sales by major end market:

	Fiscal Years
(in thousands, except percentages)	2024		2023
	Net Sales	% Net Sales	Net Sales	% Net Sales	Change
Infrastructure	$163,947	19%	$287,270	38%	(43)%
High-End Consumer	125,222	14%	158,416	21%	(21)%
Industrial	579,589	67%	310,847	41%	86%
Total	$868,758	100%	$756,533	100%	15%
Net sales for fiscal year 2024 were $868.8 million, an increase of 15% compared to $756.5 million for fiscal year 2023 driven by the Sierra Wireless Acquisition, which contributed $431.5 million of net sales from our industrial end market, partially offset by softer demand resulting in lower volume across all end markets. Net sales from our industrial end market increased $268.7 million versus the prior year primarily due to an approximately $235 million increase in module sales, an approximately $90 million increase in router sales and an approximately $88 million increase in managed connectivity sales all of which were driven by the Sierra Wireless Acquisition, partially offset by an approximately $118 million decrease in LoRa-enabled industrial product sales, an approximately $14 million decrease in industrial TVS product sales and an approximately $10 million decrease in broadcast sales, all of which were driven by softer demand. Net sales from our infrastructure end market decreased $123.3 million driven by an approximately $85 million decrease in PON sales, an approximately $19 million decrease in wireless infrastructure sales, an approximately $10 million decrease in infrastructure TVS product sales and an approximately $6 million decrease in data center sales. Net sales from our high-end consumer end market decreased $33.2 million primarily driven by an approximately $30 million decrease in consumer TVS product sales.
The following table summarizes our net sales by reportable segment:

	Fiscal Years
(in thousands, except percentages)	2024		2023
	Net Sales	% Net Sales	Net Sales	% Net Sales	Change
Signal Integrity	$177,033	20%	$298,290	39%	(41)%
Analog Mixed Signal and Wireless	260,264	30%	443,239	59%	(41)%
IoT Systems	334,904	39%	9,811	1%	3,314%
IoT Connected Services	96,557	11%	5,193	1%	1,759%
Total	$868,758	100%	$756,533	100%	15%
Net sales from Signal Integrity decreased $121.3 million in fiscal year 2024 versus fiscal year 2023 primarily due to an approximately $85 million decrease in PON sales, a $19 million decrease in wireless infrastructure sales, a $10 million decrease in broadcast sales and a $6 million decrease in data center sales, all of which were driven by softer demand. Net sales from Analog Mixed Signal and Wireless decreased $183.0 million in fiscal year 2024 versus fiscal year 2023 primarily driven by an approximately $121 million decrease in LoRa-enabled product sales and an approximately $54 million decrease in total TVS product sales both driven by softer demand. Net sales from IoT Systems increased $325.1 million in fiscal year 2024 versus fiscal year 2023 primarily due to an approximately $235 million increase in module sales and a $90 million increase in router sales both driven by the Sierra Wireless Acquisition. Net sales from IoT Connected Services increased $91.4 million in fiscal year 2024 versus fiscal year 2023 primarily due to an approximately $88 million increase in managed connectivity sales driven by the Sierra Wireless Acquisition.

Gross Profit
The following table summarizes our gross profit and gross margin by reportable segment:

	Fiscal Years
(in thousands, except percentages)	2024		2023
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Signal Integrity	$101,245	57.2%	$208,510	69.9%
Analog Mixed Signal and Wireless	146,598	56.3%	274,515	61.9%
IoT Systems	134,277	40.1%	3,245	33.1%
IoT Connected Services	47,228	48.9%	2,489	47.9%
Unallocated costs, including share-based compensation, amortization of acquired technology and acquired technology impairments	(133,098)		(10,201)
Total	$296,250	34.1%	$478,558	63.3%
In fiscal year 2024, gross profit decreased to $296.3 million from $478.6 million in fiscal year 2023. This decrease was primarily due to $91.8 million of acquired technology impairments, a $28.1 million increase in the amortization of acquired technology intangible assets related to the Sierra Wireless Acquisition, $3.3 million of inventory step-up related to the Sierra Wireless Acquisition, a $107.3 million decrease from Signal Integrity primarily driven by lower PON sales and lower wireless sales due to softer demand and a $127.9 million decrease from Analog Mixed Signal and Wireless primarily driven by lower LoRa-enabled product sales due to softer demand, partially offset by a $131.0 million increase from IoT Systems due to the Sierra Wireless Acquisition and a $44.7 million increase from IoT Connected Services due to the Sierra Wireless Acquisition.
Our gross margin was 34.1% in fiscal year 2024, compared to 63.3% in fiscal year 2023. Gross margin in Signal Integrity was 57.2% in fiscal year 2024, compared to 69.9% in fiscal year 2023 primarily due to an unfavorable product mix driven by lower sales, primarily in PON. Gross margin in Analog Mixed Signal and Wireless was 56.3% in fiscal year 2024, compared to 61.9% in fiscal year 2023 primarily due to an unfavorable product mix driven by lower LoRa-enabled product sales, as well as pricing pressures and lower overhead absorption. Gross margin in IoT Systems was 40.1% in fiscal year 2024, compared to 33.1% in fiscal year 2023 due to higher router and module sales driven by the Sierra Wireless Acquisition. Gross margin in IoT Connected Services was 48.9% in fiscal year 2024, compared to 47.9% in fiscal year 2023 due to higher managed connectivity sales driven by the Sierra Wireless Acquisition.
Operating Costs and Expenses, net

	Fiscal Years
(in thousands, except percentages)	2024		2023
	Cost/Exp.	% Net Sales	Cost/Exp.	% Net Sales	Change
Selling, general and administrative	$220,220	25%	$224,812	30%	(2)%
Product development and engineering	186,450	21%	166,948	21%	12%
Intangible amortization	14,913	2%	821	—%	1,716%
Restructuring	23,775	3%	11,491	2%	107%
Gain on sale of business	—	—%	(18,313)	(2)%	(100)%
Intangible impairments	39,593	5%	—	—%	100%
Goodwill impairment	755,621	87%	—	—%	100%
Total operating costs and expenses, net	$1,240,572	143%	$385,759	51%	222%
Selling, General & Administrative (“SG&A”) Expenses
Selling, general and administrative expenses decreased $4.6 million for fiscal year 2024 compared to fiscal year 2023 primarily as a result of a $34 million decrease in share-based compensation acceleration expense, offset by a $26 million net increase in staffing-related costs and a $5 million increase in consulting expenses, all of which related to the Sierra Wireless Acquisition.
Product Development and Engineering Expenses
Product development and engineering expenses increased $19.5 million for fiscal year 2024 compared to fiscal year 2023 primarily as a result of a $26 million net increase in staffing related costs due to higher headcount, a $3 million increase from new product introduction expenses, and a $2 million increase in transaction and integration expenses, offset by an $11 million decrease in share-based compensation acceleration expense, all of which related to the Sierra Wireless Acquisition. The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period-over-period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services, which are typically recorded as a reduction to product development and engineering expense.

Intangible Amortization
Intangible amortization for fiscal year 2024 increased $14.1 million for fiscal year 2024 compared to fiscal year 2023 due to intangibles acquired in the Sierra Wireless Acquisition related to customer relationships and trade name. Amortization of acquired technology intangibles is reflected in cost of sales.
Restructuring Expenses
Restructuring expenses increased $12.3 million for fiscal year 2024 compared to fiscal year 2023 primarily due to structural reorganization actions to reduce our workforce as a result of cost-saving measures and internal resource alignment including from the realization of synergies of the Sierra Wireless Acquisition.
Gain on Sale of Business
Gain on sale of business decreased $18.3 million for fiscal year 2024 compared to fiscal year 2023 due to the divestiture of the Disposal Group in May 2022.
Intangible Impairments
Intangible impairments totaled $39.6 million for fiscal year 2024 primarily due to reduced earnings forecasts associated with the business acquired from Sierra Wireless and current macroeconomic conditions, including an elevated interest rate environment. There were no intangible impairments for fiscal year 2023.
Goodwill Impairment
Goodwill impairment was $755.6 million for fiscal year 2024 primarily due to reduced earnings forecasts associated with the business acquired from Sierra Wireless and current macroeconomic conditions, including an elevated interest rate environment. During the second quarter of fiscal year 2024, as a result of reduced earnings forecasts associated with the business acquired from Sierra Wireless and current macroeconomic conditions, including an elevated interest rate environment, the Company performed an interim impairment test using a quantitative assessment of the reporting units related to the Sierra Wireless Acquisition (specifically, the IoT Connected Services, IoT Systems–Modules and IoT Systems–Routers reporting units). This interim impairment test resulted in $279.6 million of total pre-tax non-cash goodwill impairment charges recorded during the second quarter of fiscal year 2024, consisting of $69.0 million of goodwill impairment for the IoT Connected Services reporting unit, $109.9 million of goodwill impairment for the IoT Systems–Modules reporting unit and $100.7 million goodwill impairment for the IoT Systems–Routers reporting unit. During the third quarter of fiscal year 2024, the Company recorded an additional $2.3 million of total pre-tax non-cash goodwill impairment charges resulting from the finalization of the measurement period adjustments, consisting of $1.6 million of goodwill impairment for the IoT Connected Services reporting unit, $0.2 million of goodwill impairment for the IoT Systems–Modules reporting unit and $0.5 million of goodwill impairment for the IoT Systems–Routers reporting unit. During the fourth quarter of fiscal year 2024, the Company performed its annual goodwill and intangible asset impairment assessment using a quantitative assessment for all of its reporting units. Due to a further reduction in earnings forecasts associated with the business acquired from Sierra Wireless, the Company recorded an additional $473.8 million of total pre-tax non-cash goodwill impairment charges resulting from a quantitative assessment of the reporting units, consisting of $138.4 million of goodwill impairment for the IoT Connected Services reporting unit, $135.1 million of goodwill impairment for the IoT Systems–Modules reporting unit and $200.3 million of goodwill impairment for the IoT Systems–Routers reporting unit. There was no goodwill impairment at any of the Company's other reporting units. There was no goodwill impairment for fiscal year 2023. See Note 8, Goodwill and Intangible Assets, to our Consolidated Financial Statements for additional information.
Interest Expense
Interest expense was $95.8 million and $17.6 million for fiscal years 2024 and 2023, respectively. The $78.2 million increase was primarily due to additional debt agreements entered into during fiscal year 2023 related to financings for the Sierra Wireless Acquisition and refinancing activities undertaken during fiscal year 2024, as well as higher interest rates on the portion of our outstanding floating-rate debt that was unhedged during the period.
Investment Impairments and Credit Loss Reserves
In fiscal year 2024, investment impairments and credit loss reserves totaled a loss of $3.9 million primarily due to $2.6 million of other-than-temporary impairments on certain non-marketable equity investments and adjustments to our credit loss reserve for our available-for-sale debt securities. In fiscal year 2023, investment impairments and credit loss reserves totaled a loss of $1.2 million as we had a recovery on our credit loss reserves of $0.3 million for our available-for-sale debt securities and recorded a $1.5 million other-than-temporary impairment on one of our non-marketable equity investments.
Provision for Income Taxes
We recorded income tax expense of $50.5 million for fiscal year 2024 compared to income tax expense of $17.3 million for fiscal year 2023. The effective tax rates for fiscal years 2024 and 2023 were (4.9%) and 22.0%, respectively. Our effective tax rate for fiscal year 2024 differs from the statutory federal income tax rate of 21% primarily due to our regional mix of income, changes in valuation allowance, non-deductibility of goodwill impairment and research and development ("R&D") tax credits. The Tax Act requires R&D costs incurred for tax years beginning after December 31, 2021 to be capitalized and amortized ratably over five or fifteen years for tax purposes, depending on where the research activities are conducted. We have elected to treat global intangible low-taxed income ("GILTI") as a period cost and the additional capitalization of R&D costs within GILTI increases our provision for income taxes.
We receive a tax benefit from a tax holiday that was granted in Switzerland. The tax holiday commenced on January 30, 2017, and was effective for five years (the “Initial Term”). Since we met certain staffing targets, the holiday has been extended for an additional five years. The maximum benefit under this tax holiday is CHF 500.0 million of cumulative after tax profit, which equates to a maximum potential tax savings of CHF 44.0 million. The extended term of the tax holiday is effective until fiscal year 2027. However, Switzerland implemented the Organization of Economic Co-operation and Development's ("OECD") global minimum tax ("Pillar Two") rules effective from January 1, 2024. These rules are expected to be applicable for us starting in fiscal year 2026 and will adversely impact our provision for income taxes.
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
Fiscal Year 2023 Compared with Fiscal Year 2022
The discussion below updates the discussion included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 29, 2023, filed with the SEC on March 30, 2023, to reflect the changes to our reportable segments and the Reclassification.
Net Sales
The following table summarizes our net sales by major end market:

	Fiscal Years
(in thousands, except percentages)	2023		2022
	Net Sales	% Net Sales	Net Sales	% Net Sales	Change
Infrastructure	$287,270	38%	$264,464	35%	9%
High-End Consumer	158,416	21%	220,380	30%	(28)%
Industrial	310,847	41%	256,014	35%	21%
Total	$756,533	100%	$740,858	100%	2%
Net sales for fiscal year 2023 were $756.5 million, an increase of 2% compared to $740.9 million for fiscal year 2022. Net sales from our industrial end market increased $54.8 million versus the prior year primarily due to an approximately $53 million increase in LoRa-enabled product sales led by an increase in pico gateways. Net sales from our infrastructure end market increased $22.8 million driven by an approximately $37 million increase in PON sales, partially offset by an approximately $11 million decrease in data center sales and an approximately $5 million decrease in wireless infrastructure sales. Net sales from our high-end consumer end market decreased $62.0 million primarily driven by an approximately $47 million decrease in our proximity sensing product sales, including smartphones and an approximately $23 million decrease in Protection product sales, including wearables, mobile computers and smartphones, partially offset by an approximately $7 million increase in industrial automation and automotive sales.
The following table summarizes our net sales by reportable segment:

	Fiscal Years
(in thousands, except percentages)	2023		2022
	Net Sales	% Net Sales	Net Sales	% Net Sales	Change
Signal Integrity	$298,290	39%	$286,259	39%	4%
Analog Mixed Signal and Wireless	443,239	59%	454,599	61%	(2)%
IoT Systems	9,811	1%	—	—%	100%
IoT Connected Services	5,193	1%	—	—%	100%
Total	$756,533	100%	$740,858	100%	2%
Net sales for fiscal year 2023 were $756.5 million, an increase of 2% compared to $740.9 million for fiscal year 2022. Net sales from Signal Integrity increased $12.0 million in fiscal year 2023 versus fiscal year 2022 primarily due to an approximately $37 million increase in PON sales, driven by higher 10G PON sales, partially offset by an approximately $11 million decrease in data center sales, an approximately $7 million decrease in broadcast sales and an approximately $5 million decrease in wireless infrastructure sales. Net sales from Analog Mixed Signal and Wireless decreased $11.4 million in fiscal year 2023 versus fiscal year 2022 primarily driven by an approximately $47 million decrease in proximity sensing sales and an approximately $23 million decrease in consumer product sales, including wearables, mobile computers and smartphones, offset by an approximately $53 million increase in LoRa-enabled product sales led by an increase in pico gateways. Net sales from IoT Systems increased $9.8 million in fiscal year 2023 versus fiscal year 2022 due to an approximately $6 million increase in module sales and an approximately $4 million increase in router sales driven by the Sierra Wireless Acquisition. Net sales from IoT Connected Services increased $5.2 million in fiscal year 2023 versus fiscal year 2022 primarily due to approximately $5 million in managed connectivity sales driven by the Sierra Wireless Acquisition.
Gross Profit
The following table summarizes our gross profit and gross margin by reportable segment:

	Fiscal Years
(in thousands, except percentages)	2023		2022
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Signal Integrity	$208,510	69.9%	$195,984	68.5%
Analog Mixed Signal and Wireless	274,515	61.9%	274,215	60.3%
IoT Systems	3,245	33.1%	—	—%
IoT Connected Services	2,489	47.9%	—	—%
Unallocated costs, including share-based compensation and amortization of acquired technology	(10,201)		(9,060)
Total	$478,558	63.3%	$461,139	62.2%
In fiscal year 2023, gross profit increased to $478.6 million from $461.1 million in fiscal year 2022 as a result of higher sales. This increase included a $12.5 million increase from Signal Integrity primarily driven by higher PON sales, a $0.3 million increase from Analog Mixed Signal and Wireless primarily driven by higher LoRa-enabled sales, including pico gateways, a $3.2 million increase from IoT Systems and a $2.5 million increase from IoT Connected Services, both of which were driven by the Sierra Wireless Acquisition, partially offset by lower consumer sales.
Our gross margin was 63.3% in fiscal year 2023, compared to 62.2% in fiscal year 2022. Gross margin for Signal Integrity was 69.9% in fiscal year 2023, compared to 68.5% in fiscal year 2022 primarily driven by higher PON sales. Gross margin for Analog Mixed Signal and Wireless was 61.9% in fiscal year 2023, compared to 60.3% in fiscal year 2022 primarily driven by higher LoRa-enabled sales, including pico gateways. Gross margin for IoT Systems was 33.1% in fiscal year 2023 and gross margin for IoT Connected Services was 47.9% in fiscal year 2023.
Operating Costs and Expenses, net

	Fiscal Years
(in thousands, except percentages)	2023		2022
	Cost/Exp.	% Net Sales	Cost/Exp.	% Net Sales	Change
Selling, general and administrative	$224,812	30%	$168,210	23%	34%
Product development and engineering	166,948	22%	147,925	20%	13%
Intangible amortization	821	—%	—	—%	100%
Restructuring	11,491	2%	—	—%	100%
Gain on sale of business	(18,313)	(2)%	—	—%	100%
Changes in the fair value of contingent earn-out obligations	—	—%	(13)	—%	(100)%
Total operating costs and expenses, net	$385,759	52%	$316,122	43%	22%
Selling, General & Administrative Expenses
Selling, general and administrative expenses increased $56.6 million for fiscal year 2023 compared to fiscal year 2022 primarily driven by $34 million of share-based compensation acceleration expense and approximately $29 million of other transaction costs related to the Sierra Wireless Acquisition, partially offset by an $11 million decrease in share-based compensation caused by the impact of the lower closing stock price at year-end on the cash-settled awards.
Product Development and Engineering Expenses
Product development and engineering expenses increased $19.0 million for fiscal year 2023 compared to fiscal year 2022 primarily a result of $11 million of share-based compensation acceleration expense related to the Sierra Wireless Acquisition.

New product introduction expenses, including costs related to Sierra Wireless during the post-acquisition period during fiscal year 2023, also contributed to the increase.
Intangible Amortization
Intangible amortization increased $0.8 million for fiscal year 2023 compared to fiscal year 2022 due to intangibles acquired in the Sierra Wireless Acquisition related to customer relationships and trade name. Amortization of acquired technology intangibles is reflected in cost of sales.
Restructuring Expenses
Restructuring expenses were $11.5 million in fiscal year 2023 due to structural reorganization actions to reduce our workforce as a result of cost-saving measures and internal resource alignment. There were no restructuring expenses for fiscal year 2022.
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
We believe that our cash on hand, cash available from future operations and available borrowing capacity under the revolving credit facility under the Credit Agreement (the "Revolving Credit Facility") are sufficient to meet liquidity requirements for at least the next 12 months, including funds needed for our material cash requirements. As of January 28, 2024, we had $128.6 million in cash and cash equivalents and $282.2 million of available undrawn borrowing capacity on our Revolving Credit Facility, subject to net leverage limitations and customary conditions precedent, including the accuracy of representations and warranties and the absence of defaults. Over the longer-term, we expect to fund our business using cash flows from operating activities.
Under the Credit Agreement, we are required to maintain a maximum consolidated leverage ratio, a minimum interest expense coverage ratio and, through January 31, 2025, minimum liquidity. In response to adverse market demand conditions, the Company has taken actions to reduce expenses and maintain compliance with its financial covenants, including entering into amendments to the Credit Agreement in February 2023, June 2023 and October 2023 to provide additional financial flexibility with respect to the financial covenants in the Credit Agreement. These amendments resulted in, among other things, an increase in the maximum leverage ratio, a decrease in the minimum interest ratio, and also introduced the minimum liquidity covenant that applies through January 31, 2025. See Note 10, Long-Term Debt, to our Consolidated Financial Statements for additional information regarding these covenant requirements.
Compliance with the financial covenants in the Credit Agreement is measured quarterly and failure to meet the covenant requirements would constitute an event of default under the Credit Agreement. Due to risks and uncertainties with regards to forecasts and projections about our operations, industry, financial condition, performance, operating results and liquidity, we may not maintain compliance with the financial covenants over the next twelve months from the issuance of the accompanying consolidated financial statements, which noncompliance, should it occur, would raise substantial doubt about our ability to continue as a going concern. If an event of default occurs and we are unable to obtain necessary waivers or amendments, the requisite lenders may elect to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. Further, if an event of default occurs, the lenders will have the right to proceed against the collateral granted to them to secure that debt. If the debt under the Credit Agreement were to be accelerated, our assets may not be sufficient to repay in full the debt that may become due as a result of that acceleration. We could seek replacement financing at prevailing market rates or raise additional capital by issuing equity or debt securities; however, this may not be on terms favorable to us or available at all.
As of January 28, 2024, we were in compliance with the financial covenants in the Credit Agreement. In response to adverse market demand conditions, we have taken actions to reduce expenses and maintain compliance with our financial covenants. During the third quarter of fiscal year 2024, we entered into the Third Amendment (see “―Recent Developments―Financing” above) to extend and temporarily expand financial covenant relief under the Credit Agreement.

Based on our current projections, management believes we will maintain compliance with our financial covenants and our existing cash, projected operating cash flows and available borrowing capacity under the Revolving Credit Facility are adequate to meet our operating needs, liabilities and commitments over the next twelve months from the issuance of the accompanying consolidated financial statements. Our ability to comply with the financial covenants in the Credit Agreement (particularly, the maximum consolidated leverage ratio requirement) in future periods may be adversely impacted if market conditions do not improve or the actions we are taking do not sufficiently counter the softer demand environment and reduced revenue levels we are continuing to experience in our end markets. For additional information regarding risks related to our compliance with covenants in the Credit Agreement, see Part I, Item 1A – Risk Factors.
As of January 28, 2024, there was $2.9 million outstanding under the letters of credit, swing line loans and alternative currency sub-facilities outstanding under the Revolving Credit Facility.
A meaningful portion of our capital resources, and the liquidity they represent, are held by our subsidiaries outside of the U.S. As of January 28, 2024, our foreign subsidiaries held $104.6 million of cash and cash equivalents, compared to $151.4 million at January 29, 2023. Our liquidity may be impacted by fluctuating exchange rates. For additional information on exchange rates, see "Item 7A - Quantitative and Qualitative Disclosures About Market Risk."
In connection with the enactment of the Tax Act, all historic and current foreign earnings are taxed in the U.S. Depending on the jurisdiction, these foreign earnings are potentially subject to a withholding tax, if repatriated. As of January 28, 2024, our historical undistributed earnings prior to fiscal year 2023 of our foreign subsidiaries are intended to be permanently reinvested outside of the U.S. With the enactment of the Tax Act, all post-1986 previously unremitted earnings for which no U.S. deferred tax liability had been accrued were subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, we have determined that none of our foreign earnings for fiscal years 2023 and 2024 will be permanently reinvested. If we needed to remit all or a portion of our historical undistributed earnings to the U.S. for investment in our domestic operations, any such remittance could result in increased tax liabilities and a higher effective tax rate. Determination of the amount of the unrecognized deferred tax liability on these unremitted earnings is not practicable.
We expect our future non-operating uses of cash will be for capital expenditures and debt repayment. We expect to fund these cash requirements through cash flows from operating activities.
Expected Sources and Uses of Liquidity
Operating Cash Flows
Our operating cash flows are driven by our ability to value price for the differentiated technology that we provide, as well as our fabless business model, which is highly flexible to changes in customer demand.
Credit Agreement
On November 7, 2019, we, with certain of our domestic subsidiaries as guarantors, entered into a credit agreement with the lenders party thereto and HSBC Bank USA, National Association, as administrative agent, swing line lender and letter of credit issuer. On September 26, 2022 (the “Third Restatement Effective Date”), we entered into a third amended and restated credit agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”) with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, swing line lender and letter of credit issuer.
In fiscal year 2023, we borrowed $10.0 million and repaid $33.0 million on our Revolving Credit Facility and received proceeds of $895.0 million on the Term Loans. In fiscal year 2024, we borrowed $70.0 million and repaid $5.0 million on our Revolving Credit Facility and repaid $272.4 million on the Term Loans. As of January 28, 2024, we had $622.6 million outstanding under the Term Loans and $215.0 million outstanding under the Revolving Credit Facility, which had available undrawn borrowing capacity of $282.2 million, subject to net leverage limitations and customary conditions precedent, including the accuracy of representations and warranties and the absence of defaults. As of January 28, 2024, the borrowing capacity on the revolving credit facility under the Credit Agreement (the "Revolving Credit Facility") is $500.0 million, of which $162.5 million is scheduled to mature on November 7, 2024 and $337.5 million is scheduled to mature on January 12, 2028 (subject to, in certain circumstances, an earlier springing maturity), and the term loans thereunder (the “Term Loans”) are scheduled to mature on January 12, 2028 (subject to, in certain circumstances, an earlier springing maturity).
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
On October 19, 2023, we entered into the third amendment (the "Third Amendment") to the Credit Agreement, in order to, among other things, (i) extend the financial covenant relief period by one year to April 30, 2026, (ii) increase the maximum consolidated leverage ratio covenant for certain test periods as set forth in the Third Amendment, (iii) reduce the minimum consolidated interest coverage ratio covenant for certain test periods as set forth in the Third Amendment and (iv) make certain other changes as set forth therein. These amendments had the effect of extending and temporarily expanding financial covenant relief under the Credit Agreement previously provided for in the First Amendment and the Second Amendment.
Effective June 6, 2023, in connection with entering into the Second Amendment, interest on loans made under the Credit Agreement in U.S. Dollars accrues, at the Company's option, at a rate per annum equal to (1) (x) the Base Rate (as defined in the Credit Agreement) plus (y) a margin ranging from 0.25% to 2.75% depending upon the Company’s consolidated leverage ratio (except that, during the period that financial covenant relief is in effect (including during the extended covenant relief period provided pursuant to the Third Amendment), the margin will not be less than 2.25% per annum) or (2) (x) Term SOFR Rate (as defined in the Credit Agreement) plus (y) a credit spread adjustment of (i) for term loans, 0.10% and (ii) for revolving credit borrowings, 0.11%, 0.26% or 0.43% for one, three and six month interest periods, respectively, plus (z) a margin ranging from 1.25% to 3.75% depending upon the Company's consolidated leverage ratio (except that, during the period that financial covenant relief pursuant to the Third Amendment is in effect, the margin will not be less than 3.25% per annum) (such margin, the "Applicable Margin"). Interest on loans made under the Revolving Credit Facility in Alternative Currencies accrues at a rate per annum equal to a customary benchmark rate (including, in certain cases, credit spread adjustments) plus the Applicable Margin.
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
No amortization is required with respect to the revolving loans. Effective June 6, 2023, in connection with entering into a second amendment to the Credit Agreement, the Term Loans amortize (x) during the period that financial covenant relief is in effect (including during the extended covenant relief period provided pursuant to the Third Amendment), in equal quarterly installments of 1.875% of the aggregate principal amount outstanding on the Third Restatement Effective Date, and (y) otherwise, in equal quarterly installments of 1.25% of the aggregate principal amount outstanding on the Third Restatement Effective Date, with the balance due at maturity. The Company may voluntarily prepay borrowings at any time and from time to time, without premium or penalty, other than customary "breakage costs" in certain circumstances. In the third quarter of fiscal year 2024, the Company made a $250 million prepayment on the Term Loans in connection with the Third Amendment, after which there is no scheduled amortization remaining on the Term Loans.
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
Compliance with the leverage and interest expense coverage financial covenants is measured quarterly based upon the Company’s performance over the most recent four quarters, and compliance with the liquidity covenant is measured as of the last day of each monthly accounting period. As of January 28, 2024, the Company was in compliance with the financial covenants in the Credit Agreement. See “Liquidity” in Note 1, Organization and Basis of Presentation, to our Consolidated Financial Statements for additional information about compliance with the financial covenants.
The Credit Agreement also contains customary provisions pertaining to events of default. If any event of default occurs, the obligations under the Credit Agreement may be declared due and payable, terminated upon written notice to us and existing letters of credit may be required to be cash collateralized.
Convertible Senior Notes due 2027
On October 12, 2022 and October 21, 2022, we issued and sold $300 million and $19.5 million, respectively, in aggregate principal amount of 1.625% Convertible Senior Notes due 2027 (the "2027 Notes") in a private placement. The 2027 Notes were issued pursuant to an indenture, dated October 12, 2022, by and among us, the Subsidiary Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. The 2027 Notes bear interest at a rate of 1.625% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2023. The 2027 Notes will mature on November 1, 2027, unless earlier converted, redeemed or repurchased. The 2027 Notes were initially issued pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act.
We used approximately $29.7 million of the net proceeds from the Notes to pay for the cost of the Convertible Note Hedge Transactions (as defined in Note 10, Long-Term Debt), after such cost was partially offset by approximately $42.9 million of proceeds to us from the sale of Warrants in connection with the issuance of the 2027 Notes, all as described in Note 10, Long-Term Debt to our Consolidated Financial Statements. The Convertible Note Hedge Transactions and Warrants transactions are indexed to, and potentially settled in, our common stock and the net cost of $29.7 million has been recorded as a reduction to additional paid-in capital in the consolidated statement of stockholders’ equity (deficit). We used the remaining net proceeds to fund a portion of the consideration in the Sierra Wireless Acquisition and to pay related fees and expenses. For additional information on the Convertible Note Hedge Transactions and the Warrants, see Note 10, Long-Term Debt to our Consolidated Financial Statements.
Convertible Senior Notes due 2028
On October 26, 2023, we issued and sold $250.0 million in aggregate principal amount of the 2028 Notes in a private placement. The 2028 Notes were issued pursuant to an indenture, dated October 26, 2023, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. The 2028 Notes bear interest at a rate of 4.00% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2024. The 2028 Notes will mature on November 1, 2028, unless earlier converted, redeemed or repurchased. The 2028 Notes were offered and sold only to eligible purchasers who are both “qualified institutional buyers” within the meaning of Rule 144A under the Securities Act and “accredited investors” within the meaning of Rule 501(a) under the Securities Act, in reliance on Section 4(a)(2) under the Securities Act. For additional information on the 2028 Notes, see Note 10, Long-Term Debt to our Consolidated Financial Statements.
Capital Expenditures and Research and Development
We incur significant expenditures in order to fund the development, design and manufacture of new products. We intend to continue to focus on those areas that have shown potential for viable and profitable market opportunities, which may require additional investment in equipment and the hiring of additional design and application engineers aimed at developing new products. Certain of these expenditures, particularly the addition of design engineers, do not generate significant payback in the short-term. We plan to finance these expenditures with cash generated by our operating activities, our existing cash balances and additional draws on our Revolving Credit Facility, as needed. Borrowings under our Revolving Credit Facility are subject to customary conditions precedent, including the accuracy of representations and warranties and the absence of any defaults under the facility.
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
We did not repurchase any shares of our common stock under the program during fiscal year 2024, compared to $50.0 million of repurchases of our common stock under the program during fiscal year 2023. As of January 28, 2024, the remaining authorization under the program was $209.4 million. To the extent we repurchase any shares of our common stock under the program in the future, we expect to fund such repurchases from cash on hand and borrowings on our Revolving Credit Facility. We have no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.
Operating Leases
We have operating leases for real estate, vehicles, and office equipment with remaining lease terms of up to eight years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. Our operating lease liabilities totaled $28.6 million and $32.7 million as of January 28, 2024 and January 29, 2023, respectively, and are included in "accrued liabilities" and "other long-term liabilities" in our Consolidated Balance Sheets.
Purchase Commitments
Capital purchase commitments and other open purchase commitments are for the purchase of plant, equipment, raw materials, supplies and services. They are not recorded liabilities in our Consolidated Balance Sheets as of January 28, 2024, as we have not yet received the related goods or taken title to the goods or received services. As of January 28, 2024, we had $5.5 million in open capital purchase commitments and $265.1 million in other open purchase commitments.
Compensation and Defined Benefit Plans
We maintain a deferred compensation plan for certain officers and key executives that allow participants to defer a portion of their compensation for future distribution at various times permitted by the plan. Our liabilities for deferred compensation under this plan were $39.7 million and $42.3 million as of January 28, 2024 and January 29, 2023, respectively, and are included in "accrued liabilities" and "other long-term liabilities" in the Consolidated Balance Sheets. The plan provides for a discretionary Company match up to a defined portion of the employee’s deferral, with any match subject to defined conditions.
We have purchased whole life insurance on the lives of certain of our current and former deferred compensation plan participants. This corporate-owned life insurance is held in a grantor trust and is intended to cover a majority of the costs of our deferred compensation plan. The cash surrender value of our corporate-owned life insurance was $29.6 million as of January 28, 2024, of which $25.1 million was included in "other assets" and $4.5 million was included in "other current assets" in the Consolidated Balance Sheets, compared to $33.7 million as of January 29, 2023, which was included in "other assets" in the Consolidated Balance Sheets. The $4.0 million decrease in the cash surrender value of the corporate-owned life insurance as of January 28, 2024 compared to January 29, 2023 was primarily related to $8.9 million of distributions used to settle payments related to the deferred compensation liability, partially offset by an overall $4.9 million increase in market value reflected in earnings.

We maintain defined benefit pension plans for the employees of our Swiss subsidiaries and French subsidiary. Expected future payments under these plans totaled $27.3 million as of January 28, 2024.
The liability associated with vested, but unsettled restricted stock awards that are to be settled in cash totaled $4.4 million as of January 28, 2024, of which $2.6 million was included in "other long-term liabilities" and $1.8 million was included in "accrued liabilities" in the Balance Sheets, compared to $6.1 million as of January 29, 2023, which was included in "other long-term liabilities" in the Balance Sheets.
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
Cash Flows
In summary, our cash flows for each period were as follows:

	Fiscal Years
(in thousands)	2024	2023
Net cash (used in) provided by operating activities	$(93,920)	$126,711
Net cash used in investing activities	(22,697)	(1,247,322)
Net cash provided by financing activities	10,550	1,076,520
Effect of foreign exchange rate changes on cash and cash equivalents	(858)	—
Net decrease in cash and cash equivalents	$(106,925)	$(44,091)
Operating Activities
Net cash provided by or used in operating activities is driven by net income or loss adjusted for non-cash items and fluctuations in operating assets and liabilities.
Operating cash flows for fiscal year 2024 compared to fiscal year 2023 were unfavorably impacted by higher interest payments on debt, integration costs related to the Sierra Wireless Acquisition, higher annual bonus payments related to increased headcount, higher restructuring costs, higher deferred compensation distributions and higher income tax payments, and were favorably impacted by a 14.8% increase in net sales, a $61.1 million incremental decrease in inventory spend and $45.7 million of share-based compensation acceleration expense in fiscal year 2023 related to the Sierra Wireless Acquisition.
Investing Activities
Net cash provided by or used in investing activities is primarily driven by acquisitions, net of any cash received, proceeds from divestitures, capital expenditures, purchases of investments, proceeds from or premiums paid for corporate-owned life insurance, proceeds from sales of property, plant and equipment, proceeds from sales of investments, and purchases of intangibles.
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
Capital expenditures were $29.2 million and $28.3 million in fiscal years 2024 and 2023, respectively, as we made significant investments to update and expand our production capabilities.
In fiscal years 2024 and 2023, we paid $0.9 million and $6.7 million, respectively, for strategic investments, including investments in companies that are enabling the LoRa and LoRaWAN®-based ecosystem.
In fiscal year 2024, we received $8.9 million of proceeds from corporate-owned life insurance, which was used to pay deferred compensation distributions. In fiscal year 2023, we received $5.1 million of proceeds from corporate-owned life insurance death benefits, which included a $2.5 million gain. All $5.1 million of the proceeds were re-invested into our corporate-owned life insurance policy in order to provide substantive coverage for our deferred compensation liability.

Financing Activities
Net cash provided by or used in financing activities is primarily attributable to proceeds from our Revolving Credit Facility, the Term Loans, the 2028 Notes, the 2027 Notes, the sale of the Warrants and stock option exercises, offset by the purchase of the Convertible Note Hedge Transactions, repurchases of outstanding common stock, payments on the Revolving Credit Facility and the Term Loans, deferred financing costs and payments related to employee share-based compensation payroll taxes.
In fiscal years 2024 and 2023, we paid $25.4 million and $21.8 million, respectively, in deferred financing costs related to the Revolving Credit Facility, the Term Loans, the 2028 Notes and the 2027 Notes.
In fiscal year 2024, we paid $6.7 million for employee share-based compensation payroll taxes. In fiscal year 2023, we paid $14.2 million for employee share-based compensation payroll taxes and received proceeds of $0.6 million from the exercise of stock options. We do not directly control the timing of the exercise of stock options. Such exercises are independent decisions made by grantees and are influenced most directly by the stock price and the expiration dates of stock option awards. Such proceeds are difficult to forecast, resulting from several factors which are outside our control. We believe that such proceeds will remain a nominal source of cash in the future.
Critical Accounting Estimates
We prepare our consolidated financial statements in accordance with GAAP. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. Accordingly, actual results could differ materially from our estimates. We consider an accounting policy to be a "critical accounting policy and estimate" if: (1) we must make assumptions that were uncertain when the judgment was made, and (2) changes in the estimate assumptions or selection of a different estimate methodology could have a significant impact on our financial position and the results that we report in our consolidated financial statements. While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information available when the estimate was made. We believe the following represent our most significant accounting estimates:
•Inventories - We value our inventory at the lower of cost or net realizable value, which requires us to make estimates regarding potential obsolescence or lack of marketability. We reduce the basis of our inventory due to changes in demand or change in product life cycles. The estimation of customer demand requires management to evaluate and make assumptions of the impact of changes in demand or changes in product life cycles on current sales levels. Our write-down to net realizable value at the end of fiscal year 2024 and 2023 represented 35.7% and 25.8% of gross inventory, respectively. Based on fiscal year 2024 ending inventory, an increase in the write-down by one percent of gross inventory would decrease net inventory and increase cost of goods sold by $2.3 million.
•Revenue recognition - Net sales reflect the transaction prices for contracts, which include units shipped at selling prices reduced by variable consideration. Determination of variable consideration requires judgment by us and includes expected sales returns and other price adjustments. Variable consideration is estimated using the expected value method considering all reasonably available information, including our historical experience and our current expectations, and is reflected in the transaction price when sales are recorded. In fiscal year 2024, net sales were reduced by $55.2 million in estimated variable consideration, or 6.0% of gross revenue. In fiscal year 2023, net sales were reduced by $24.2 million in estimated variable consideration, or 3.1% of gross revenue. If variable consideration were estimated to be one percent higher, fiscal year 2024 revenue would have decreased by $9.2 million.
•Income taxes - We make certain estimates and judgements in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of income tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of the recognition of certain expenses for tax and financial statement purposes. We assess the likelihood of the realization of deferred tax assets and record a corresponding valuation allowance as necessary if we determine those deferred tax assets may not be realized due to the uncertainty of the timing and amount to be realized. For example, we have valuation allowance against federal, state and certain foreign deferred tax assets in jurisdictions where we have cumulative losses or otherwise are not expected to utilize certain tax attributes. In reaching our conclusion, we evaluate certain relevant criteria including the existence of deferred tax liabilities that can be used to realize deferred tax assets, the taxable income in prior carryback years in the impacted state and international jurisdictions that can be used to absorb net operating losses and taxable income in future years. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets, which may result in an increase or decrease to our income tax provision in future periods.
We account for uncertain tax positions by first determining if it is “more likely than not” that a tax position will be sustained by the appropriate taxing authorities prior to recording any benefit in the financial statements. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained. For those tax positions where it is more likely than not that a tax position will be sustained, we have recorded the tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. We classify interest and penalties related to uncertain tax positions within the provision for (benefit from) income taxes line of the Consolidated Statements of Income. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in known facts or circumstances, changes in tax law, effectively settled issues under audit, and new guidance on legislative interpretations. A change in these factors could result in the recognition of an increase or decrease to our income tax provision, which could materially impact our consolidated financial position and results of operations.
In the ordinary course of global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of cost reimbursement among related entities. Although we believe our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our historical income tax provisions and income tax liabilities. In the event our assumptions are incorrect, the differences could have a material impact on our income tax provision and operating results in the period in which such determination is made. In addition to the factors described above, our current and expected effective tax rate is based on then-current tax law. Significant changes during the year in enacted tax law could affect these estimates.
See Note 12, Income Taxes, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further discussion.
•Business Combinations, Goodwill and Intangible Assets - The Sierra Wireless Acquisition was accounted for under the acquisition method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. In determining the fair value of the acquired assets and liabilities, we determined this in consultation with third-party valuation advisors. Acquired intangible assets with finite lives are amortized over their estimated useful lives. Adjustments to fair value assessments are recorded to goodwill over the purchase price allocation period. The determination of the estimated fair value of our acquired intangible assets requires significant judgements and estimates and is most sensitive to future revenue forecasts.
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
For goodwill impairment testing using the quantitative approach, we estimate the fair value of the selected reporting units through the use of a discounted cash flow model (an income approach), and earnings multiples (a market approach). The discounted cash flow model is based on our best estimate of amounts and timing of future revenues and cash flows and our most recent business and strategic plans, and requires judgmental assumptions about projected revenue growth, future operating margins, discount rates and terminal values over a multi-year period. There are inherent uncertainties related to these assumptions and management’s judgment in applying them to the analysis of goodwill impairment. While we believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill may be overstated and a charge would need to be taken against net earnings.
When using a quantitative approach, changes in our projections used in the discounted cash flow model and public company guideline model could affect the estimated fair value of certain of our reporting units and could result in a goodwill impairment charge in a future period. Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of our recorded goodwill, differences in assumptions may have a material effect on the results of our impairment analysis.
Intangible assets with finite lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of intangible assets with finite lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future undiscounted cash flows expected to be generated by the asset or asset group. Asset groups are determined at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If these comparisons indicate that an asset is not recoverable, we will recognize an impairment loss for the amount by which the carrying value of the asset or asset group exceeds the related estimated fair value.
During fiscal year 2024, we had six reporting units for goodwill impairment testing. A quantitative test was performed for all of the reporting units. Our analysis for fiscal year 2024 resulted in goodwill impairment charges of $755.6 million. During the second quarter of fiscal year 2024, as a result of reduced earnings forecasts associated with the business acquired from Sierra Wireless and current macroeconomic conditions, including an elevated interest rate environment, the Company performed an interim impairment test using a quantitative assessment of the reporting units related to the Sierra Wireless Acquisition (specifically, the IoT Connected Services, IoT Systems–Modules and IoT Systems–Routers reporting units). This interim impairment test resulted in $279.6 million of total pre-tax non-cash goodwill impairment charges recorded during the second quarter of fiscal year 2024, consisting of $69.0 million of goodwill impairment for the IoT Connected Services reporting unit, $109.9 million of goodwill impairment for the IoT Systems–Modules reporting unit and $100.7 million goodwill impairment for the IoT Systems–Routers reporting unit. During the third quarter of fiscal year 2024, the Company recorded an additional $2.3 million of total pre-tax non-cash goodwill impairment charges resulting from the finalization of the measurement period adjustments, consisting of $1.6 million of goodwill impairment for the IoT Connected Services reporting unit, $0.2 million of goodwill impairment for the IoT Systems–Modules reporting unit and $0.5 million of goodwill impairment for the IoT Systems–Routers reporting unit. During the fourth quarter of fiscal year 2024, the Company performed its annual goodwill and intangible asset impairment assessment using a quantitative assessment for all of its reporting units. Due to a further reduction in earnings forecasts associated with the business acquired from Sierra Wireless, the Company recorded an additional $473.8 million of total pre-tax non-cash goodwill impairment charges resulting from a quantitative assessment of the reporting units, consisting of $138.4 million of goodwill impairment for the IoT Connected Services reporting unit, $135.1 million of goodwill impairment for the IoT Systems–Modules reporting unit and $200.3 million of goodwill impairment for the IoT Systems–Routers reporting unit. There was no goodwill impairment at any of the Company's other reporting units.
During fiscal year 2023, we had three reporting units for goodwill impairment testing. A qualitative test was performed for one reporting unit and a quantitative test was performed for the remaining two reporting units. Our analysis for fiscal year 2023 indicated that in all instances, the fair value of our reporting units exceeded their carrying values and consequently did not result in an impairment charge.
In performing the annual goodwill impairment testing during the fourth quarter of fiscal year 2024, we also determined that the carrying amounts of our asset groups related to the Sierra Wireless Acquisition may not be recoverable. We therefore performed impairment tests on the long-lived assets in each asset group, including definite-lived intangible assets using an undiscounted cash flow analysis, to determine whether the carrying amounts of each asset group related to the Sierra Wireless Acquisition are recoverable. All three asset groups failed the undiscounted cash flow recoverability test and, therefore, we estimated the fair value of the asset groups to determine whether any asset impairment was present. Our estimation of the fair value of the long-lived assets included the use of discounted cash flow analyses. Based on these analyses, we concluded that the fair values of certain assets were lower than their carrying amounts. During the fourth quarter of fiscal year 2024, we recognized intangible impairment charges of $91.8 million for core technologies, $34.8 million for customer relationships and $4.8 million for trade name, reducing the carrying amounts to $28.1 million for core technologies, $4.1 million for customer relationships and $1.5 million for trade name.
Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Note 2, Significant Accounting Policies, to our Consolidated Financial Statements.
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

Foreign Currency Risk
Our foreign operations expose us to the risk of fluctuations in foreign currency exchange rates against our functional currencies and we may economically hedge this risk with foreign currency contracts (such as currency forward contracts). Gains or losses on these balances are generally offset by corresponding losses or gains on the related hedging instruments. As of January 28, 2024, our largest foreign currency exposures were from the Canadian Dollar, Swiss Franc and Great British Pound.
We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign exchange rates of 10% for all currencies could be experienced in the near-term. These reasonably possible adverse changes were applied to our total monetary assets and liabilities denominated in currencies other than our functional currency as of January 28, 2024. The adverse impact these changes would have had (after taking into account balance sheet hedges only) on our income before taxes is $1.9 million.
Interest Rate and Credit Risk
We are subject to interest rate risk in connection with the portion of the outstanding debt under our Credit Agreement that bears interest at a variable rate as of January 28, 2024.
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
In the first quarter of fiscal year 2021, we entered into an interest rate swap agreement with a 3 year term to hedge the variability of interest payments on the first $150.0 million of debt outstanding under the Revolving Credit Facility at a LIBOR-referenced rate of 0.73%, plus a variable margin and spread based on our consolidated leverage ratio. This interest rate swap agreement matured during the first quarter of fiscal year 2024.
Based upon our $237.6 million of unhedged floating-rate outstanding indebtedness as of January 28, 2024, the adverse impact a one percentage point increase in Term SOFR would have on our interest expense is $2.4 million.
Interest rates also affect our return on excess cash and investments. As of January 28, 2024, we had $128.6 million of cash and cash equivalents. A majority of our cash and cash equivalents generate interest income based on prevailing interest rates. Interest income, net of reserves, generated by our investments and cash and cash equivalents was $3.1 million in fiscal year 2024. A significant change in interest rates would impact the amount of interest income generated from our cash and investments. It would also impact the market value of our investments.
Our investments are primarily subject to credit risk. Our investment guidelines prescribe credit quality, permissible investments, diversification, and duration restrictions. These restrictions are intended to limit risk by restricting our investments to high quality debt instruments with relatively short-term durations. Our investment strategy limits investment of new funds and maturing securities to U.S. Treasury, Federal agency securities, high quality money market funds and time deposits with our principal commercial banks. Outside of these investment guidelines, we also invest in a limited amount of debt securities in privately held companies that we view as strategic to our business. For example, many of these investments are in companies that are enabling the LoRa®- and LoRaWAN®-based ecosystem.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Semtech Corporation
Camarillo, California
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Semtech Corporation and subsidiaries (the "Company") as of January 28, 2024, and January 29, 2023, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity (deficit), and cash flows, for each of the three years in the period ended January 28, 2024, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 28, 2024, and January 29, 2023, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2024, expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.
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
Inventories – Excess Quantities and Obsolescence – Refer to Notes 2 and 6 to the financial statements
Critical Audit Matter Description
The Company maintains an inventory excess and obsolescence (“E&O”) reserve to reduce the basis of its inventory due to changes in demand or change in product life cycles. The inventory E&O reserve serves to reduce the Company’s recorded inventory balance to the lower of its cost or net realizable value on a part-by-part basis, if required. In order to determine the inventory E&O reserve, management utilizes projections of inventory demand. The estimation of future inventory demand requires management to evaluate and make assumptions of the impact of changes in demand or changes in product life cycles on current sales levels.
Given the subjectivity of estimating projections of future demand and the recording of inventory E&O reserve, performing audit procedures to evaluate the projections of future demand and to determine that the reasonableness of inventory E&O reserve required a high degree of auditor judgment and an increased extent of effort.

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
◦We tested the projection of future demand by comparing internal and external information (e.g., historical sales, communications with customers, market trends, and macroeconomic conditions) with the Company’s projection of future demand.
•We recalculated the net realizable value of inventory and compared our recalculation with the recorded balance.
Goodwill and Intangible Assets —IoT System - Routers, IoT System - Modules, and IoT Connected Services Reporting Units and asset groups related to the Sierra Wireless Acquisition — Refer to Notes 2 and 8 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill and long-lived assets for impairment involves the comparison of the fair value of each reporting unit and asset group to its carrying value. A total of $755.6 million of pre-tax non-cash goodwill impairment charges and $131.4 million of intangible long-lived asset impairment charges were recorded for fiscal year 2024 in the Statements of Operations as a result of impairment tests performed throughout the fiscal year. For goodwill and intangible long-lived asset impairment testing, the Company estimates the fair values of the selected reporting units and asset groups primarily through the use of discounted cash flow models based on the Company’s best estimate of amounts and timing of future revenues and cash flows and the most recent business and strategic plans, and compares the estimated fair values to the carrying values of the reporting units and asset groups. Significant inputs to the reporting unit and intangible long-lived asset grouping fair value measurements included forecasted cash flows, discount rates, terminal growth rates and earnings multiples, which were determined by management estimates and assumptions.
We identified goodwill impairment and intangible long-lived assets impairment for the IoT System - Routers, IoT System - Modules, and IoT Connected Services reporting units and asset groups related to the Sierra Wireless acquisition as a critical audit matter because of the significant judgments made by management to estimate the respective fair values. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management's projected future cash flows and the selection of valuation assumptions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the projected future cash flows and selection of valuation assumptions for fair values of the IoT System - Routers, IoT System - Modules, and IoT Connected Services reporting units and asset groups related to the Sierra Wireless acquisition included the following, among others:
•We tested the effectiveness of controls over management's determination of the fair values of the IoT System - Routers, IoT System - Modules, and IoT Connected Services reporting units and asset groups related to the Sierra Wireless acquisition, including those controls over the forecasted cash flows discount rate, terminal growth rates and earnings multiples.
•We evaluated management's ability to accurately forecast future cash flows by comparing actual results to management's historical forecasts.
•We assessed the reasonableness of management's forecasted cash flows by comparing the projections to historical results, internal communications to management and certain industry and market trends.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation assumptions including the discount rates, terminal growth rates and earnings multiples and developed a range of independent estimates and compared those to the valuation assumptions selected by management.
•We tested the source information underlying the determination of the valuation assumptions as well as the mathematical accuracy of the calculation.

Going Concern — Refer to Notes 1 and 10 to the financial statements
Critical Audit Matter Description
Compliance with the financial covenants in the Company’s Credit Agreement (as defined in Note 10, Long-Term Debt) is measured quarterly and failure to meet the covenant requirements would constitute an event of default under the Credit Agreement. Due to risks and uncertainties with regards to forecasts and projections of the Company’s operations, industry, financial condition, performance, operating results and liquidity, the Company may not maintain compliance with the financial covenants over the next twelve months from the issuance of the financial statements, which noncompliance would raise substantial doubt about the Company’s ability to continue as a going concern.
In order to assess its ability to meet its obligations as they come due and comply with its debt covenants, the Company has forecasted future financial results. Given the judgment in determining the Company’s forecasted future financial results and the resulting expected compliance with their debt covenants, we determined that the evaluation and disclosure of liquidity and going concern to be subject to significant estimation.
We identified the evaluation and disclosure of liquidity and going concern as a critical audit matter because of the subjectivity used by management when determining whether the Company will meet their obligations as they come due and comply with its debt covenants for at least twelve months from the issuance date of the financial statements. A high degree of auditor judgment was required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasted future financial results.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s evaluation and disclosure of liquidity and going concern included the following, among others:
•We tested the effectiveness of controls over the Company’s liquidity and going concern evaluation, including the inputs and assumptions used in their forecasted financial results.
•We evaluated the Company’s conclusion with regard to their ability to meet their obligations as they come due and to comply with their debt covenants for at least twelve months from the issuance date of the financial statements.
•We read the Company’s amended debt agreements and reviewed the agreement terms and conditions between the Company and the financial institution to assess whether these were appropriately considered to evaluate management’s conclusions on the Company’s debt covenant compliance.
•We assessed the reasonableness of management's projected future cash flows by comparing the projections to historical results, internal communications to management and certain industry and market trends.

/s/ Deloitte & Touche LLP
Los Angeles, California
March 28, 2024

We have served as the Company's auditor since 2016.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended
	January 28, 2024	January 29, 2023	January 30, 2022
Net sales	$868,758	$756,533	$740,858
Cost of sales	447,000	272,314	274,777
Amortization of acquired technology	33,716	5,661	4,942
Acquired technology impairments	91,792	—	—
Total cost of sales	572,508	277,975	279,719
Gross profit	296,250	478,558	461,139
Operating costs and expenses, net:
Selling, general and administrative	220,220	224,812	168,210
Product development and engineering	186,450	166,948	147,925
Intangible amortization	14,913	821	—
Restructuring	23,775	11,491	—
Gain on sale of business	—	(18,313)	—
Changes in the fair value of contingent earn-out obligations	—	—	(13)
Intangible impairments	39,593	—	—
Goodwill impairment	755,621	—	—
Total operating costs and expenses, net	1,240,572	385,759	316,122
Operating (loss) income	(944,322)	92,799	145,017
Interest expense	(95,813)	(17,646)	(5,091)
Interest income	3,051	5,801	1,469
Non-operating expense, net	(542)	(1,331)	(989)
Investment impairments and credit loss reserves, net	(3,929)	(1,156)	(1,337)
(Loss) income before taxes and equity method income	(1,041,555)	78,467	139,069
Provision for income taxes	50,519	17,344	15,539
Net (loss) income before equity method income	(1,092,074)	61,123	123,530
Equity method income	45	249	2,115
Net (loss) income	(1,092,029)	61,372	125,645
Net income (loss) attributable to noncontrolling interest	1	(8)	(19)
Net (loss) income attributable to common stockholders	$(1,092,030)	$61,380	$125,664
(Loss) earnings per share:
Basic	$(17.03)	$0.96	$1.94
Diluted	$(17.03)	$0.96	$1.92
Weighted average number of shares used in computing earnings per share:
Basic	64,127	63,770	64,662
Diluted	64,127	64,013	65,565
The accompanying notes are an integral part of these consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Fiscal Year Ended
	January 28, 2024	January 29, 2023	January 30, 2022
Net (loss) income	$(1,092,029)	$61,372	$125,645
Other comprehensive (loss) income, net:
Unrealized (loss) gain on foreign currency cash flow hedges, net	(36)	499	—
Reclassifications of realized (gain) loss on foreign currency cash flow hedges, net to net income	(441)	59	—
Unrealized gain on interest rate cash flow hedges, net	13,855	1,252	835
Reclassifications of realized (gain) loss on interest rate cash flow hedges, net to net income	(7,998)	(1,718)	744
Unrealized gain on available-for-sale securities	—	—	638
Reclassification of cumulative translation gain to net income	—	(48)	—
Cumulative translation adjustment	(10,834)	—	—
Change in defined benefit plans, net	(899)	5,391	3,876
Other comprehensive (loss) income, net	(6,353)	5,435	6,093
Comprehensive (loss) income	(1,098,382)	66,807	131,738
Comprehensive income (loss) attributable to noncontrolling interest	1	(8)	(19)
Comprehensive (loss) income attributable to common stockholders	$(1,098,383)	$66,815	$131,757
The accompanying notes are an integral part of these consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 28, 2024	January 29, 2023
Assets
Current assets:
Cash and cash equivalents	$128,585	$235,510
Accounts receivable, less allowances of $4,161 and $3,881, respectively	134,322	161,695
Inventories	144,992	207,704
Prepaid taxes	11,969	6,243
Other current assets	114,329	111,634
Total current assets	534,197	722,786
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $283,725 and $257,978, respectively	153,618	169,293
Deferred tax assets	18,014	63,783
Goodwill	541,227	1,281,703
Other intangible assets, net	35,566	215,102
Other assets	91,113	116,961
TOTAL ASSETS	$1,373,735	$2,569,628
Liabilities
Current liabilities:
Accounts payable	$45,051	$100,676
Accrued liabilities	172,105	253,075
Current portion of long-term debt	—	43,104
Total current liabilities	217,156	396,855
Non-current liabilities:
Deferred tax liabilities	829	5,065
Long term debt, less current portion	1,371,039	1,296,966
Other long-term liabilities	91,961	114,707

Commitments and contingencies (Note 14)

Stockholders’ Equity (Deficit):
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 64,415,861 outstanding and 78,136,144 issued and 63,870,581 outstanding, respectively	785	785
Treasury stock, at cost, 13,720,283 shares and 14,265,563 shares, respectively	(556,888)	(577,907)
Additional paid-in capital	485,452	471,374
Retained (deficit) earnings	(233,790)	858,240
Accumulated other comprehensive (loss) income	(2,993)	3,360
Total stockholders’ equity (deficit)	(307,434)	755,852
Noncontrolling interest	184	183
Total equity (deficit)	(307,250)	756,035
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$1,373,735	$2,569,628
The accompanying notes are an integral part of these consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Common Stock					Accumulated Other Comprehensive (Loss) Income
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained (Deficit) Earnings		Stockholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
Balance at January 31, 2021	65,098,379	$785	$(438,798)	$473,728	$671,196	$(8,168)	$698,743	$210	$698,953
Net income	—	—	—	—	125,664	—	125,664	(19)	125,645
Other comprehensive income	—	—	—	—	—	6,093	6,093	—	6,093
Share-based compensation	—	—	—	50,966	—	—	50,966	—	50,966
Repurchase of common stock	(1,768,772)	—	(129,746)	—	—	—	(129,746)	—	(129,746)
Treasury stock reissued to settle share-based awards	768,958	—	18,602	(32,738)	—	—	(14,136)	—	(14,136)
Balance at January 30, 2022	64,098,565	$785	$(549,942)	$491,956	$796,860	$(2,075)	$737,584	$191	$737,775
Net income	—	—	—	—	61,380	—	61,380	(8)	61,372
Other comprehensive income	—	—	—	—	—	5,435	5,435	—	5,435
Sale of warrants (see Note 10)	—	—	—	42,909	—	—	42,909	—	42,909
Purchase of convertible note hedge (see Note 10)	—	—	—	(72,559)	—	—	(72,559)	—	(72,559)
Share-based compensation	—	—	—	44,673	—	—	44,673	—	44,673
Repurchase of common stock	(762,093)	—	(50,000)	—	—	—	(50,000)	—	(50,000)
Treasury stock reissued to settle share-based awards	534,109	—	22,035	(35,605)	—	—	(13,570)	—	(13,570)
Balance at January 29, 2023	63,870,581	$785	$(577,907)	$471,374	$858,240	$3,360	$755,852	$183	$756,035
Net loss	—	—	—	—	(1,092,030)	—	(1,092,030)	1	(1,092,029)
Other comprehensive loss	—	—	—	—	—	(6,353)	(6,353)	—	(6,353)
Share-based compensation	—	—	—	41,811	—	—	41,811	—	41,811
Treasury stock reissued to settle share-based awards	545,280	—	21,019	(27,733)	—	—	(6,714)	—	(6,714)
Balance at January 28, 2024	64,415,861	$785	$(556,888)	$485,452	$(233,790)	$(2,993)	$(307,434)	$184	$(307,250)
The accompanying notes are an integral part of these consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	January 28, 2024	January 29, 2023	January 30, 2022
Cash flows from operating activities:
Net (loss) income	$(1,092,029)	$61,372	$125,645
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	77,968	32,151	30,892
Amortization of right-of-use assets	6,484	4,742	4,410
Right-of-use asset impairment	3,884	—	—
Investment impairments and credit loss reserves, net	3,929	1,156	1,337
Goodwill impairment	755,621	—	—
Intangible impairment	131,385	—	—
Accretion of deferred financing costs and debt discount	7,320	1,421	481
Write-off of deferred financing costs and debt discount	4,446	—	—
Deferred income taxes	40,636	(15,256)	(3,782)
Share-based compensation	40,170	39,248	51,189
Loss (gain) on disposition of business operations and assets	8	(18,260)	(54)
Changes in the fair value of contingent earn-out obligations	—	—	(13)
Equity method income	(45)	(249)	(2,115)
Corporate-owned life insurance, net	4,746	810	4,766
Amortization of inventory step-up	3,314	—	—
Changes in assets and liabilities:
Accounts receivable, net	27,443	2,445	(1,074)
Inventories	57,308	(3,752)	(26,509)
Other assets	1,817	6,302	11,176
Accounts payable	(44,346)	(3,697)	(2,145)
Accrued liabilities	(118,517)	18,921	17,829
Other liabilities	(5,462)	(643)	(8,910)
Net cash (used in) provided by operating activities	(93,920)	126,711	203,123
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	410	38	110
Purchase of property, plant and equipment	(29,185)	(28,323)	(26,181)
Proceeds from sale of investments	—	2,275	—
Purchase of investments	(930)	(6,748)	(8,245)
Purchase of intangibles	(1,915)	—	—
Proceeds from sale of business, net of cash disposed	—	26,193	—
Acquisition, net of cash acquired	—	(1,240,757)	—
Proceeds from corporate-owned life insurance	8,923	5,065	—
Premiums paid for corporate-owned life insurance	—	(5,065)	(6,000)
Net cash used in investing activities	(22,697)	(1,247,322)	(40,316)
Cash flows from financing activities:
Proceeds from revolving line of credit	70,000	10,000	20,000
Payments of revolving line of credit	(5,000)	(33,000)	(28,000)
Proceeds from term loans	—	895,000	—
Payments of term loans	(272,375)	—	—
Proceeds from convertible senior notes	250,000	319,500	—
Proceeds from sale of warrants	—	42,909	—
Purchase of convertible note hedge	—	(72,559)	—
Deferred financing costs	(25,361)	(21,760)	—
Payments of earn-out	—	—	(215)
Payments for employee share-based compensation payroll taxes	(6,714)	(14,190)	(19,413)
Proceeds from exercise of stock options	—	620	5,277
Repurchase of common stock	—	(50,000)	(129,746)
Net cash provided by (used in) financing activities	$10,550	$1,076,520	$(152,097)

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Fiscal Year Ended
	January 28, 2024	January 29, 2023	January 30, 2022
Effect of foreign exchange rate changes on cash and cash equivalents	$(858)	$—	$—
Net (decrease) increase in cash and cash equivalents	(106,925)	(44,091)	10,710
Cash and cash equivalents at beginning of period	235,510	279,601	268,891
Cash and cash equivalents at end of period	$128,585	$235,510	$279,601

Supplemental disclosure of cash flow information:
Interest paid	$83,583	$11,745	$4,295
Income taxes paid	$19,758	$10,364	$3,333

Non-cash investing and financing activities:
Accounts payable related to capital expenditures	$860	$9,390	$5,513
Accrued deferred financing costs	$828	$2,767	$—
Conversion of notes into equity	$1,271	$—	$626
The accompanying notes are an integral part of these consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Organization and Basis of Presentation
Semtech Corporation (together with its consolidated subsidiaries, the "Company" or "Semtech") is a high-performance semiconductor, Internet of Things (“IoT”) systems and cloud connectivity service provider. The end customers for the Company’s silicon solutions are primarily original equipment manufacturers ("OEMs") that produce and sell technology solutions. The Company’s IoT module, router, gateway and managed connectivity solutions ship to IoT device makers and enterprises to provide IoT connectivity to end devices.
The Company designs, develops, manufactures and markets a wide range of products for commercial applications, the majority of which are sold into the infrastructure, high-end consumer and industrial end markets.
Basis of Presentation
The Company reports results on the basis of 52 and 53-week periods and ends its fiscal year on the last Sunday in January. Fiscal years 2024, 2023 and 2022 each consisted of 52 weeks.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The Company’s Consolidated Statements of Operations are referred to herein as the "Statements of Operations," the Company’s Consolidated Balance Sheets are referred to herein as the "Balance Sheets" and the Company's Consolidated Statements of Cash Flows are referred to herein as the "Statements of Cash Flows." The Company consolidates entities that are not variable interest entities ("VIEs") when it owns, directly or indirectly, a majority interest in the entity or is otherwise able to control the entity. The Company consolidates VIEs in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, "Consolidation." Entities for which the Company owns an interest, but does not consolidate, are accounted for under the equity method or cost method of accounting as minority investments and are included in “Other Assets” within the Balance Sheets. The ownership interest in a consolidated subsidiary of the Company held by outside parties is included in “Noncontrolling Interest” within the Balance Sheets.
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
Liquidity
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Management evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern over the next twelve months from the issuance of the accompanying consolidated financial statements.
Compliance with the financial covenants in the Company’s Credit Agreement (as defined in Note 10, Long-Term Debt) is measured quarterly and failure to meet the covenant requirements would constitute an event of default under the Credit Agreement. Due to risks and uncertainties with regards to forecasts and projections about our operations, industry, financial condition, performance, operating results and liquidity, the Company may not maintain compliance with the financial covenants over the next twelve months from the issuance of the accompanying consolidated financial statements, which noncompliance, should it occur, would raise substantial doubt about the Company’s ability to continue as a going concern. If an event of default occurs and the Company is unable to obtain necessary waivers or amendments, the requisite lenders may elect to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. Further, if an event of default occurs, the lenders will have the right to proceed against the collateral granted to them to secure that debt. If the debt under the Credit Agreement were to be accelerated, the Company’s assets may not be sufficient to repay in full the debt that may become due as a result of that acceleration. The Company could seek replacement financing at prevailing market rates or raise additional capital by issuing equity or debt securities; however, this may not be on terms favorable to the Company, or available at all.
As of January 28, 2024, the Company was in compliance with the financial covenants in the Credit Agreement. In response to adverse market demand conditions, the Company has taken actions to reduce expenses and maintain compliance with its financial covenants. During the third quarter of fiscal year 2024, the Company entered into the Third Amendment (as defined in Note 10, Long-Term Debt) to extend and temporarily expand financial covenant relief under the Credit Agreement.
Based on the Company’s current financial projections, management believes the Company will maintain compliance with its financial covenants and the Company’s existing cash, projected operating cash flows and available borrowing capacity under its Revolving Credit Facility (as defined in Note 10, Long-Term Debt) are adequate to meet its operating needs, liabilities and commitments over the next twelve months from the issuance of the accompanying consolidated financial statements.

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
Investments
The Company’s investment policy restricts investments to high credit quality investments with limits on the length to maturity and requires diversification of investment portfolio. These investments, especially corporate obligations, are subject to default risk. The Company classifies its convertible debt investments as available-for-sale ("AFS") securities and reports these investments at fair value with current and long-term AFS investments included in "Other current assets" and "Other assets," respectively, in the Balance Sheets. Unrealized gains or losses, net of tax, are recorded in "Accumulated other comprehensive (loss) income" in the Balance Sheets, and realized gains or losses, as well as current expected credit loss reserves are recorded in "Non-operating income, net" in the Statements of Operations.
The Company has minority equity investments in privately-held companies that are classified in "Other assets" in the Balance Sheets. Substantially all of these investments are carried at cost because the Company does not have readily determinable fair values or because the Company does not have the ability to exercise significant influence over the companies. The Company has determined that it is not practicable to estimate the fair values of these investments and accounts for them at cost in accordance with ASC 321–Investments. As of January 28, 2024 and January 29, 2023, the Company had aggregate net investments carried at cost of $36.5 million and $36.8 million, respectively. As of January 28, 2024 and January 29, 2023, aggregate net investments accounted for under the equity method of accounting totaled $6.4 million and $6.4 million, respectively. The Company monitors whether there have been any events or changes in circumstances that would have a significant adverse effect on the fair values of these investments and recognizes losses in the Statements of Operations when it determines that declines in the fair values of its investments below their cost are other than temporary. The Company recorded investment impairments and credit loss reserves, net of $3.9 million, $1.2 million and $1.3 million during fiscal years 2024, 2023 and 2022, respectively.
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
Derivatives and Hedging Activities
The Company records all derivatives on the Balance Sheets at fair value in accordance with ASC 815, "Derivatives and Hedging" (other than the Convertible Note Hedge Transactions and the Warrants, which are recorded in additional paid-in capital as described below). The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. The Convertible Note Hedge Transactions and the Warrants meet certain accounting criteria under GAAP, are recorded in additional paid-in capital on the Balance Sheets, and are not accounted for as derivatives that are remeasured each reporting period.
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
The Company tests the reasonableness of the inputs and outcomes of its discounted cash flow analysis against available market data. During fiscal year 2024, the Company recorded $755.6 million of goodwill impairment. No impairment of goodwill was recorded during fiscal years 2023 and 2022 as the fair values of all of the Company's reporting units exceeded their carrying values. See Note 8, Goodwill and Intangible Assets, for further discussion of the Company's goodwill.
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
Acquired in-process research and development ("IPR&D") projects, which represent projects that had not reached technological feasibility as of the date of acquisition, are recorded at fair value. Initially, these are classified as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. Upon completion of development, acquired IPR&D asset balances are transferred to finite-lived intangible assets and amortized over their useful lives. The asset balances relating to projects that are abandoned after acquisition are impaired and recorded in "Product development and engineering" ("R&D") expense in the Statements of Operations.
Capitalized development costs are recorded at cost. Upon completion of construction, they are placed in service and amortized over their useful lives.
The Company reviews indefinite-lived intangible assets for impairment on an annual basis in conjunction with goodwill or whenever events or changes in circumstances indicate that the carrying value may exceed its fair value. Impairment of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to its fair value.
The Company assesses finite-lived intangibles and long-lived assets for impairment when indicators of impairment, such as reductions in demand or significant industry and economic slowdowns in the semiconductor industry, are present. Reviews are performed to determine whether the carrying value of an asset or asset group is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value. During the fiscal year 2024, in conjunction with the annual impairment assessment of goodwill, the Company recorded $131.4 million of finite-lived intangibles impairment.
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
Functional Currency
The Company's reporting currency is the US dollar ("USD"). The Company determines the functional currency of each of its foreign subsidiaries and their operating divisions based on the primary currency in which they operate, which is either the USD or the local currency.
Revenue and expense items denominated in foreign currencies are translated at exchange rates prevailing during the period. When translating from the local currency to the functional currency, monetary assets and liabilities denominated in foreign currencies are translated at the period-end exchange rates, and non-monetary assets and liabilities are translated at exchange rates in effect when the assets are acquired or the obligations are incurred. Foreign exchange gains and losses are reflected in net income for the period. The foreign exchange gains and losses arising from translation from the functional currency to the reporting currency are reported as a component of other comprehensive (loss) income.
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
Revenue Recognition
The Company derives its revenue primarily from the sale of its products and services into various end markets. Recurring and other services revenue includes sales from cloud services, cellular connectivity services, managed connectivity and application services, software licenses, technical support services, extended warranty services, solution design and consulting services. Revenue is recognized in accordance with ASC 606, "Revenue from Contracts with Customers," when control of products is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for these products. Control is generally transferred when products are shipped and, to a lesser extent, when the products are delivered. Recovery of costs associated with product design and engineering services are recognized during the period in which services are performed and are reported as a reduction to product development and engineering expense. Historically, these recoveries have not exceeded the cost of the related development efforts. Recurring and other services revenue is recognized over time as the service is rendered or at a point in time upon completion of a service. The Company includes revenue related to granted technology licenses as part of "Net sales" in the Statements of Operations. Historically, revenue from these arrangements has not been significant though they are part of its recurring ordinary business.
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
The Company's customer contracts can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Net sales reflect the transaction prices for contracts, which include units shipped at selling prices reduced by variable consideration. Determination of variable consideration requires judgment by the Company. Variable consideration includes expected sales returns and other price adjustments. Variable consideration is estimated using the expected value method considering all reasonably available information, including the Company’s historical experience and its current expectations, and is reflected in the transaction price when sales are recorded. Sales returns are generally accepted at the Company’s discretion or from distributors with such rights. The Company’s contracts with trade customers do not have significant financing components or non-cash consideration.
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
Contract Balances: Accounts receivable represents the Company’s unconditional right to receive consideration from its customers. Contract assets consist of the Company’s right to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditioned on something other than the passage of time. The Company's contract asset balances were not material as of January 28, 2024 and January 29, 2023. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (i.e., receivable), before the entity transfers a good or service to the customer. The Company's deferred revenue contract liability balances are recorded in "Accrued liabilities" and "Other long term liabilities" in the Balance Sheets. The current portion of the Company's deferred revenue contract liability balances were $19.1 million and $26.8 million as of January 28, 2024 and January 29, 2023, respectively, and the long-term portion of the Company's deferred revenue contract liability balances were $8.2 million and $8.5 million as of January 28, 2024 and January 29, 2023, respectively. There were no impairment losses recognized on the Company’s accounts receivable or contract assets during the fiscal year ended January 28, 2024.
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
Cost of Sales
Cost of sales includes materials, depreciation and impairments on fixed assets used in the manufacturing process, shipping costs, direct labor and overhead, as well as amortization of acquired technology and acquired technology impairments.
Reclassification
During fiscal year 2024, the Company reclassified restructuring costs that were included in "Selling, general and administrative" and "Product development and engineering" within "Total operating costs and expenses, net" in the Statements of Operations to be separately presented in "Restructuring" within "Total operating costs and expenses, net" in the Statements of Operations. This was applied retrospectively, which resulted in the reclassification of $11.1 million of restructuring costs from "Selling, general and administrative" and $0.5 million of restructuring costs from "Product development and engineering" to "Restructuring" in the Statements of Operations for fiscal year 2023. There were no restructuring costs in fiscal year 2022. This reclassification did not impact the Company's gross profit, operating income, net income or earnings per share for any historical periods and also did not impact the Balance Sheets or Statements of Cash Flows.
Sales and Marketing
The Company expenses sales and marketing costs, which include advertising costs, as they are incurred. Advertising costs were $1.5 million, $1.5 million and $1.8 million for fiscal years 2024, 2023 and 2022, respectively.
Product Development and Engineering
Product development and engineering costs are charged to expense as incurred. Recoveries from nonrecurring engineering services are recorded as an offset to product development expense incurred in support of this effort since these activities do not represent an earnings process core to the Company’s business and serve as a mechanism to partially recover development expenditures. The Company received approximately $5.4 million, $10.1 million and $7.5 million of recoveries for nonrecurring engineering services in fiscal years 2024, 2023 and 2022, respectively.

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
As part of the process of preparing the Company’s consolidated financial statements, the Company estimates income taxes in each of the jurisdictions in which it operates. This process involves estimating the current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, it must establish a valuation allowance. To the extent the Company changes its valuation allowance in a period, the change is generally recorded through the tax provision in the Statements of Operations.
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
Other Comprehensive (Loss) Income
Other comprehensive income or loss includes unrealized gains or losses on AFS investments, foreign currency and interest rate hedging activities, changes in defined benefit plans, and cumulative translation adjustment, which are presented in the Statements of Comprehensive Income or Loss.
The following table summarizes the changes in other comprehensive (loss) income by component:

	Fiscal Year Ended
	January 28, 2024			January 29, 2023			January 30, 2022
(in thousands)	Pre-tax Amount	Tax Benefit (Expense)	Net Amount	Pre-tax Amount	Tax (Expense) Benefit	Net Amount	Pre-tax Amount	Tax Benefit (Expense)	Net Amount
Defined benefit plans:
Other comprehensive (loss) income before reclassifications	$(3,106)	$515	$(2,591)	$4,363	$(568)	$3,795	$1,792	$(217)	$1,575
Amounts reclassified to earnings included in "Selling, general and administrative"	2,021	(329)	1,692	1,909	(313)	1,596	2,722	(421)	2,301
Foreign currency hedge:
Other comprehensive (loss) income before reclassifications	43	(79)	(36)	604	(105)	499	—	—	—
Amounts reclassified to earnings included in "Selling, general and administrative"	(591)	150	(441)	112	(53)	59	—	—	—
Interest rate hedge:
Other comprehensive income before reclassifications	17,868	(4,013)	13,855	1,595	(343)	1,252	1,064	(229)	835
Amounts reclassified to earnings included in "Interest expense"	(10,189)	2,191	(7,998)	(2,189)	471	(1,718)	948	(204)	744
Available-for-sale securities:
Other comprehensive income before reclassifications	—	—	—	—	—	—	813	(175)	638
Cumulative translation adjustment	(10,834)	—	(10,834)	(48)	—	(48)	—	—	—
Other comprehensive (loss) income	$(4,788)	$(1,565)	$(6,353)	$6,346	$(911)	$5,435	$7,339	$(1,246)	$6,093

Accumulated Other Comprehensive Income or Loss
The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

(in thousands)	Defined Benefit Plans	Foreign Currency Hedge	Interest Rate Hedge	Available-for-Sale Securities	Cumulative Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance as of January 31, 2021	$(9,488)	$—	$(1,399)	$1,889	$830	$(8,168)
Other comprehensive income	3,876	—	1,579	638	—	6,093
Balance as of January 30, 2022	(5,612)	—	180	2,527	830	(2,075)
Other comprehensive income (loss)	5,391	558	(466)	—	(48)	5,435
Balance as of January 29, 2023	(221)	558	(286)	2,527	782	3,360
Other comprehensive (loss) income	(899)	(477)	5,857	—	(10,834)	(6,353)
Balance as of January 28, 2024	$(1,120)	$81	$5,571	$2,527	$(10,052)	$(2,993)
Share-Based Compensation
The Company has various equity award plans ("Plans") that provide for granting share-based awards to employees and non-employee directors of the Company. The Plans provide for the granting of several available forms of stock compensation such as non-qualified stock option awards ("NQSOs"), restricted stock unit awards ("RSUs") and equity awards with certain market or financial metric-based performance conditions.
The Company measures compensation cost for all share-based payments at fair value on the measurement date, which is typically the grant date. RSUs are valued based on the stock price on the measurement date, while NQSOs are valued using the Black-Scholes pricing model, which considers, among other things, estimates and assumptions on the expected life of options, stock price volatility and market value of the Company's common stock. For performance-based awards with a market condition, the Company uses a Monte Carlo simulation model to estimate grant date fair value, which takes into consideration the range of possible stock price or total stockholder return outcomes. For performance-based awards with a financial metric-based performance condition, the Company values the awards as of the measurement date and compensation cost is recognized using the accelerated attribution method over the requisite service period based on the number of shares that are probable of attainment for each performance period. In accordance with ASC 718, "Compensation—Stock Compensation," the Company recognizes forfeitures as they occur.
(Loss) Earnings per Share
The computation of basic and diluted (loss) earnings per share was as follows:

	Fiscal Year Ended
(in thousands, except per share data)	January 28, 2024	January 29, 2023	January 30, 2022
Net (loss) income attributable to common stockholders	$(1,092,030)	$61,380	$125,664

Weighted-average shares outstanding–basic	64,127	63,770	64,662
Dilutive effect of share-based compensation	—	243	903
Weighted-average shares outstanding–diluted	64,127	64,013	65,565

(Loss) earnings per share:
Basic	$(17.03)	$0.96	$1.94
Diluted	$(17.03)	$0.96	$1.92

Anti-dilutive shares not included in the above calculations:
Share-based compensation	2,094	1,211	35
Warrants	8,573	8,573	—
Total anti-dilutive shares	10,667	9,784	35
Basic earnings or loss per share is computed by dividing income or loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the reporting period. Diluted earnings or loss per share incorporates the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of NQSOs and the vesting of RSUs, market-condition RSUs and financial metric-based RSUs if certain conditions have been met, but excludes such incremental shares that would have an anti-dilutive effect. Due to the Company's net loss for fiscal year 2024, all shares underlying stock options and RSUs were considered anti-dilutive.
Any dilutive effect of the Warrants (see Note 10, Long-Term Debt) is calculated using the treasury-stock method. For the periods presented, the Warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of the Company's common stock for the reporting period, and for fiscal year 2024 they were also excluded due to net loss.
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
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to require public business entities to disclose sufficient information to enable users of financial statements to understand the nature and magnitude of factors contributing to the difference between the effective tax rate and the statutory tax rate. The amendments in this update provide that a business entity disclose (1) a tabular income tax rate reconciliation, using both percentages and amounts, (2) separate disclosure of any individual reconciling items that are equal to or greater than 5% of the amount computed by multiplying the income (loss) from continuing operations before income taxes by the applicable statutory income tax rate, and disaggregation of certain items that are significant and (3) amount of income taxes paid (net of refunds received) disaggregated by federal, state and foreign jurisdictions, including separate disclosure of any individual jurisdictions greater than 5% of total income taxes paid. The amendments are effective for the Company for fiscal years beginning after December 15, 2024. Early adoption is permitted and entities may apply the amendments prospectively or may elect retrospective application. The Company is currently evaluating the impact of this guidance on its disclosures within the consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The amendments require retrospective application to all periods presented. The amendments are effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its disclosures within the consolidated financial statements.

Note 3: Acquisition and Divestiture
Sierra Wireless, Inc.
On January 12, 2023 (the "Acquisition Date"), the Company completed the acquisition of Sierra Wireless, Inc. (“Sierra Wireless”), pursuant to the Arrangement Agreement dated as of August 2, 2022 (the "Arrangement Agreement") by and among the Company, 13548597 Canada Inc., a corporation formed under the Canada Business Corporations Act, and the Company’s wholly-owned subsidiary (the “Purchaser"), and Sierra Wireless. Pursuant to terms and conditions of the Arrangement Agreement, the Purchaser, among other things, acquired all of the issued and outstanding common shares of Sierra Wireless (the "Sierra Wireless Acquisition"). The Sierra Wireless Acquisition was implemented by way of a plan of arrangement (the "Plan of Arrangement") in accordance with the Canada Business Corporations Act. Pursuant to the Arrangement Agreement and Plan of Arrangement, at the effective time of the Sierra Wireless Acquisition, which constituted a change in control of Sierra Wireless, each common share of Sierra Wireless that was issued and outstanding immediately prior to the effective time was transferred to the Purchaser in consideration for the right to receive $31.00 per share of Sierra Wireless’ common shares, in an all-cash transaction representing a total purchase consideration of approximately $1.3 billion. The acquisition was financed with a combination of cash on hand and $895.0 million of capital from term loans as described in Note 10, Long-Term Debt.
The transaction was accounted for as a business combination in accordance with ASC 805, "Business Combinations." Acquisition-related transaction costs are not included as a component of consideration transferred, but are accounted for as an expense in the period in which the costs are incurred. Any excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed was allocated to goodwill. The goodwill resulted from expected synergies from the transaction, including complementary products that were expected to enhance the Company’s overall product portfolio, and opportunities within new markets, and is not deductible for tax purposes. The fair value of the developed technology rights acquired was preliminarily determined by estimating the probability-weighted net cash flows attributable to these rights discounted to present value using a discount rate that represented the estimated rate that market participants would use to value this intangible asset. The fair value of the customer relationships was preliminarily determined by estimating the amount that would be required to replace the customers from lead generations to product shipment.
The purchase price allocation for the Sierra Wireless Acquisition was completed during fiscal year 2024. The fair values of acquired intangibles were determined based on estimates and assumptions that were deemed reasonable by the Company. In fiscal year 2023, a preliminary goodwill balance of $931.4 million was recognized for the excess of the consideration transferred over the net assets acquired and represented the expected revenue and cost synergies of the combined company and assembled workforce. In fiscal year 2024, the Company finalized measurement period adjustments related to identifiable intangible assets, inventories, property, plant, and equipment, income and non-income based taxes, legal matters, and other assets and liabilities, which were recorded to reflect facts and circumstances that existed as of the Acquisition Date. These adjustments increased the goodwill balance by $23.9 million to $955.3 million. In fiscal year 2024, the Company also finalized its determination of the reporting units related to the Sierra Wireless Acquisition and completed an allocation of the goodwill balance to these reporting units. See Note 8, Goodwill and Intangible Assets, for additional information.
The purchase price consideration was as follows:

(in thousands)	January 29, 2023
Cash consideration paid to common shareholders	$1,213,091
Cash consideration paid to holders of Sierra Wireless equity compensation awards (1)	37,669
Total cash consideration paid to selling equity holders	$1,250,760
Sierra Wireless debt settled at close	58,791
Total purchase price consideration	$1,309,551
(1) Consideration for Sierra Wireless equity compensation awards consisted of $37.7 million paid for the pre-combination portion of unvested equity awards that were accelerated as part of the Arrangement Agreement. The fair value of the unvested equity awards attributable to the post-combination period of $45.7 million is included in the Company's Statements of Operations for the fiscal year ended January 29, 2023.

The following table presents the fair values of assets and liabilities assumed on the Acquisition Date based on valuations and management's estimates:

(in thousands)	Amounts recognized as of Acquisition Date (as initially reported)	Measurement period adjustments	Amounts recognized as of Acquisition Date (as adjusted)
Total purchase price consideration, net of cash acquired $68,794	$1,240,757		$1,240,757
Assets:			—
Accounts receivable, net	92,633	—	92,633
Inventories	96,339	(1,899)	94,440
Other current assets	72,724	5,003	77,727
Property, plant and equipment	29,086	(2,628)	26,458
Intangible assets	214,780	—	214,780
Prepaid taxes	3,001	—	3,001
Deferred tax assets	22,595	285	22,880
Other assets	14,878	—	14,878
Liabilities:
Accounts payable	50,413	210	50,623
Accrued liabilities	148,654	26,232	174,886
Deferred tax liabilities	4,824	350	5,174
Other long-term liabilities	32,785	(2,106)	30,679
Net assets acquired, excluding goodwill	$309,360	$(23,925)	285,435
Goodwill	$931,397	$23,925	$955,322
Goodwill is the excess of the consideration transferred over the net assets recognized and represented the expected revenue and cost synergies of the combined company and assembled workforce as of the Acquisition Date. Goodwill recognized as a result of the acquisition is not deductible for tax purposes. See Note 8, Goodwill and Intangible Assets, for additional information about goodwill impairments recorded in fiscal year 2024 related to the Sierra Wireless Acquisition.
A summary of the purchase price allocation to amortizable intangible assets is as follows:

(in thousands)	Estimated Useful Life	January 12, 2023
Amortizable intangible assets:
Developed technology	1-6 years	$152,780
Customer relationships	2-10 years	53,000
Trade name	2-10 years	9,000
Total amortizable intangible assets		$214,780
The Company recognized $74.5 million of acquisition-related costs that were expensed in the Statements of Operations in fiscal year 2023 as follows:

(in thousands)	Share-based compensation acceleration expense	Other acquisition costs expensed	Total
Cost of sales	$802	$—	$802
Selling, general and administrative	33,937	28,798	$62,735
Product development and engineering	11,010	—	$11,010
Total acquisition costs expensed	$45,749	$28,798	$74,547
Net sales attributable to Sierra Wireless from the Acquisition Date through January 29, 2023 was $15.0 million and net loss attributable to Sierra Wireless from the Acquisition Date through January 29, 2023 was $52.4 million, which included $45.7 million of share-based compensation acceleration expense.

Pro Forma Financial Information
The results of operations of Sierra Wireless have been included in the Statements of Operations since the Acquisition Date.
The following table provides a summary of the pro forma unaudited consolidated results of operations of Sierra Wireless as if the Sierra Wireless Acquisition had been completed on February 1, 2021 (the first day of fiscal year 2022):

	Fiscal Year Ended
	January 29, 2023	January 30, 2022
(in thousands)	(unaudited)	(unaudited)
Total revenues	$1,415,721	$1,214,067
Net (loss) income	22,174	(144,342)
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
Divestiture
On May 3, 2022, the Company completed the divestiture of its high reliability discrete diodes and assemblies business (the “Disposal Group”) to Micross Components, Inc. for $26.2 million, net of cash disposed, in an all-cash transaction. The divestiture resulted in a gain $18.3 million in fiscal year 2023, which was recorded in "Gain on sale of business" in the Statements of Operations. As a result of the transaction, the Company disposed of $0.8 million of goodwill based on the relative fair value of the Disposal Group and the portion of the applicable reporting unit that was retained. The estimated fair value of the Disposal Group less estimated costs to sell exceeded its carrying amount as of the transaction date. As the sale of the Disposal Group was not considered a strategic shift that would have a major effect on the Company’s operations or financial results, it was not reported as discontinued operations.

Note 4: Available-for-sale securities
The following table summarizes the values of the Company’s available-for-sale securities:

	January 28, 2024			January 29, 2023
(in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gain/(Loss)	Fair Value	Amortized Cost	Gross Unrealized Gain/(Loss)
Convertible debt investments	$12,117	$14,454	$(2,337)	$13,995	$15,635	$(1,640)
Total available-for-sale securities	$12,117	$14,454	$(2,337)	$13,995	$15,635	$(1,640)
The following table summarizes the maturities of the Company’s available-for-sale securities:

	January 28, 2024
(in thousands)	Fair Value	Amortized Cost
Within 1 year	$12,117	$14,454
After 1 year through 5 years	—	—
Total available-for-sale securities	$12,117	$14,454
The Company's available-for-sale securities consist of investments in convertible debt instruments issued by privately-held companies and are recorded at fair value. See Note 5, Fair Value Measurements, for further discussion of the valuation of the available-for-sale securities. The available-for-sale securities with maturities within one year are included in "Other current assets" and with maturities greater than one year are included in "Other assets" in the Balance Sheets. Unrealized gains or losses, net of tax, are recorded in "Accumulated other comprehensive (loss) income" in the Balance Sheets, and realized gains or losses as well as current expected credit loss reserves are recorded in "Non-operating income, net" in the Statements of Operations.

Note 5: Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis
The fair values of financial assets and liabilities measured and recorded at fair value on a recurring basis were presented in the Balance Sheets as follows:

	January 28, 2024				January 29, 2023
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swap agreement	$7,321	$—	$7,321	$—	$6,067	$—	$6,067	$—
Total return swap contracts	—	—	—	—	91	—	91	—
Convertible debt investments	12,117	—	—	12,117	13,995	—	—	13,995
Foreign currency forward contracts	169	—	169	—	717	—	717	—
Total financial assets	$19,607	$—	$7,490	$12,117	$20,870	$—	$6,875	$13,995

Financial liabilities:
Interest rate swap agreement	$7	$—	$7	$—	$6,432	$—	$6,432	$—
Total financial liabilities	$7	$—	$7	$—	$6,432	$—	$6,432	$—
During the fiscal year ended January 28, 2024, the Company had no transfers of financial assets or liabilities between Level 1 or Level 2. As of January 28, 2024 and January 29, 2023, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
The convertible debt investments are valued utilizing a combination of estimates that are based on the estimated discounted cash flows associated with the debt and the fair value of the equity into which the debt may be converted, all of which are Level 3 inputs.
The following table presents a reconciliation of the changes in convertible debt investments in the fiscal year ended January 28, 2024:

(in thousands)
Balance at January 29, 2023	$13,995
Increase in credit loss reserve	(1,413)
Interest accrued	806
Conversion to equity	(1,271)
Balance at January 28, 2024	$12,117
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
The total return swap contracts were measured at fair value using quoted prices of the underlying investments (Level 2 inputs). The fair values of the total return swap contracts were recognized in the Balance Sheets in "Other Current Assets" if the instruments were in a gain position and in "Accrued Liabilities" if the instruments were in a loss position. The total return swap contracts matured during fiscal year 2024. See Note 19, Derivatives and Hedging Activities, for further discussion of the Company's derivative instruments.

Instruments Not Recorded at Fair Value
Some of the Company’s financial instruments are not measured at fair value, but are recorded at amounts that approximate fair value due to their liquid or short-term nature. Such financial assets and financial liabilities include: cash and cash equivalents including money market deposits, net receivables, certain other assets, accounts payable, accrued expenses, accrued personnel costs, and other current liabilities. The Company’s revolving loans and Terms Loans (as defined in Note 10, Long-Term Debt) are recorded at cost, which approximates fair value as the debt instruments bear interest at a floating rate. The 2027 Notes and 2028 Notes (as defined in Note 10, Long-Term Debt) are carried at face value less unamortized debt issuance costs, with interest expense reflecting the cash coupon plus the amortization of the capitalized issuance costs. The estimated fair values are determined based on the actual bid prices of the 2027 Notes and 2028 Notes as of the last business day of the period.
The following table displays the carrying values and fair values of the 2027 Notes and 2028 Notes:

		January 28, 2024		January 29, 2023
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
1.625% convertible senior notes due 2027, net (1)	Level 2	310,563	262,571	308,150	345,075
4.00% convertible senior notes due 2028, net (2)	Level 2	241,829	313,299	—	—
Total convertible notes, net of debt issuance costs		$552,392	$575,870	$308,150	$345,075
(1) The 1.625% convertible senior notes due 2027, net are reflected net of $8.9 million and $11.4 million of unamortized debt issuance costs as of January 28, 2024 and January 29, 2023, respectively.
(2) The 4.00% convertible senior notes due 2028, net are reflected net of $8.2 million of unamortized debt issuance costs as of January 28, 2024.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The remeasurement of goodwill is classified as a non-recurring Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value. The Company used a discounted cash flow model and earnings multiples to determine the estimated fair value of the reporting units. Significant inputs to the reporting unit fair value measurements included forecasted cash flows, discount rates, terminal growth rates and earnings multiples, which were determined by management estimates and assumptions. It is possible that future changes in such circumstances, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of the assets, would require the Company to record additional non-cash impairment charges.
The measurement of long-lived assets is classified as a non-recurring Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value. The Company used a cash flow model to determine the estimated fair value of the assets. The Company made estimates and assumptions regarding future cash flows, discount rates, long-term growth rates and market approach using market multiples to determine the assets estimated fair value. It is possible that future changes in such circumstances, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of the assets, would require the Company to record additional non-cash impairment charges.
During the fiscal year ended January 28, 2024, the Company recorded a total of $755.6 million of pre-tax non-cash goodwill impairment charges and $131.4 million of pre-tax non-cash intangible assets impairment charges for the reporting units related to the Sierra Wireless Acquisition. Refer to Note 8, Goodwill and Intangible Assets, for further details. There were no impairments of goodwill or intangible assets during the fiscal year ended January 29, 2023.
Investment Impairments and Credit Loss Reserves
The total credit loss reserve for the Company's held-to-maturity debt securities and AFS debt securities was $4.5 million and $4.2 million as of January 28, 2024 and January 29, 2023, respectively. During fiscal year 2024, the Company recorded other-than-temporary impairments of $2.6 million on certain non-marketable equity investments and AFS debt securities. During fiscal year 2023, the Company decreased its credit loss reserves by $0.3 million primarily due to a recovery on one of its held-to-maturity debt securities and recorded a $1.5 million impairment on one of its non-marketable equity investments. During fiscal year 2022, the Company increased its credit loss reserves by $1.1 million for its available-for-sale debt securities and recorded a $0.2 million impairment on one of its non-marketable equity investments. Credit loss reserves related to the Company’s available-for-sale debt securities and held-to-maturity debt securities with maturities within one year were included in “Other current assets” and with maturities greater than one year were included in “Other assets” in the Balance Sheets.

Note 6: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

(in thousands)	January 28, 2024	January 29, 2023
Raw materials and electronic components	$46,425	$76,919
Work in progress	69,404	88,764
Finished goods	29,163	42,021
Total inventories	$144,992	$207,704
In fiscal year 2024, the Company recorded $3.3 million of amortization of inventory step-up related to the Sierra Wireless Acquisition in “Cost of sales” in the Statements of Operations.

Note 7: Property, Plant and Equipment
The following is a summary of property and equipment:

(in thousands)	Estimated Useful Lives	January 28, 2024	January 29, 2023
Land		$13,577	$13,577
Buildings	7 to 39 years	49,897	46,596
Leasehold improvements	2 to 10 years	13,742	13,980
Machinery and equipment	3 to 8 years	271,215	250,838
Computer hardware and software	3 to 13 years	76,483	75,224
Furniture and office equipment	5 to 7 years	7,753	8,174
Construction in progress		4,676	18,882
Property, plant and equipment, gross		437,343	427,271
Less: accumulated depreciation and amortization		(283,725)	(257,978)
Property, plant and equipment, net		$153,618	$169,293
As of January 28, 2024 and January 29, 2023, construction in progress consisted primarily of machinery and equipment awaiting completion of installation and being placed in service.
Depreciation expense was $29.3 million, $25.8 million, and $26.0 million in fiscal years 2024, 2023 and 2022, respectively.

Note 8: Goodwill and Intangible Assets
Goodwill
The carrying amounts of goodwill by applicable operating segments were as follows:

(in thousands)	Signal Integrity	Analog Mixed Signal and Wireless (f.k.a. Advanced Protection and Sensing)	IoT Systems	IoT Connected Services	Unallocated	Total
Balance at January 29, 2023	$274,085	$14,639	$61,582	$—	$931,397	$1,281,703
Measurement period adjustments	—	—	—	—	23,925	23,925
Reallocation	(6,880)	68,462	593,945	299,795	(955,322)	—
Cumulative translation adjustment	—	—	(2,353)	(6,427)	—	(8,780)
Impairment	—	—	(546,609)	(209,012)	—	(755,621)
Balance at January 28, 2024	$267,205	$83,101	$106,565	$84,356	$—	$541,227
On January 12, 2023, in connection with the Sierra Wireless Acquisition, the Company acquired all of the outstanding equity interests in Sierra Wireless and a preliminary goodwill balance of $931.4 million was recorded for the excess of the consideration transferred over the net assets acquired and represented the expected revenue and cost synergies of the combined company and assembled workforce. During fiscal year 2024, the Company recorded measurement period adjustments that increased goodwill by $23.9 million. See Note 3, Acquisition and Divestiture, for further discussion of the Sierra Wireless Acquisition and impact of the measurement period adjustments.
During fiscal year 2023, in conjunction with the Sierra Wireless Acquisition, the Company formed two additional operating segments: the IoT Systems operating segment, which also included the Company's pre-existing wireless business, and the IoT Connected Services operating segment. During fiscal year 2024, as a result of organizational restructuring, the wireless business, which had been previously included in the IoT Systems operating segment, and the software defined video over ethernet ("SDVoE") business, which had previously been included in the Signal Integrity operating segment, were moved into the Analog Mixed Signal and Wireless operating segment, formerly the Advanced Protection and Sensing operating segment, which also includes the proximity sensing, power and protection businesses. See Note 16, Segment Information, for further discussion of the Company's operating segments.
During fiscal year 2024, the Company finalized the determination of the reporting units related to the previously-identified operating segments. IoT Systems-Modules and IoT Systems-Routers were identified as reporting units, which aggregate into the IoT Systems operating segment. IoT Connected Services comprises one reporting unit and, accordingly, is both a reporting unit and an operating segment. During fiscal year 2024, the Company also completed an allocation of the goodwill balance resulting from the Sierra Wireless Acquisition to each of these reporting units. The Wireless reporting unit and the Advanced Protection and Sensing reporting unit aggregate into the Analog Mixed Signal and Wireless operating segment. Signal Integrity comprises one reporting unit and, accordingly, is both a reporting unit and an operating segment.
As a result of the restructuring of the Company's operating segments during fiscal year 2024, the Company reallocated $61.6 million of goodwill from the IoT Systems operating segment, related to the Wireless reporting unit, and $6.9 million of goodwill from the Signal Integrity operating segment, related to the digital video business, to the Analog Mixed Signal and Wireless operating segment, formerly the Advanced Protection and Sensing operating segment, based on the relative fair values of the businesses in the respective reporting units.
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
A total of $755.6 million of pre-tax non-cash goodwill impairment charges were recorded for fiscal year 2024 in the Statements of Operations as a result of impairment tests performed throughout the fiscal year. During the second quarter of fiscal year 2024, as a result of reduced earnings forecasts associated with the business acquired from Sierra Wireless and current macroeconomic conditions, including an elevated interest rate environment, the Company performed an interim impairment test using a quantitative assessment of the reporting units related to the Sierra Wireless Acquisition (specifically, the IoT Connected Services, IoT Systems–Modules and IoT Systems–Routers reporting units). This interim impairment test resulted in $279.6 million of total pre-tax non-cash goodwill impairment charges recorded during the second quarter of fiscal year 2024, consisting of $69.0 million of goodwill impairment for the IoT Connected Services reporting unit, $109.9 million of goodwill impairment for the IoT Systems–Modules reporting unit and $100.7 million goodwill impairment for the IoT Systems–Routers reporting unit. During the third quarter of fiscal year 2024, the Company recorded an additional $2.3 million of total pre-tax non-cash goodwill impairment charges resulting from the finalization of the measurement period adjustments, consisting of $1.6 million of goodwill impairment for the IoT Connected Services reporting unit, $0.2 million of goodwill impairment for the IoT Systems–Modules reporting unit and $0.5 million of goodwill impairment for the IoT Systems–Routers reporting unit. During the fourth quarter of fiscal year 2024, the Company performed its annual goodwill and intangible asset impairment assessment using a quantitative assessment for all of its reporting units. Due to a further reduction in earnings forecasts associated with the business acquired from Sierra Wireless, the Company recorded an additional $473.8 million of total pre-tax non-cash goodwill impairment charges resulting from a quantitative assessment of the reporting units, consisting of $138.4 million of goodwill impairment for the IoT Connected Services reporting unit, $135.1 million of goodwill impairment for the IoT Systems–Modules reporting unit and $200.3 million of goodwill impairment for the IoT Systems–Routers reporting unit. There was no goodwill impairment at any of the Company's other reporting units.
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
In performing the annual goodwill impairment testing during the fourth quarter of fiscal year 2024, the Company also determined that the carrying amounts of our asset groups related to the Sierra Wireless Acquisition may not be recoverable. The Company therefore performed impairment tests on the long-lived assets in each asset group, including definite-lived intangible assets using an undiscounted cash flow analysis, to determine whether the carrying amounts of each asset group related to the Sierra Wireless Acquisition are recoverable. All three asset groups failed the undiscounted cash flow recoverability test and therefore the Company estimated the fair value of the asset group to determine whether any asset impairment was present. The Company’s estimation of the fair value of the long-lived assets included the use of discounted cash flow analyses. Based on these analyses, the Company concluded that the fair values of certain assets were lower than their carrying amounts. During the fourth quarter of fiscal year 2024, the Company recognized intangible impairment charges of $91.8 million for core technologies, $34.8 million for customer relationships and $4.8 million for trade name, reducing the carrying amounts to $28.1 million for core technologies, $4.1 million for customer relationships and $1.5 million for trade name.
For fiscal year 2023, prior to and subsequent to the restructuring of the Company's reporting units due to the Sierra Wireless Acquisition, the Company performed a quantitative assessment that demonstrated that the fair value of each of the reporting units was higher than their respective carrying values. For fiscal year 2022, the Company performed a qualitative assessment and concluded that it was more likely than not that the fair value of each of the reporting units exceeded its carrying value. No impairment to goodwill was recorded during fiscal years 2023 or 2022.
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
Purchased and Other Intangibles
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions, which are amortized over their estimated useful lives:

		January 28, 2024
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Core technologies	1-8 years	$154,985	$(35,130)	(91,792)	$28,063
Customer relationships	1-10 years	52,272	(13,391)	(34,777)	4,104
Trade name	2-10 years	9,000	(2,700)	(4,816)	1,484
Total finite-lived intangible assets		$216,257	$(51,221)	$(131,385)	$33,651

		January 29, 2023
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Core technologies	1-8 years	$175,080	$(21,156)	—	$153,924
Customer relationships	1-10 years	53,000	(690)	—	52,310
Trade name	2-10 years	9,000	(132)	—	8,868
Total finite-lived intangible assets		$237,080	$(21,978)	$—	$215,102

Amortization expense of finite-lived intangible assets was as follows:

	Fiscal Year Ended
(in thousands)	January 28, 2024	January 29, 2023	January 30, 2022
Core technologies	$33,716	$5,660	$4,942
Customer relationships	12,345	690	—
Trade name	2,568	132	—
Total amortization expense	$48,629	$6,482	$4,942
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
Future amortization expense of finite-lived intangible assets is expected as follows:

(in thousands)	Core Technologies	Customer relationships	Trade name	Total
Fiscal year 2025	$9,110	$458	$426	$9,994
Fiscal year 2026	8,611	458	133	9,202
Fiscal year 2027	3,719	458	133	4,310
Fiscal year 2028	3,563	458	133	4,154
Fiscal year 2029	3,060	383	133	3,576
Thereafter	—	1,889	526	2,415
Total expected amortization expense	$28,063	$4,104	$1,484	$33,651
Also in “Other intangible assets, net” in the Balance Sheets, are finite-lived intangible assets under construction to be amortized upon placement in service. The following table sets forth the Company’s finite-lived intangible assets under construction:

(in thousands)	Net Carrying Amount
Value at January 29, 2023	$—
Capitalized development costs	1,915
Value at January 28, 2024	$1,915

Note 9: Details of Other Current Assets and Accrued Liabilities
The following is a summary of other current assets for fiscal years 2024 and 2023:

(in thousands)	January 28, 2024	January 29, 2023
Inventory advances	$44,763	$56,157
Prepaid expenses and deposits	25,058	21,267
Other receivables	17,302	12,525
Short term portion of investments	14,545	12,557
Other	12,661	9,128
Total other current assets	$114,329	$111,634
The following is a summary of accrued liabilities for fiscal years 2024 and 2023:

(in thousands)	January 28, 2024	January 29, 2023
Refund liabilities	$28,756	$32,527
Compensation	21,456	69,654
Deferred revenue	19,092	26,775
Accrued inventory	12,894	6,700
Inventory commitment reserve	10,552	12,637
Royalties	8,569	23,488
Deferred compensation	7,412	4,714
Lease liabilities	6,560	6,209
Restructuring	6,277	4,039
Professional fees	6,095	11,452
Income taxes payable	2,924	8,522
Accrued R&D expenses	1,924	6,806
Environmental reserve	541	1,152
Other	39,053	38,400
Total accrued liabilities	$172,105	$253,075

Note 10: Long-Term Debt
Long-term debt and the current period interest rates were as follows:

(in thousands)	January 28, 2024	January 29, 2023
Revolving loans	$215,000	$150,000
Term loans	622,625	895,000
1.625% convertible senior notes due 2027	319,500	319,500
4.00% convertible senior notes due 2028	250,000	—
Total debt	1,407,125	1,364,500
Current portion, net	—	(43,104)
Debt issuance costs	(36,086)	(24,430)
Total long-term debt, net of debt issuance costs	$1,371,039	$1,296,966
Weighted-average effective interest rate (1)	5.86%	4.84%
(1) The revolving loans and Term Loans (as defined below) bear interest at variable rates based on Adjusted Term SOFR or a Base Rate (as defined in the Credit Agreement), at the Company’s option, plus an applicable margin that varies based on the Company’s consolidated leverage ratio. In the first quarter of fiscal year 2024, the Company entered into an interest rate swap agreement with a 2.75 year term to hedge the variability of interest payments on $150.0 million of debt outstanding on the Term Loans at a fixed Term SOFR rate of 3.58%, plus a variable margin and spread based on the Company’s consolidated leverage ratio. In the fourth quarter of fiscal year 2023, the Company entered into an interest rate swap agreement with a 5 year term to hedge the variability of interest payments on $450.0 million of debt outstanding on the Term Loans at a fixed Term SOFR rate of 3.44%, plus a variable margin and spread based on the Company’s consolidated leverage ratio. As of January 28, 2024, the effective interest rate was a weighted-average rate that represented (a) interest on the revolving loans at a floating SOFR rate of 5.34% plus a margin and spread of 3.86% (total floating rate of 9.20%), (b) interest on $450.0 million of the debt outstanding on the Term Loans at a fixed SOFR rate of 3.44% plus a margin and spread of 3.85% (total fixed rate of 7.29%), (c) interest on $150.0 million of the debt outstanding on the Terms Loans at a fixed SOFR rate of 3.58% plus a margin and spread of 3.85% (total fixed rate of 7.43%), (d) interest on the remaining debt outstanding on the Term Loans at a floating SOFR rate of 5.34% plus a margin and spread of 3.85% (total floating rate of 9.19%), (e) interest on the 2027 Notes outstanding at a fixed rate of 1.625%, and (f) interest on the 2028 Notes outstanding at a fixed rate of 4.00%. As of January 29, 2023, the effective interest rate was a weighted average-rate that represented (a) interest on the revolving loans at a fixed LIBOR rate of 0.73% plus a margin and spread of 2.36% (total fixed rate of 3.09%) (b) interest on $450.0 million of the debt outstanding on the Term Loans at a fixed SOFR rate of 3.44% plus a margin and spread of 2.35% (total fixed rate of 5.79%), (c) interest on the remaining debt outstanding on the Term Loans at a floating SOFR rate of 4.43% plus a margin and spread of 2.35% (total floating rate of 6.78%) and (d) interest on the 2027 Notes outstanding at a fixed rate of 1.625%
Credit Agreement
On November 7, 2019, we, with certain of our domestic subsidiaries as guarantors, entered into a credit agreement with the lenders party thereto and HSBC Bank USA, National Association (“HSBC Bank”), as administrative agent, swing line lender and letter of credit issuer. On September 26, 2022 (the “Third Restatement Effective Date”), the Company entered into a third amended and restated credit agreement (as amended, restated, supplemented or otherwise modified from time to time, the "Credit Agreement") with the lenders party thereto, HSBC Bank, as resigning administrative agent, and JPMorgan Chase Bank, N.A. (“JPM”), as successor administrative agent, swing line lender and letter of credit issuer. The restated Credit Agreement, which was entered into substantially concurrently with the completion of the Sierra Wireless Acquisition on January 12, 2023, was entered into to, among other things, (i) extend the maturity date of $405.0 million of the $600.0 million in aggregate principal amount of revolving commitments thereunder from November 7, 2024 to January 12, 2028, (ii) provide for incurrence by the Company on January 12, 2023 of term loans (the “Term Loans”) in an aggregate principal amount of $895.0 million, which was used to fund a portion of the cash consideration for the Sierra Wireless Acquisition, (iii) provide for JPM to succeed HSBC Bank as administrative agent and collateral agent under the Credit Agreement on January 12, 2023, (iv) modify the maximum consolidated leverage covenant as set forth in the Credit Agreement, (v) replace LIBOR with adjusted term SOFR and (vi) make certain other changes as set forth in the restated Credit Agreement, including changes consequential to the incorporation of the Term Loan Facility.
After effectiveness of the Third Amendment (as defined and described below), the borrowing capacity on the revolving credit facility under the Credit Agreement (the "Revolving Credit Facility") is $500.0 million, of which $162.5 million is scheduled to mature on November 7, 2024 and $337.5 million is scheduled to mature on January 12, 2028, and the Term Loans are scheduled to mature on January 12, 2028 (subject to, in certain circumstances, an earlier springing maturity).
In fiscal year 2024, the Company borrowed $70.0 million and repaid $5.0 million on the Revolving Credit Facility and repaid $272.4 million on the Term Loans. In fiscal year 2023, the Company borrowed $10.0 million and repaid $33.0 million on the Revolving Credit Facility. As of January 28, 2024, the Company had $622.6 million outstanding under the Term Loans and $215.0 million outstanding under the Revolving Credit Facility, which had available undrawn borrowing capacity of $282.2 million, subject to net leverage limitations and customary conditions precedent, including the accuracy of representations and warranties and the absence of defaults.

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
On February 24, 2023, the Company entered into the first amendment (the “First Amendment”) to the Credit Agreement, in order to, among other things, (i) increase the maximum consolidated leverage ratio covenant for certain test periods as set forth therein, (ii) reduce the minimum consolidated interest coverage ratio covenant for certain test periods as set forth therein, (iii) provide that, during the period that financial covenant relief pursuant to the First Amendment is in effect, the interest rate margin for (1) Term SOFR loans is deemed to be 2.50% and (2) Base Rate (as defined in the Credit Agreement) loans is deemed to be 1.50% per annum and (iv) make certain other changes as set forth therein.
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
On October 19, 2023, the Company entered into the third amendment (the "Third Amendment") to the Credit Agreement, in order to, among other things, (i) extend the financial covenant relief period by one year to April 30, 2026, (ii) increase the maximum consolidated leverage ratio covenant for certain test periods as set forth in the Third Amendment, (iii) reduce the minimum consolidated interest coverage ratio covenant for certain test periods as set forth in the Third Amendment and (iv) make certain other changes as set forth therein. These amendments had the effect of extending and temporarily expanding financial covenant relief under the Credit Agreement previously provided for in the First Amendment and the Second Amendment.
Effective June 6, 2023, in connection with entering into the Second Amendment, interest on loans made under the Credit Agreement in U.S. Dollars accrues, at the Company's option, at a rate per annum equal to (1) (x) the Base Rate (as defined in the Credit Agreement) plus (y) a margin ranging from 0.25% to 2.75% depending upon the Company’s consolidated leverage ratio (except that, during the period that financial covenant relief is in effect (including during the extended covenant relief period provided pursuant to the Third Amendment), the margin will not be less than 2.25% per annum) or (2) (x) Term SOFR Rate (as defined in the Credit Agreement) plus (y) a credit spread adjustment of (i) for term loans, 0.10% and (ii) for revolving credit borrowings, 0.11%, 0.26% or 0.43% for one, three and six month interest periods, respectively, plus (z) a margin ranging from 1.25% to 3.75% depending upon the Company's consolidated leverage ratio (except that, during the period that financial covenant relief pursuant to the Third Amendment is in effect, the margin will not be less than 3.25% per annum) (such margin, the "Applicable Margin"). Interest on loans made under the Revolving Credit Facility in Alternative Currencies accrues at a rate per annum equal to a customary benchmark rate (including, in certain cases, credit spread adjustments) plus the Applicable Margin.
All of the Company's obligations under the Credit Agreement are unconditionally guaranteed by all of the Company's direct and indirect domestic subsidiaries, other than certain excluded subsidiaries, including, but not limited to, any domestic subsidiary the primary assets of which consist of equity or debt of non-U.S. subsidiaries, certain immaterial non-wholly-owned domestic subsidiaries and subsidiaries that are prohibited from providing a guarantee under applicable law or that would require governmental approval to provide such guarantee. The Company and the guarantors have also pledged substantially all of their assets to secure their obligations under the Credit Agreement.
No amortization is required with respect to the revolving loans. Effective June 6, 2023, in connection with entering into the Second Amendment to the Credit Agreement, the Term Loans amortize (x) during the period that financial covenant relief is in effect (including during the extended covenant relief period provided pursuant to the Third Amendment), in equal quarterly installments of 1.875% of the aggregate principal amount outstanding on the Third Restatement Effective Date, and (y) otherwise, in equal quarterly installments of 1.25% of the aggregate principal amount outstanding on the Third Restatement

Effective Date, with the balance due at maturity. The Company may voluntarily prepay borrowings at any time and from time to time, without premium or penalty, other than customary "breakage costs" in certain circumstances. Following a $250 million prepayment on the Term Loans in the third quarter of fiscal year 2024 in connection with the Third Amendment, after which there is no scheduled amortization remaining on the Term Loans.
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
Compliance with the leverage and interest expense coverage financial covenants is measured quarterly based upon the Company’s performance over the most recent four quarters, and compliance with the liquidity covenant is measured as of the last day of each monthly accounting period. As of January 28, 2024, the Company was in compliance with the financial covenants in the Credit Agreement. See “Liquidity” in Note 1, Organization and Basis of Presentation, for additional information about compliance with the financial covenants.
The Credit Agreement also contains customary provisions pertaining to events of default. If any event of default occurs, the obligations under the Credit Agreement may be declared due and payable, terminated upon written notice to the Company and existing letters of credit may be required to be cash collateralized.
The $100.0 million reduction in borrowing capacity of the Revolving Credit Facility in connection with the Second Amendment and the $250 million payment on the Term Loans in connection with the Third Amendment resulted in write-offs of deferred financing costs of $4.4 million for fiscal year 2024, which were included in "Interest expense" in the Statements of Operations.
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

In the first quarter of fiscal year 2021, the Company entered into an interest rate swap agreement with a 3 year term to hedge the variability of interest payments on the first $150.0 million of debt outstanding under the Company's Revolving Credit Facility at a LIBOR-referenced rate of 0.73%, plus a variable margin and spread based on the Company's consolidated leverage ratio. This interest rate swap agreement matured during the first quarter of fiscal year 2024.
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
Prior to the close of business on the business day immediately preceding July 1, 2027, the 2027 Notes are convertible at the option of the holders thereof only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on January 29, 2023 (and only during such fiscal quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which, for each trading day of that period, the Trading Price (as defined in the 2027 Indenture), as determined following a request by a holder of 2027 Notes in accordance with the procedures described in the 2027 Indenture, per $1,000 principal amount of 2027 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; (3) if the Company calls such 2027 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2027 Notes called (or deemed called as provided in the 2027 Indenture) for redemption; or (4) upon the occurrence of specified corporate events described in the 2027 Indenture. As of January 28, 2024, none of the conditions allowing holders of the 2027 Notes to convert had been met. On or after July 1, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2027 Notes, holders of the 2027 Notes may convert all or a portion of their 2027 Notes, regardless of the foregoing conditions. Upon conversion, the 2027 Notes will be settled in cash up to the aggregate principal amount of the 2027 Notes to be converted, and in cash, shares of the Company's common stock or any combination thereof, at the Company’s option, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2027 Notes being converted.
The Company may not redeem the 2027 Notes prior to November 5, 2025. The Company may redeem for cash all or any portion of the 2027 Notes (subject to the limitation described below), at the Company’s option, on or after November 5, 2025 and before the 61st scheduled trading day immediately preceding the maturity date if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides the related notice of sale price redemption, at a redemption price equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company redeems less than all of the outstanding 2027 Notes, at least $75.0 million aggregate principal amount of the 2027 Notes must be outstanding and not subject to redemption as of the relevant redemption notice date. No sinking fund is provided for the 2027 Notes.
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
Prior to the close of business on the business day immediately preceding August 1, 2028, the 2028 Notes will be convertible at the option of the holders thereof only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on January 28, 2024 (and only during such fiscal quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which, for each trading day of that period, the Trading Price (as defined in the 2028 Indenture), as determined following a request by a holder of the 2028 Notes in accordance with the procedures described in the Indenture, per $1,000 principal amount of the 2028 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; (3) if the Company calls such 2028 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2028 Notes called (or deemed called as provided in the 2028 Indenture) for redemption; or (4) upon the occurrence of specified corporate events described in the 2028 Indenture. As of January 28, 2024, none of the conditions allowing holders of the 2028 Notes to convert had been met. On or after August 1, 2028 until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2028 Notes, holders of the 2028 Notes may convert all or a portion of their 2028 Notes, regardless of the foregoing conditions. Upon conversion, the 2028 Notes will be settled in cash up to the aggregate principal amount of the 2028 Notes to be converted, and in cash, shares of the Company's common stock or any combination thereof, at the Company’s option, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2028 Notes being converted.
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
Debt Commitment Letter
In connection with the Sierra Wireless Acquisition (see Note 3, Acquisition and Divestiture), the Company entered into a commitment letter, dated as of August 2, 2022 (the “Commitment Letter”) with JPM, pursuant to which JPM committed to provide (a) a backstop of certain amendments to the Company's then-existing Credit Agreement and (b) a 364-day bridge loan facility in the aggregate principal amount of $1.2 billion (the "Bridge Commitment"), subject to certain mandatory commitment reductions customary for a bridge loan facility. During the third quarter of fiscal year 2023, the amendment and restatement of the Credit Agreement disclosed above and the issuance of the 2027 Notes disclosed above occurred to replace the backstop commitment and the Bridge Commitment.
Interest Expense
Interest expense was comprised of the following components for the periods presented:

	Fiscal Year Ended
(in thousands)	January 28, 2024	January 29, 2023	January 30, 2022
Contractual interest	$94,233	$11,187	$3,665
Interest rate swap agreement	(10,186)	(2,217)	945
Amortization of deferred financing costs	7,320	1,421	481
Write-off of deferred financing costs	4,446	—	—
Debt commitment fee (1)	—	7,255	—
Total interest expense	$95,813	$17,646	$5,091
(1) One-time fee incurred in connection with the Commitment Letter disclosed above.
As of January 28, 2024, there was $2.9 million outstanding under the letters of credit, swing line loans and alternative currency sub-facilities.

Note 11: Share-Based Compensation
Financial Statement Effects and Presentation
Pre-tax share-based compensation, excluding the acceleration of Sierra Wireless equity awards, was included in the Statements of Operations for fiscal years 2024, 2023 and 2022 as follows:

	Fiscal Year Ended
(in thousands)	January 28, 2024	January 29, 2023	January 30, 2022
Cost of sales	$1,995	$2,645	$2,901
Selling, general and administrative	25,331	21,493	32,578
Product development and engineering	12,844	15,110	15,710
Share-based compensation	$40,170	$39,248	$51,189
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
In fiscal year 2024, the Company granted to certain employees 2,173,582 restricted stock units that settle in shares, including 123,652 restricted stock units granted to the current Chief Executive Officer ("CEO") that vest quarterly over a 3-year period and 232,635 restricted stock units granted to the former CEO ("Former CEO") prior to his retirement that vest quarterly over an 18-month period. In fiscal year 2024, the Company granted to certain employees 9,432 restricted stock units that settle in cash.
The following table summarizes the activity for restricted stock units awarded to employees for fiscal year 2024:

(in thousands, except per share data)	Total Units	Units Subject to Share Settlement	Units Subject to Cash Settlement	Weighted-Average Grant Date Fair Value (per share)
Nonvested at January 29, 2023	1,639	1,639	—	$52.91
Granted	2,183	2,174	9	21.41
Vested	(763)	(763)	—	49.67
Forfeited	(460)	(459)	(1)	40.32
Nonvested at January 28, 2024	2,599	2,591	8	$29.64
The aggregate unrecognized compensation for the non-vested restricted stock units that settle in shares as of January 28, 2024 was $58.1 million, which will be recognized over a weighted-average period of 2.2 years. The aggregate unrecognized compensation for the non-vested restricted stock units that settle in cash as of January 28, 2024 was $0.1 million, which will be recognized over a weighted-average period of 2.1 years.
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
The restricted stock units that are to be settled in cash are accounted for as liabilities. These awards are not typically settled until a non-employee director’s separation from service. The value of both the unvested and vested but unsettled awards are re-measured at the end of each reporting period until settlement. As of January 28, 2024, the total number of vested, but unsettled awards was 230,231 units and the liability associated with these awards was $4.4 million, of which $1.8 million was included in "Accrued liabilities" in the Balance Sheets related to two previous non-employee directors currently serving short-term non-employee consultancies for the Company. The remaining $2.6 million was included in "Other long-term liabilities" in the Balance Sheets.

The restricted stock units that are to be settled in shares are accounted for as equity. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date, based on the fair value of the Company's common stock at the grant date, and recognized as share-based compensation expense over the requisite vesting period (typically one year).
The following table summarizes the activity for restricted stock units awarded to non-employee directors for fiscal year 2024:

(in thousands, except per share data)	Total Units	Units Subject to Share Settlement	Units Subject to Cash Settlement	Weighted-Average Grant Date Fair Value (per share)
Nonvested at January 29, 2023	32	16	16	$51.97
Granted	80	40	40	24.21
Vested	(36)	(18)	(18)	22.09
Nonvested at January 28, 2024	76	38	38	$24.76
Total Stockholder Return ("TSR") Market-Condition Restricted Stock Units
The Company grants TSR market-condition restricted stock units (the "TSR Awards") to certain executives of the Company, which are settled in shares and accounted for as equity awards. The TSR Awards have a pre-defined market condition, which determines the number of shares that ultimately vest, as well as a service condition. The market condition is determined based upon the Company’s TSR benchmarked against the TSR of an index over one, two and three-year periods-year performance periods (one-third of the awards vesting each performance period). For fiscal year 2024 grants, the benchmark was against the Russell 3000 Index. For prior year grants, the benchmark was against the S&P SPDR Semiconductor ETF (NYSE: XSD). Generally, the TSR Awards recipients must be employed for the entire performance period and be an active employee at the time of vesting of the awards. The TSR Awards are valued as of the grant date using a Monte Carlo simulation which takes into consideration the possible outcomes pertaining to the TSR market condition and expense is recognized on a straight-line basis over the requisite service periods and is adjusted for any actual forfeitures.
In fiscal years 2024, 2023 and 2022, the Company granted, 202,951, 125,399 and 81,688, respectively, of TSR Awards. The 202,951 TSR Awards granted in fiscal year 2024 included 109,107 TSR Awards granted in the first quarter of fiscal year 2024, which have grant-date fair values per unit for each one, two and three-year performance periods of $39.47, $45.36 and $49.79, respectively, 61,827 TSR Awards granted in the second quarter of fiscal year 2024, which have grant-date fair values per unit for each one, two and three-year performance periods of $23.65, $32.78 and $38.65, respectively, and 32,017 TSR Awards granted in the third quarter of fiscal year 2024, which have grant-date fair values per unit for each one, two and three-year performance periods of $24.05, $32.09 and $37.51, respectively. Under the terms of the TSR Awards granted in fiscal year 2024, assuming the highest performance level of 200% with no cancellations due to forfeitures, the maximum potential number of shares that can be earned in aggregate for the cumulative fiscal years 2024, 2025 and 2026 performance periods would be 405,902 shares.
The following table summarizes the activity for the TSR Awards for fiscal year 2024:

(in thousands, except per share data)	Total Units	Weighted-Average Grant Date Fair Value (per share)
Nonvested at January 29, 2023	88	$75.18
Granted	203	38.70
Vested	—	—
Cancelled/Forfeited (1)	(186)	52.10
Nonvested at January 28, 2024	105	$45.66
(1) Primarily represents cancellations due to awards not meeting the performance target, as well as forfeitures due to the terminations of certain officers.
Amounts in the table above include the stated number of awards granted and outstanding. However, the number of awards that ultimately vest may be higher or lower than the originally granted amounts depending upon the actual TSR achievement level over the performance period. For example, of the 71,696 awards scheduled to vest on January 28, 2024, none actually vested due to lower than target TSR achievement levels.
The aggregate unrecognized compensation expense for TSR Awards as of January 28, 2024 was $3.2 million, which will be recognized over a weighted-average period of 1.4 years.
Financial Metric-Based Restricted Stock Units
The Company grants financial metric-based restricted stock units (the "Metric-based Awards") to certain executives of the Company, which are settled in shares and accounted for as equity awards. The Metric-based Awards have a performance condition in addition to a service condition. The number of vested shares for each performance period is determined based on the Company’s attainment of pre-established revenue and non-GAAP operating income targets for the respective performance period. The vesting for tranches after the initial performance period is dependent on revenue and non-GAAP operating income for the preceding performance period. The Metric-based Awards are valued as of the measurement date and compensation cost is recognized using the accelerated attribution method over the requisite service period based on the number of shares that are probable of attainment for each fiscal year.
In fiscal year 2024, the Company granted 189,918 Metric-based Awards that vest over one, two and three-year performance periods (one-third of the awards vesting each performance period). There were no Metric-based Awards granted in fiscal years 2023 or 2022. Generally, the Metric-based Awards recipients must be employed for the entire performance period and be an active employee at the time of vesting of the awards. Under the terms of these awards, assuming the highest performance level of 200% with no cancellations due to forfeitures, the maximum potential number of shares that can be earned in aggregate for the cumulative fiscal years 2024, 2025 and 2026 performance periods would be 379,836 shares.
The following table summarizes the activity for the Metric-based Awards for fiscal year 2024:

(in thousands, except per share data)	Total Units	Weighted-Average Grant Date Fair Value (per share)
Nonvested at January 29, 2023	—	$—
Granted	190	26.12
Vested	—	—
Cancelled/Forfeited (1)	(74)	30.21
Nonvested at January 28, 2024	116	$23.53
(1) Primarily represents cancellations due to awards not meeting the performance targets, as well as forfeitures due to the terminations of certain officers.
Amounts in the table above include the stated number of Metric-based Awards granted and outstanding. However, the number of Metric-based Awards that ultimately vest may be higher or lower than the originally granted amounts depending upon the actual achievement level over the performance period.
The aggregate unrecognized compensation expense for Metric-based Awards as of January 28, 2024 was $1.5 million, which will be recognized over a weighted-average period of 1.3 years.
Market-Condition Restricted Stock Units, Employees
In fiscal year 2022, the Company granted 54,928 restricted stock units to certain executives of the Company, which had a pre-defined market condition that determined the number of shares that would ultimately vest. These market-condition restricted stock unit awards ("Market-Condition Awards") were eligible to vest during the period that commenced on March 9, 2021 and ended on March 5, 2024 (the "Performance Period") as follows: the restricted stock units covered by the Market-Condition Awards would vest if, during any consecutive 30 trading day period that commenced and ended during the Performance Period, the average per-share closing price of the Company’s common stock equaled or exceeded $95.00. The Market-Condition Awards would also vest at a pro-rata percentage of the unvested portion of the total restricted units if a majority change in control of the Company occurred during the Performance Period and, in connection with such event, the Company’s stockholders became entitled to receive per-share consideration having a value equal to or greater than $71.00 but less than $95.00. If the change in control per-share consideration was equal to or greater than $95.00, the awards would fully vest. The Market-Condition Awards were valued as of the grant date using a Monte Carlo simulation model and expense was recognized on a straight-line basis over the requisite service period, adjusted for any actual forfeitures. The grant-date fair value per unit of the awards granted in fiscal year 2022 was $49.55. In fiscal years 2024 and 2023, 18,309 and 14,084, respectively, of the Market-Condition Awards were forfeited due to the terminations of certain officers. As of January 28, 2024, 22,535 of the Market-Condition Awards were outstanding and the aggregate compensation expense for the Market-Condition Awards had been fully recognized. Subsequent to January 28, 2024, in the first quarter of fiscal year 2025, the Performance Period ended and the remaining Market-Condition Awards were cancelled due to lower than target achievement levels.
Market-Condition Restricted Stock Units, Former CEO
In fiscal year 2020, the Company granted the Former CEO 320,000 restricted stock units subject to a market condition. The award was eligible to vest during the period commencing March 5, 2019, and ending March 5, 2024 (the "Performance Period") as follows: 30% of the restricted stock units covered by the award would vest if, during any consecutive 30 day trading period that commenced and ended during the Performance Period, the average per-share closing price of the Company’s common stock equaled or exceeded $71.00 ("Tranche 1") and the award would vest in full if, during any consecutive 30 day trading period that commenced and ended during the Performance Period, the average per-share closing price of the Company’s common stock equaled or exceeded $95.00 ("Tranche 2"). The fair values of Tranche 1 and Tranche 2 at the grant date were determined to be $44.32 and $33.19, respectively, by application of the Monte Carlo simulation model. Expense was recognized on a straight-line basis over the requisite service periods and was adjusted for actual forfeiture.
On January 8, 2021, the Company's 30 day average-per-share closing price met the threshold for Tranche 1 resulting in the vesting of 30%, or 96,000 restricted stock units, of the original award. On June 29, 2023, the remaining 224,000 restricted stock units under the award were forfeited due to the Former CEO's retirement. No restricted stock units were outstanding for the award as of January 28, 2024.
Non-Qualified Stock Options
From time to time, the Company grants non-qualified stock options to employees and/or non-employee directors. The fair values of these grants are measured on the grant date and recognized as expense over the requisite vesting period (typically 3-4 years). The Company uses the Black-Scholes pricing model to value stock options. The maximum contractual term of stock options is generally 6 to 10 years. In fiscal year 2023, the Company granted 541,530 stock options to employees with a 3-year vesting period and a 4-year expected term. There were no stock options granted in fiscal years 2024 or 2022.
The following table summarizes the activity for stock options for fiscal year 2024:

(in thousands, except per share data)	Number of Shares	Weighted- Average Exercise Price (per share)	Aggregate Intrinsic Value (1)	Number of Shares Exercisable	Weighted-Average Contractual Term (years)
Vested and expected to vest at January 29, 2023	608	$30.96	$2,151	68	5.4
Exercised	—	—	—
Forfeited	(107)	31.14
Vested and expected to vest at January 28, 2024	501	$30.92	$8	201	4.5
Vested and exercisable at January 28, 2024	201	$33.35	$8		4.0
(1) The aggregate intrinsic value of stock options vested and exercisable and vested and expected to vest as of January 28, 2024 is calculated based on the difference between the exercise price and the $20.59 closing price of the Company's common stock as of January 28, 2024.
The aggregate unrecognized compensation expense for the outstanding stock options as of January 28, 2024 was $3.4 million, which will be recognized over a weighted-average period of 1.8 years.
The following table summarizes information regarding nonvested stock option awards at January 28, 2024:

(in thousands, except per share data)	Number of Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Grant Date Fair Value (per share)
Nonvested at January 29, 2023	540	$29.30	$12.77
Vested	(155)	29.30	12.77
Forfeited	(85)	29.30	12.77
Nonvested at January 28, 2024	300	$29.30	$12.77
The number of authorized shares remaining available for grant under the equity incentive plan was 4,876,938 as of January 28, 2024.

Note 12: Income Taxes
The Company's regional income before income taxes and equity in net gains (losses) of equity method investments was as follows:

	Fiscal Year Ended
(in thousands)	January 28, 2024	January 29, 2023	January 30, 2022
Domestic	$(306,039)	$(59,961)	$(16,593)
Foreign	(735,516)	138,428	155,662
Total	$(1,041,555)	$78,467	$139,069
The provision for income taxes consisted of the following:

	Fiscal Year Ended
(in thousands)	January 28, 2024	January 29, 2023	January 30, 2022
Current income tax provision (benefit)
Federal	$1,758	$8,291	$1,078
State	1	17	211
Foreign	8,750	24,231	16,374
Subtotal	10,509	32,539	17,663
Deferred income tax provision (benefit)
Federal	50,938	(23,730)	(1,797)
State	51	(28)	—
Foreign	(10,979)	8,563	(327)
Subtotal	40,010	(15,195)	(2,124)
Provision for income taxes	$50,519	$17,344	$15,539
The provision for income taxes reconciles to the amount computed by applying the statutory federal rate to income before taxes as follows:

	Fiscal Year Ended
(in thousands)	January 28, 2024	January 29, 2023	January 30, 2022
Federal income tax at statutory rate	$(218,726)	$16,478	$29,194
State income taxes, net of federal benefit	(9,989)	(4,134)	272
Foreign taxes differential, including withholding taxes	(36,408)	(11,636)	(6,611)
Tax credits generated	(6,054)	(6,922)	(9,008)
Changes in valuation allowance	149,209	6,500	1,778
Gain on intra-entity asset transfer of intangible assets	—	(8,735)	—
Changes in uncertain tax positions	1,877	826	180
Equity compensation	2,929	430	(2,698)
GILTI and Subpart F income	—	7,385	441
Transaction costs	—	13,729	—
Goodwill impairment	193,699	—	—
Nondeductible officers compensation	741	1,326	3,052
Other	(26,759)	2,097	(1,061)
Provision for income taxes	$50,519	$17,344	$15,539
The Company’s tax expense benefited from its operations in lower tax jurisdictions, such as Switzerland, research tax credits, the recognition of excess tax benefits related to share-based compensation and from an intra-entity assignment of intangible assets that received a tax basis step-up. The Company's tax expense increased due to disallowed transaction costs, goodwill impairments, change in the valuation allowance and an increase in global intangible low-taxed income ("GILTI"), driven by the capitalization of R&D costs as mandated by the Tax Cuts and Jobs Act (the "Tax Act").

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
On December 22, 2023, the Swiss Federal Council officially declared the entry into force of the Swiss implementation of the OECD’s Pillar Two rules beginning January 1, 2024, which imposes global minimum tax of 15% on multination enterprises with an annual revenue exceeding €750 million in at least two out of the last four years. The Company expects to meet the revenue thresholds requirement in fiscal year 2026, and these provisions will adversely impact our provision for income taxes.
The Creating Helpful Incentives to Produce Semiconductors and Science Act (“CHIPS Act”) provides for various incentives and tax credits, including the Advanced Manufacturing Investment Credit (“AMIC”), which equals 25% of qualified investments in an advanced manufacturing facility that is placed in service after December 31, 2022. At least a portion of our current and future capital expenditures and research and development costs will qualify for this credit, which benefits us by allowing us to net the credit received against our costs. The AMIC credit is accounted for outside of ASC 740 as a reduction to the depreciable basis of the assets used in operations and will not have an impact on our effective tax rate.
The Tax Act imposed a U.S. tax on GILTI income that is earned by certain foreign affiliates owned by a U.S. stockholder. In accordance with guidance issued by the FASB, the Company has made a policy election to treat future taxes related to GILTI as a current period expense in the reporting period in which the tax is incurred.
Prior to the enactment of the Tax Act, with few exceptions, U.S. federal income and foreign withholding taxes had not been provided on the excess of the amount for financial reporting over the tax basis of investments in the Company’s foreign subsidiaries that were essentially permanent in duration. With the enactment of the Tax Act, all historic and current foreign earnings are taxed in the U.S. Depending on the jurisdiction, these foreign earnings are potentially subject to a withholding tax, if repatriated. As of January 28, 2024, the historical undistributed earnings of the Company’s foreign subsidiaries are intended to be permanently reinvested outside of the U.S.
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

The components of the net deferred income tax assets and liabilities at January 28, 2024 and January 29, 2023 were as follows:

(in thousands)	January 28, 2024	January 29, 2023
Non-current deferred tax assets:
Inventory reserve	$8,091	$6,127
Bad debt reserve	447	20
Foreign tax credits	1,737	3,294
Research credit carryforward	78,593	61,699
NOL carryforward	107,030	95,955
Payroll and related accruals	8,253	10,433
Share-based compensation	2,904	4,014
Foreign pension deferred	632	474
Accrued sales reserves	3,498	684
Research and development charges	20,274	14,835
Leasing deferred assets	7,001	3,932
OID interest	12,812	19,421
Other reserves	1,176	8,255
Section 163(J) Limitation	17,696	3,711
Other deferred assets	4,181	554
Intangibles	72,946	5,296
Valuation allowance	(304,355)	(156,850)
Total non-current deferred tax assets	42,916	81,854
Non-current deferred tax liabilities:
Property, plant and equipment	(7,937)	(7,952)
Goodwill and other intangibles	(7,406)	(6,273)
Leasing deferred liabilities	(5,866)	(3,780)
Other non-current deferred tax liabilities	(4,523)	(5,130)
Total non-current deferred tax liabilities	(25,732)	(23,135)
Net deferred tax assets	$17,184	$58,719
As of January 28, 2024, the Company had U.S. gross federal and state research credits available of approximately $10.8 million and $24.4 million, respectively, which are available to offset taxable income. In connection with the Sierra Wireless Acquisition, the Company acquired approximately $6.6 million of fully reserved U.S. research credit carryforwards. The Company's U.S. credits will expire between fiscal years 2029 through 2044. The Company also had gross Canadian research credits available of approximately $44.2 million. Included in the $44.2 million are $32.4 million of Canadian research credit carryforwards that were acquired in connection with the Sierra Wireless Acquisition. The Company's Canadian credits will expire by fiscal year 2044.
As of January 28, 2024, the Company had U.S. gross federal net operating loss ("NOL") carryforwards of $80.3 million and state NOL carryforwards of $131.1 million, which, subject to certain limitations, are available to offset future taxable income through fiscal year 2044. The federal NOL carryforwards are primarily NOLs acquired in the Sierra Wireless Acquisition. These will expire at various dates through 2038 for losses generated prior to tax year 2018. For losses generated during tax year 2018 and future years, the NOL carryforward period is indefinite, but the loss utilization will be limited to 80% of taxable income. A portion of these losses may be subject to annual limitations due to ownership change provisions under Section 382 of the Internal Revenue Code ("IRC"). This limitation may result in the expiration of NOLs before utilization.
Additionally, the Company had fully reserved gross NOLs in Canada and France, for $40.0 million and $264.1 million respectively, for companies acquired during the Sierra Wireless Acquisition. The Company also has a gross Swiss NOL of $17.5 million, and a gross UK NOL of $4.1 million.
As of January 28, 2024 and January 29, 2023, the Company had approximately $321.5 million and $215.6 million of net deferred tax assets, respectively, the majority of which are in the U.S., Canada and France. The Company has recorded valuation allowances of $304.4 million and $156.9 million against its deferred tax assets at January 28, 2024 and January 29, 2023, respectively, based on the Company's assessment of its ability to utilize its deferred tax assets. The large increase in valuation allowance was mainly due to the Sierra Wireless Acquisition (discussed in Note 3). In connection with the acquisition, the Company reassessed the valuation allowances and evaluated the recoverability of its deferred tax assets, considering all available evidence such as earnings history and tax planning strategies. After weighing all positive and negative evidence, the Company maintains a valuation allowance for assets if it is more likely than not that some, or all, of its deferred tax assets will not be realized. Positive evidence considered included reversing taxable temporary differences. Negative evidence considered included the cumulative pre-tax losses recorded during the three-year period ended January 28, 2024, on both an annual and cumulative basis. In jurisdictions where the Company has cumulative losses, the Company has recorded a full valuation allowance on deferred tax assets. As of January 28, 2024, the Company continues to maintain full valuation allowance on DTAs in the U.S. and France, as well as a partial valuation allowance on DTAs in Canada.
During the second quarter of fiscal year 2024, the Company determined utilization of its net DTAs in the U.S. was limited, and accordingly recorded an increase to its valuation allowance reserve of $52.8 million. This determination was made after evaluating both the positive and negative evidence regarding the recoverability of the Company’s net U.S. DTAs. Significant negative evidence that led to this conclusion included substantial cumulative GAAP financial losses, goodwill impairment (as discussed in Note 8, Goodwill and Intangible Assets), and in the absence of additional actions, the Company's inability to maintain compliance with the financial covenants over the next twelve months from the issuance of the accompanying interim unaudited condensed consolidated financial statements.
Changes in the valuation allowance for the three years ended January 28, 2024 are summarized in the table below:

	Fiscal Year Ended
(in thousands)	January 28, 2024	January 29, 2023	January 30, 2022
Beginning balance	$156,850	$17,506	$15,751
Assumed valuation allowance from Sierra Wireless Acquisition	—	116,528	—
Additions	147,505	22,816	2,605
Releases	—	—	(850)
Ending balance	$304,355	$156,850	$17,506
The current year additions of $147.5 million primarily consists of valuation allowance on deferred tax assets related to purchased intangibles, disallowed interest expense carried forward under IRC section 163j ("Section 163j") and other U.S. deferred taxes. The change in the valuation allowance related to the Convertible Note Hedge Transactions of $1.7 million is included in the Statements of Stockholders' Equity (Deficit). The change in the valuation allowance for Section 163j and state deferred taxes of $149.2 million is included in the fiscal year 2024 provision for income taxes in the Consolidated Statements of Operations.
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (before federal impact of state items) is as follows:

	Fiscal Year Ended
(in thousands)	January 28, 2024	January 29, 2023
Beginning balance	$31,471	$27,051
Assumed uncertain tax positions related to Sierra Wireless Acquisition	—	3,578
Net additions based on tax positions related to the current year	1,016	700
Additions based on tax positions related to prior years	5,227	533
Reductions as a result of lapsed statutes	(834)	—
Reductions for settlements with tax authorities	(332)	(391)
Ending balance	$36,548	$31,471
Included in the balance of gross unrecognized tax benefits at January 28, 2024 and January 29, 2023, are $14.6 million and $12.6 million, respectively, of net tax benefits (after federal impact of state items) that, if recognized, would impact the effective tax rate. The Company believes that it is reasonably possible that its balance of gross unrecognized tax benefits may decrease by approximately $16 million within the next twelve months due to expiration of statute.

The liability for UTP is reflected on the Balance Sheets as follows:

	Fiscal Year Ended
(in thousands)	January 28, 2024	January 29, 2023
Deferred tax assets - non-current	$20,519	$17,446
Other long-term liabilities	14,632	12,641
Total uncertain tax positions	$35,151	$30,087
The Company’s policy is to include net interest and penalties related to unrecognized tax benefits within the provision for taxes in the Statements of Operations. The Company had approximately $2.8 million of net interest and penalties accrued at January 28, 2024.
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
The components of lease expense were as follows:

	Fiscal Year Ended
(in thousands)	January 28, 2024	January 29, 2023
Operating lease cost	$8,505	$5,939
Short-term lease cost	1,734	1,498
Less: sublease income	(644)	(170)
Total lease cost	$9,595	$7,267
Supplemental cash flow information related to leases was as follows:

	Fiscal Year Ended
(in thousands)	January 28, 2024	January 29, 2023
Cash paid for amounts included in the measurement of lease liabilities	$8,523	$5,759
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,086	$16,772
Right-of-use asset impairment (1)	$3,884	$—
(1) Right-of-use asset impairment relates to abandonments classified as restructuring (see Note 17, Restructuring).

January 28, 2024
Weighted-average remaining lease term - operating leases (in years)	5.4
Weighted-average discount rate on remaining lease payments - operating leases	6.9%
Supplemental balance sheet information related to leases was as follows:

(in thousands)	January 28, 2024	January 29, 2023
Operating lease right-of-use assets in "Other Assets"	$23,870	$31,807

Operating lease liabilities in "Accrued Liabilities"	$6,560	$6,209
Operating lease liabilities in "Other long-term Liabilities"	22,033	26,484
Total operating lease liabilities	$28,593	$32,693
Maturities of lease liabilities as of January 28, 2024 are as follows:

(in thousands)
Fiscal Year Ending:
2025	$8,351
2026	7,075
2027	5,215
2028	4,570
2029	3,717
Thereafter	5,856
Total lease payments	34,784
Less: imputed interest	(6,191)
Total	$28,593

Note 14: Commitments and Contingencies
Unconditional Purchase Commitments
The following table presents the Company’s open capital commitments and other open purchase commitments for the purchase of plant, equipment, raw material, supplies and services as of January 28, 2024:

(in thousands)	Less than 1 year	1-3 years	Total
Open capital purchase commitments	$5,457	$—	$5,457
Other open purchase commitments	252,264	12,853	265,117
Total purchase commitments	$257,721	$12,853	$270,574
Legal Matters
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
Because the outcomes of litigation and other legal matters are inherently unpredictable, the Company’s evaluation of legal matters or proceedings often involves a series of complex assessments by management about future events and can rely heavily on estimates and assumptions. While the consequences of certain unresolved matters and proceedings are not presently determinable, and an estimate of the probable and reasonably possible loss or range of loss for such proceedings cannot be reasonably made, an adverse outcome from such proceedings could have a material adverse effect on the Company’s earnings in any given reporting period. However, in the opinion of management, after consulting with legal counsel, any ultimate liability related to current outstanding claims and lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company’s control.
As such, even though the Company intends to vigorously defend itself with respect to its legal matters, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company’s business, financial condition, operating results, or cash flows.
On June 14, 2022, Denso Corporation, and several of its affiliates (collectively "Denso"), filed a complaint against Sierra Wireless and several of its affiliates ("Sierra Entities") in the Superior Court of California, County of San Diego. Denso asserts eight causes of action, including claims for breach of express and implied warranties, equitable indemnification, negligent and intentional misrepresentation, unjust enrichment, promissory estoppel, and declaratory judgment, based on an alleged defect related to the GPS week number rollover date. Denso alleges that it incurred in excess of $84 million in damages and costs to implement a firmware update provided by Sierra Entities' supplier in late 2018, before Sierra Wireless disposed of the automotive business, to address the alleged product defect. Denso filed an amended complaint on September 23, 2022, asserting essentially the same eight causes of action. After briefing on a demurrer and initial discovery, the parties' reached a settlement agreement on September 18, 2023 with payments to be made in four quarterly installments commencing on or before September 30, 2023.
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
The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based on the latest determinations by the RWQCB and the most recent actions taken pursuant to the remedial action plan, the Company estimates the total range of probable loss to be between $7.9 million and $9.4 million. To date, the Company has made $6.4 million in payments towards the remedial action plan. The estimated range of probable loss remaining as of January 28, 2024 was between $1.5 million and $3.0 million. Given the uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss. Therefore, the Company has recorded the minimum amount of probable loss and as of January 28, 2024, has a remaining accrual of $1.5 million related to this matter. These estimates could change as a result of changes in planned remedial actions, further actions from the regulatory agency, remediation technology and other factors.
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
Retirement Plans
The Company contributed $1.9 million, $1.5 million and $1.4 million in fiscal years 2024, 2023 and 2022, respectively, to the 401(k) retirement plan maintained for its employees based in the U.S.
In addition, the Company also contributed $1.7 million, $0.9 million and $0.8 million in fiscal years 2024, 2023 and 2022, respectively, to a defined contribution plan for its employees in Canada.
The Company has defined benefit pension plans for the employees of its Swiss subsidiaries (the "Swiss Plans"), which it accounts for in accordance with ASC 715-30, "Defined Benefit Plans – Pension." The Swiss Plans provide government-mandated retirement, death and disability benefits. Under the Swiss Plans, the Company and its employees make government-mandated minimum contributions. Minimum contributions are based on the respective employee’s age, salary and gender. As of January 28, 2024 and January 29, 2023, the Swiss Plans had an unfunded net pension obligation of approximately $5.2 million and $3.1 million, respectively, plan assets of approximately $40.9 million and $44.0 million, respectively, and projected benefit obligation of approximately $44.8 million and $47.1 million, respectively. For fiscal years 2024 and 2023, net periodic pension expense was $1.6 million and $1.4 million, respectively, and contributions made by the Company were $1.8 million and $1.8 million, respectively.

The Company records a post-retirement benefit for the employees of its French subsidiary (the "French Plan"), which it accounts for in accordance with ASC 715-30. The French Plan is defined by the collective bargaining agreement of R&D, IT and consulting firms. Minimum contributions are based on the respective years of service for all permanent employees. As of January 28, 2024, the French Plan had an unfunded net pension obligation of approximately $1.1 million, plan assets of zero and projected benefit obligation of approximately $1.1 million. As of January 29, 2023, the French Plan had an unfunded net pension obligation of approximately $0.9 million, plan assets of zero and a projected benefit obligation of approximately $0.9 million. For fiscal years 2024 and 2023, net periodic pension expense was $0.1 million and $0.1 million, respectively, and contributions made by the Company were $0.5 million and $0.6 million, respectively.
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
Under this plan, the Company incurred, net of forfeitures, expense of $7.4 million, income of $2.3 million and expense of $2.7 million in fiscal years 2024, 2023 and 2022, respectively. For fiscal years 2024, 2023 and 2022, these amounts included a loss of $0.1 million, a loss of $0.5 million and a gain of $1.5 million, respectively, resulting from total return swap contracts used to hedge the market risk associated with the unfunded portion of the deferred compensation liability. See Note 19, Derivatives and Hedging Activities, for further discussion of the Company's derivative instruments.
The Company’s liability for the deferred compensation plan is presented below:

(in thousands)	January 28, 2024	January 29, 2023
Accrued liabilities	$7,412	$4,714
Other long-term liabilities	32,288	37,563
Total deferred compensation liabilities under this plan	$39,700	$42,277
The Company has purchased whole life insurance on the lives of certain current deferred compensation plan participants. This corporate-owned life insurance is held in a grantor trust and is intended to cover a majority of the Company’s costs of the deferred compensation plan. Changes in the cash surrender value of the corporate-owned life insurance resulted in a net gain of $4.9 million, loss of $1.5 million and gain $1.6 million in fiscal years 2024, 2023 and 2022, respectively. The $4.0 million decrease in the cash surrender value of the corporate-owned life insurance as of January 28, 2024 compared to January 29, 2023 was primarily related to $8.9 million of distributions used to settle payments related to the deferred compensation liability, partially offset by an overall $4.9 million increase in market value reflected in earnings.
The cash surrender value of the Company's corporate owned life insurance is presented below:

(in thousands)	January 28, 2024	January 29, 2023
Other current assets	$4,538	$—
Other assets	25,098	33,676
Total cash surrender value of corporate-owned life insurance	$29,636	$33,676

Note 15: Concentration of Risk
The following significant customers accounted for at least 10% of the Company's net sales in one or more of the periods indicated:

	Fiscal Year Ended
(percentage of net sales) (1)	January 28, 2024	January 29, 2023	January 30, 2022
Trend-tek Technology Ltd. (and affiliates)	*	16%	17%
Frontek Technology Corporation (and affiliates)	10%	13%	18%
CEAC International Ltd. (and affiliates)	*	11%	11%
Arrow Electronics (and affiliates)	*	*	10%
(1) In each period with an asterisk, the customer represented less than 10% of the Company's net sales.
The following table shows the customers that have an outstanding receivable balance that represents at least 10% of the Company's total net receivables as of one or more of the dates indicated:

(percentage of net receivables) (1)	January 28, 2024	January 29, 2023
Frontek Technology Corporation (and affiliates)	15%	*
(1) In each period with an asterisk, the customer represented less than 10% of the Company's net receivables.
For fiscal years 2024, 2023 and 2022, authorized distributors accounted for approximately 66%, 85% and 87%, respectively, of the Company’s net sales. The lower percentage of distributor sales in fiscal year 2024 primarily relates to sales channels associated with the Sierra Wireless business, which we acquired in January 2023. Generally, the Company does not have long-term contracts with its distributors and most can terminate their agreement with little or no notice. For fiscal year 2024, the Company's largest distributors were based in Asia.
Outside Subcontractors and Suppliers
The Company relies on a limited number of third-party subcontractors and suppliers for the supply of silicon wafers, chipsets and other electronic components, and for product manufacturing, packaging, testing and certain other tasks. Disruption or termination of supply sources or subcontractors have delayed and could in the future delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. A significant amount of the Company’s third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in the U.S., China and Taiwan. A significant amount of the Company’s assembly and test operations are conducted by third-party contractors in China, Malaysia, Mexico, Taiwan and Vietnam.

Note 16: Segment Information
The Company's CEO functions as the chief operating decision maker ("CODM"). The CODM makes operating decisions and assesses performance based on the Company's major product lines, which represent its operating segments. The Company currently has four operating segments—Signal Integrity, Analog Mixed Signal and Wireless, IoT Systems, and IoT Connected Services—that represent four separate reportable segments.
Historically, the Company had three operating segments—Signal Integrity, Wireless and Sensing, and Protection—that had been aggregated into two reportable segments identified as the High-Performance Analog Group, which was comprised of the Signal Integrity and Wireless and Sensing operating segments, and the System Protection Group, which was comprised of the Protection operating segment. In the fourth quarter of fiscal year 2023, as a result of organizational restructuring, the proximity sensing business and the power business were moved from the previous Wireless and Sensing operating segment into the newly formed Advanced Protection and Sensing operating segment, which also includes the Protection business. Following this organizational restructuring, the Company determined that Signal Integrity and the revised Wireless and Sensing operating segments were no longer economically similar and as a result the Company has concluded that Signal Integrity should be separately reported as its own reportable segment. Also in the fourth quarter of fiscal year 2023, in conjunction with the Sierra Wireless Acquisition, the Company formed two additional operating segments including the IoT System operating segment, which absorbed the Company's revised Wireless and Sensing operating segment, and the IoT Connected Services operating segment. In the fourth quarter of fiscal year 2024, as a result of organizational restructuring, the wireless business, which was previously included in the IoT Systems operating segment, and the SDVoE business, which was previously included in the Signal Integrity operating segment, were moved into the Analog Mixed Signal and Wireless operating segment, formerly the Advanced Protection and Sensing operating segment, which also includes the proximity sensing, power and protection businesses. As a result of the reorganization, the Company has four reportable segments. All prior year information in the tables below has been revised retrospectively to reflect the change to the Company's reportable segments.
The Company’s assets are commingled among the various operating segments and the CODM does not use asset information in making operating decisions or assessing performance. Therefore, the Company has not included asset information by reportable segment in the segment disclosures below.
Net sales and gross profit by reportable segment were as follows:

	Fiscal Year Ended
(in thousands)	January 28, 2024		January 29, 2023		January 30, 2022
Net sales:
Signal Integrity	$177,033	20%	$298,290	39%	$286,259	39%
Analog Mixed Signal and Wireless	260,264	30%	443,239	59%	454,599	61%
IoT Systems	334,904	39%	9,811	1%	—	—%
IoT Connected Services	96,557	11%	5,193	1%	—	—%
Total net sales	$868,758	100%	$756,533	100%	$740,858	100%
Gross profit:
Signal Integrity	$101,245		$208,510		$195,984
Analog Mixed Signal and Wireless	146,598		274,515		274,215
IoT Systems	134,277		3,245		—
IoT Connected Services	47,228		2,489		—
Unallocated costs, including share-based compensation, amortization of acquired technology and acquired technology impairments	(133,098)		(10,201)		(9,060)
Total gross profit	$296,250		$478,558		$461,139

Geographic Information
Net sales activity by geographic region was as follows:

	Fiscal Year Ended
(in thousands, except percentages)	January 28, 2024		January 29, 2023		January 30, 2022
Asia-Pacific	$505,603	58%	$543,795	72%	$583,852	79%
North America	237,132	27%	109,444	14%	90,796	12%
Europe	126,023	15%	103,294	14%	66,210	9%
Total net sales	$868,758	100%	$756,533	100%	$740,858	100%
The Company attributes sales to a country based on the ship-to address. The table below summarizes sales activity to geographies that represented greater than 10% of total sales for at least one of the periods presented:

	Fiscal Year Ended
(percentage of total net sales)	January 28, 2024	January 29, 2023	January 30, 2022
China (including Hong Kong)	32%	53%	60%
United States	24%	13%	10%
Total net sales	56%	66%	70%
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
Long-lived Assets
The following table summarizes the Company's long-lived assets, which consist of property, plant and equipment, net of accumulated depreciation, classified by location:

	Balance as of
(in thousands)	January 28, 2024	January 29, 2023
United States	$67,773	$73,695
Rest of North America	52,284	58,307
Asia and all others	14,678	18,359
Europe	18,883	18,932
Total	$153,618	$169,293
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
The net book value of equipment and machinery that were consigned to multiple foundries in China was $5.8 million and $8.3 million as of January 28, 2024 and January 29, 2023, respectively. The net book value of equipment and machinery that were consigned to a foundry in Malaysia was $2.9 million and $3.6 million as of January 28, 2024 and January 29, 2023, respectively.

Note 17: Restructuring
The Company has undertaken structural reorganization actions to reduce its workforce as a result of cost-saving measures and internal resource alignment including from the realization of synergies of the Sierra Wireless Acquisition. The Company also implemented a separate reduction in workforce plan that commenced during the second quarter of fiscal year 2024 and was substantially completed during the third quarter of fiscal year 2024. Additionally, the Company had $3.9 million of right-of-use asset impairments related to abandonments in fiscal year 2024. These reorganization actions and right-of-use asset impairments resulted in total restructuring charges of $24.6 million in fiscal year 2024 and $12.0 million in fiscal year 2023. The Company did not have any restructuring charges during fiscal year 2022. Restructuring related liabilities are included in "Accrued liabilities" in the Balance Sheets.
Restructuring activity is summarized as follows:

(in thousands)	One-time employee termination benefits	Other restructuring	Total
Balance at January 31, 2021	$—	$—	$—
Balance at January 30, 2022	—	—	—
Charges	11,320	655	11,975
Assumed restructuring liability in Sierra Wireless Acquisition	586	—	586
Cash payments and non-cash releases	(7,879)	(643)	(8,522)
Balance at January 29, 2023	4,027	12	4,039
Charges (1)	17,793	6,841	24,634
Cash payments and non-cash releases	(16,021)	(6,375)	(22,396)
Balance at January 28, 2024	$5,799	$478	$6,277
(1) Restructuring charges include $6.0 million during fiscal year 2024 related to the reduction in workforce plan that commenced during the second quarter of fiscal year 2024 and was completed during the second half of fiscal year 2024.
Restructuring charges were included in the Statements of Operations as follows:

	Fiscal Year Ended
(in thousands)	January 28, 2024	January 29, 2023	January 30, 2022
Cost of sales	$859	$417	$—
Restructuring	23,775	11,558	—
Total restructuring charges (1)	$24,634	$11,975	$—
(1) Restructuring charges include $6.0 million during fiscal year 2024 related to the reduction in workforce plan that commenced during the second quarter of fiscal year 2024 and was completed during the second half of fiscal year 2024.

Note 18: Stock Repurchase Program
The Company maintains a stock repurchase program that was initially approved by its board of directors (the "Board of Directors") in March 2008. The stock repurchase program does not have an expiration date and the Board of Directors has authorized expansion of the program over the years. On March 11, 2021, the Board of Directors approved the expansion of the stock repurchase program by an additional $350.0 million. As of January 28, 2024, the remaining authorization under the program was $209.4 million. Under the program, the Company may repurchase its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. The Company’s repurchases may be made through Rule 10b5-1 and/or Rule 10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. To the extent the Company repurchases any shares of its common stock under the program in the future, the Company expects to fund such repurchases from cash on hand and borrowings on its Revolving Credit Facility. The Company has no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.
The following table summarizes activity under the program for the presented periods:

	Fiscal Year Ended
	January 28, 2024		January 29, 2023		January 30, 2022
(in thousands, except number of shares)	Shares	Price Paid	Shares	Price Paid	Shares	Price Paid
Shares repurchased under the stock repurchase program	—	$—	762,093	$50,000	1,768,772	$129,746

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
The Company's foreign currency forward contracts had the following outstanding balances:

	Balance as of
	January 28, 2024			January 29, 2023
(in thousands, except number of instruments)	Number of Instruments	Sell Notional Value	Buy Notional Value	Number of Instruments	Sell Notional Value	Buy Notional Value
Sell USD/Buy CAD Forward Contract	10	$12,899	$17,550	9	$9,965	$13,643
Sell USD/Buy GBP Forward Contract	0	—	£—	18	3,801	£3,406
Total	10			27
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
The interest rate swap agreements have been designated as a cash flow hedges and unrealized gains or losses, net of income tax, are recorded as a component of AOCI in the Balance Sheets. As the various settlements are made on a monthly basis, the realized gain or loss on the settlements are recorded in "Interest expense" in the Statements of Operations. The interest rate swap agreements resulted in a realized gain of $10.2 million, gain of $2.2 million and loss of $0.9 million for fiscal years 2024, 2023 and 2022, respectively.
The fair values of the Company's instruments that qualify as cash flow hedges in the Balance Sheets were as follows:

(in thousands)	January 28, 2024	January 29, 2023
Interest rate swap agreement	$7,144	$6,067
Foreign currency forward contracts	168	717
Total other current assets	$7,312	$6,784

Interest rate swap agreement	$178	$—
Total other long-term assets	$178	$—

Interest rate swap agreement	$7	$6,432
Total other long-term liabilities	$7	$6,432

In the fourth quarter of fiscal year 2021, the Company entered into an economic hedge program that used total return swap contracts to hedge the market risk associated with the unfunded portion of the Company's deferred compensation liability. The total return swap contracts generally had a duration of one month and were rebalanced and re-hedged at the end of each monthly term. While the total return swap contracts were treated as economic hedges, the Company did not designate them as hedges for accounting purposes. The total return swap contracts were measured at fair value and recognized in the Balance Sheets in "Accrued Liabilities" if the instruments were in a loss position and in "Other Current Assets" if the instruments were in a gain position. Unrealized gains and losses, as well as realized gains and losses for settlements, on the total return swap contracts were recognized in "SG&A expense" in the Statements of Operations. The total return swap contracts matured during fiscal year 2024. As of January 29, 2023, the notional value of the total return swap contracts was $5.2 million and the fair value resulted in an asset of $0.1 million. The total return swap contracts resulted in a net loss of $0.1 million, loss of $0.5 million and gain of $1.5 million for fiscal years 2024, 2023 and 2022, respectively.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.
Item 9A.     Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of January 28, 2024, due to the material weaknesses in internal control over financial reporting described below.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO framework"). Based on our evaluation under the framework, our management has concluded that as of January 28, 2024, the Company’s internal control over financial reporting was not effective as a result of the material weaknesses detailed below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
Risk Assessment
We have identified a deficiency in a principle associated with the risk assessment component of the COSO framework. Specifically, the control deficiency constitutes a material weakness relating to identifying and assessing changes in the business that could impact our system of internal control. Contributing factors relate to the integration of Sierra Wireless, Inc. ("Sierra Wireless"), which the Company acquired on January 12, 2023. The risk assessment material weakness contributed to other material weaknesses within our system of internal control over financial reporting at the control activity level, all of which were associated with the Sierra Wireless business.
•We did not design and maintain effective controls to ensure that all manual journal entries were properly approved prior to being posted to the general ledger system, and certain individuals had the ability to both prepare, review and post manual journal entries to the general ledger.
•We did not design and maintain effective controls to ensure the timely collection and maintenance of documentation necessary to support claimed value added tax ("VAT") withholding exemptions in certain jurisdictions.
•We did not maintain adequate evidence of the review of information used to determine the inventory excess and obsolescence reserves.
In addition, we did not maintain adequate evidence of our review of the operating forecasts used in the preparation of the financial statements.
Notwithstanding the material weaknesses, we have concluded that the financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of January 28, 2024 as stated in their report included below.
Remediation Measures
Management is committed to addressing and remediating the material weaknesses described above. Remediation measures, which are currently ongoing, include the following:
•We plan to enhance our risk assessment process to ensure it is sufficiently robust to identify and analyze significant changes in the business, including the impact of these changes on the identification of risks and the internal control structure.

•We designed and implemented policies, processes, and internal controls within the Sierra Wireless enterprise resource planning system to ensure that all manual journal entries are properly approved prior to being posted to the general ledger system and that we maintained appropriate segregation of duties with regards to manual journal entries.
•We plan to migrate the Sierra Wireless enterprise resource planning system to existing Semtech financial systems. These migration activities will facilitate our use of existing policies, processes, and internal controls, including with respect to manual journal entry posting, VAT documentation and inventory excess and obsolescence reserves.
•We updated our policies and educated our personnel to properly document and maintain evidence of review of operating forecasts and information used in preparation of the financial statements.
Though remediation measures are subject to continual review, we expect the remediation measures described above will contribute to addressing the identified material weaknesses. Implementation of the remediation measures is subject to oversight by the Audit Committee of our Board of Directors, and while certain remediation measures are currently in place, the identified material weaknesses will not be considered remediated until the remediation measures have been fully designed and implemented, the applicable controls operate for a sufficient period of time, and we have concluded through testing that the newly implemented controls are operating effectively.
Changes in Internal Controls
Other than the remediation measures described above, there were no changes to our internal control over financial reporting that occurred during the quarter ended January 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Semtech Corporation
Camarillo, California
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Semtech Corporation and subsidiaries (the “Company”) as of January 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 28, 2024, of the Company and our report dated March 28, 2024, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:
The Company has identified a deficiency in a principle associated with the risk assessment component of the COSO framework. Specifically, the control deficiency constitutes a material weakness relating to identifying and assessing changes in the business that could impact the Company’s system of internal control. Contributing factors relate to the integration of Sierra Wireless, Inc. ("Sierra Wireless"), which the Company acquired on January 12, 2023. The risk assessment material weakness contributed to other material weaknesses within the Company’s system of internal control over financial reporting at the control activity level, all of which were associated with the Sierra Wireless business.

•The Company did not design and maintain effective controls to ensure that all manual journal entries were properly approved prior to being posted to the general ledger system, and certain individuals had the ability to both prepare, review and post manual journal entries to the general ledger.
•The Company did not design and maintain effective controls to ensure the timely collection and maintenance of documentation necessary to support claimed value added tax ("VAT") withholding exemptions in certain jurisdictions.
•The Company did not maintain adequate evidence of the review of information used to determine the inventory excess and obsolescence reserves.
In addition, the Company did not maintain adequate evidence of the review of the operating forecasts used in the preparation of the financial statements.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended January 28, 2024, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 28, 2024

Item 9B.     Other Information
Insider Trading Arrangements
None.
Item 9C.     Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance
The Board has adopted a written Core Values and Code of Conduct (“Code of Conduct”) that applies to our directors and employees of the Company, including our Chief Executive Officer and our Chief Financial Officer. The Code of Conduct, which is the Company’s written “code of conduct” within the meaning of the Nasdaq Listing Rules applicable to companies whose stock is listed for trading on the Nasdaq Stock Market LLC (“Nasdaq”) and which constitutes the Company’s “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002, expresses the Company’s commitment to the highest standards of ethical business conduct. Our Code of Conduct can be found on the Company’s website at https://investors.semtech.com under “Governance.” To the extent required by rules adopted by the SEC and Nasdaq, we intend to promptly disclosure future amendments to certain provisions of the Code of Conduct, or waivers of such provisions granted to executive officers and directors, in this section of our website.
The remaining information required by this item will be contained in our Proxy Statement relating to our 2024 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A of the Exchange Act and is hereby specifically incorporated by reference thereto.
Item 11.    Executive Compensation
The information required by this item will appear in our Proxy Statement relating to our 2024 annual meeting of stockholders to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act no later than 120 days after the end of our fiscal year ended January 28, 2024, and is hereby specifically incorporated herein by reference thereto.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will appear in our Proxy Statement relating to our 2024 annual meeting of stockholders to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act no later than 120 days after the end of our fiscal year ended January 28, 2024, and is hereby specifically incorporated herein by reference thereto.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item will appear in our Proxy Statement relating to our 2024 annual meeting of stockholders to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act no later than 120 days after the end of our fiscal year ended January 28, 2024, and is hereby specifically incorporated herein by reference thereto.
Item 14.    Principal Accountant Fees and Services
The information required by this item will appear in our Proxy Statement relating to our 2024 annual meeting of stockholders to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act no later than 120 days after the end of our fiscal year ended January 28, 2024, and is hereby specifically incorporated herein by reference thereto.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)(1)    The financial statements, schedules, and reports included in this Form 10-K are listed in the index under Item 8 in this report.
(a)(2)    Schedules other than as provided below are omitted since they are not applicable, not required, or the information required to be set forth herein is included in the consolidated financial statements or notes thereto.

SCHEDULE II
SEMTECH CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
THREE YEARS ENDED JANUARY 28, 2024
(in thousands)

Allowance for doubtful accounts	Balance at Beginning of Year	Additions (1)	Deductions	Balance at End of Year
Year ended January 30, 2022	$721	$26	$—	$747
Year ended January 29, 2023	$747	$3,134	$—	$3,881
Year ended January 28, 2024	$3,881	$280	$—	$4,161
(1) Includes $3.0 million acquired in the Sierra Wireless Acquisition on January 12, 2023.

(a)(3)    Exhibits. These exhibits are available without charge upon written request directed to the Company’s Secretary at 200 Flynn Road, Camarillo, CA 93012. Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

Exhibit No.	Description	Location

2.1	Arrangement Agreement, dated as of August 2, 2022, by and among Semtech Corporation, Sierra Wireless, Inc. and 13548597 Canada Inc.	Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 3, 2022

3.1	Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2003

3.2	Amended and Restated Bylaws of Semtech Corporation	Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2022

4.1	Description of Common Stock	Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended January 26, 2020.

4.2	Indenture, dated as of October 12, 2022, among Semtech Corporation, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 12, 2022

4.3	Form of 1.625% Convertible Senior Note due 2027	Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 12, 2022

4.4	Indenture, dated as of October 26, 2023, among Semtech Corporation, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 26, 2023

4.5		Form of 4.00% Convertible Senior Note due 2028	Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 26, 2023

10.1		Third Amendment and Restatement Agreement, dated as of September 26, 2022, by and among Semtech Corporation, the guarantors party thereto, JPMorgan Chase Bank, N.A., as successor administrative agent, and the other parties thereto	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 29, 2022

10.2		First Amendment to Third Amended and Restated Credit Agreement, dated as of February 24, 2023, by and among Semtech Corporation, the subsidiary guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders party thereto	Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2023

10.3		Second Amendment to Third Amended and Restated Credit Agreement, dated as of June 6, 2023, by and among Semtech Corporation, the subsidiary guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders party thereto	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2023

10.4		Third Amendment to Third Amended and Restated Credit Agreement, dated as of October 19, 2023, by and among Semtech Corporation, the subsidiary guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders party thereto	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 19, 2023

10.5	*	Form of Amended and Restated Indemnification Agreement for Directors and Executive Officers	Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2022

10.6		Employment Agreement, dated May 25, 2023, between Paul H. Pickle and Semtech Corporation	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2023

10.7		Employment Agreement, dated September 5, 2023, between Mark Lin and Semtech Corporation	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 8, 2023

10.8		Retention Agreement, dated June 8, 2023, between Asaf Silberstein and Semtech Corporation	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2023

10.9		Separation Agreement, dated September 13, 2023, between Gary Beauchamp and Semtech Corporation	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2023

10.10		Separation Agreement, dated October 18, 2023, between Charles B. Ammann and Semtech Corporation	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2023

10.11		Separation Agreement, dated November 24, 2023, between Emeka Chukwu and Semtech Corporation	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2023

10.12	*	Semtech Corporation Executive Change in Control Retention Plan	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2019

10.13	*	Form of Participation Agreement under the Semtech Corporation Executive Change in Control Retention Plan	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2019

10.14	*	Amended Semtech Corporation Executive (non-CEO) Bonus Plan, as amended and restated on November 15, 2017	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2017

10.15	*	Semtech Corporation Chief Executive Officer Bonus Plan, as amended and restated on November 15, 2017	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2017

10.16	*	Form of Long-Term Stock Incentive Plan Restricted Stock Unit Award Certificate	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2008

10.17	*	Semtech Corporation 2008 Long-Term Equity Incentive Plan	Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2008

10.18	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Option Award Certificate for Non-Employee Directors	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.19	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Stock Unit Award Certificate for Non-Employee Directors	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.20	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Restricted Stock Award Certificate for Non-Employee Directors	Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.21	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Employee Option Award Certificate	Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.22	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Option Award Agreement for Non-Employee Directors	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2011

10.23	*	Semtech Corporation 2013 Long-Term Equity Incentive Plan	Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 24, 2013

10.24	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Restricted Stock Unit Award Agreement for Ownership Grants	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016

10.25	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Performance Stock Unit Award Agreement	Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016

10.26	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Stock Option Award Agreement for Employees in Switzerland	Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016

10.27	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Stock Option Award Certificate for Non-Employee Directors	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2016

10.28	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Non-Employee Director Stock Unit Award Certificate (Deferred)	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2016

10.29	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Stock Option Award Agreement for Employees	Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016

10.30	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Restricted Stock Unit Award Agreement for Employees	Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016

10.31	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Performance Unit Award Certificate	Exhibit 10.40 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2017

10.32	*	Policy Regarding Director Compensation	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2021

10.33	*	Amended and Restated Semtech Corporation 2017 Long-Term Equity Incentive Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 14, 2022

10.34	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Executive Ownership Restricted Stock Unit Award Certificate	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.35	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Restricted Stock Unit Award Certificate	Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2023

10.36	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Performance Unit Award Certificate–Financial Performance Measure	Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2023

10.37	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Option Award Certificate	Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.38	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Option Award Certificate - Switzerland Employees	Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.39	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Non-Employee Director Stock Unit Award Certificate (deferred)	Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.40	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Non-Employee Director Stock Unit Award Certificate (non-deferred)	Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.41	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Option Award Certificate (non-employee director)	Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.42	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Restricted Stock Unit Award Certificate (rollover award in accordance with acquisition of AptoVision)	Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.43	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Performance Unit Award Certificate - Relative TSR Performance	Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2023

10.44	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Performance Unit Award Certificate - Stock Price Grants	Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2021

10.45	*	The Executive Nonqualified Excess Plan of Semtech Corporation (Amended and Restated Effective as of March 1, 2019)	Exhibit 10.59 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2019

10.46	*	CEO Restricted Stock Unit Award Certificate dated March 5, 2019	Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2019

10.47	*	CEO Performance Stock Unit Award Certificate-Relative TSR dated March 5, 2019	Exhibit 10.47 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2019

10.48	*	CEO Performance Stock Unit Award Certificate-Absolute Stock Price dated March 5, 2019	Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2019

10.49	*	Transition and Retirement Agreement, dated March 14, 2023, between Semtech Corporation and Mohan Maheswaran	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16, 2023

10.50	*	Semtech Corporation Restricted Stock Unit Award Certificate - March 14, 2023 Award for Mohan Maheswaran	Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2023

10.51	*	Restricted Stock Unit Award Agreement (Inducement Grant) for Paul Pickle	Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on December 6, 2023

10.52	*	Performance Stock Unit Award Agreement (Inducement Grant – Relative TSR) for Paul Pickle	Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on December 6, 2023

10.53	*	Performance Stock Unit Award Agreement (Inducement Grant – Financial Measure) for Paul Pickle	Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on December 6, 2023

10.54	*	Restricted Stock Unit Award Agreement (Inducement Grant) for Mark Lin	Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on December 6, 2023

10.55	*	Performance Stock Unit Award Agreement (Inducement Grant – Relative TSR) for Mark Lin	Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on December 6, 2023

10.56	*	Performance Stock Unit Award Agreement (Inducement Grant – Financial Measure) for Mark Lin	Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on December 6, 2023

10.57		Form of Convertible Note Hedge Confirmation	Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 12, 2022

10.58		Form of Warrant Confirmation	Exhibit 99.3 to the Company’s Current Report filed on October 12, 2022

10.59		Form of Additional Convertible Note Hedge Confirmation	Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 21, 2022

10.60		Form of Additional Warrant Confirmation	Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 21, 2022

10.61		Cooperation Agreement, dated as of March 17, 2023, between Semtech Corporation and Lion Point Master, LP, Lion Point Capital, LP, Lion Point Capital GP, LLC, Lion Point Holdings GP, LLC and Didric Cederholm	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2023

21.1		Subsidiaries of the Company	Filed herewith

23.1		Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP	Filed herewith

31.1		Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.	Filed herewith

31.2		Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.	Filed herewith

32		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002 (As set forth in Exhibit 32.1 hereof, Exhibit 32.1 is being furnished and shall not be deemed "filed".)	Furnished herewith

97		Policy Regarding the Recoupment of Certain Compensation Payments	Filed herewith

101
The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive (Loss) Income, (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Stockholders’ Equity (Deficit), (v) Consolidated Statements of Cash Flow and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2024, formatted in Inline XBRL (included as Exhibit 101).

*    Management contract or compensatory plan or arrangement.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Semtech Corporation

Date: March 28, 2024	/s/ Mark Lin
Mark Lin
Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 28, 2024	/s/ Paul H. Pickle
Paul H. Pickle
President and Chief Executive Officer
Director
(Principal Executive Officer)

Date: March 28, 2024	/s/ Mark Lin
Mark Lin
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: March 28, 2024	/s/ Rockell N. Hankin
Rockell N. Hankin
Chairman of the Board

Date: March 28, 2024	/s/ Martin S.J. Burvill
Martin S.J. Burvill
Director

Date: March 28, 2024	/s/ Rodolpho Cardenuto
Rodolpho Cardenuto
Director

Date: March 28, 2024	/s/ Gregory M. Fischer
Gregory M. Fischer
Director

Date: March 28, 2024	/s/ Saar Gillai
Saar Gillai
Director

Date: March 28, 2024	/s/ Hong Q. Hou
Hong Q. Hou
Director

Date: March 28, 2024	/s/ Ye Jane Li
Ye Jane Li
Director

Date: March 28, 2024	/s/ Paula LuPriore
Paula LuPriore
Director

Date: March 28, 2024	/s/ Julie G. Ruehl
Julie G. Ruehl
Director

Date: March 28, 2024	/s/ Sylvia Summers
Sylvia Summers
Director

Date: March 28, 2024	/s/ Paul V. Walsh Jr.
Paul V. Walsh Jr.
Director