Form 10-Q
period 2024-04-28
SEMTECH CORP
filed 2024-06-05
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Number of shares of common stock, $0.01 par value per share, outstanding at May 31, 2024: 64,653,410

SEMTECH CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED APRIL 28, 2024

Unless the context otherwise requires, the use of the terms "Semtech," the "Company," "we," "us" and "our" in this Quarterly Report on Form 10-Q refers to Semtech Corporation and, as applicable, its consolidated subsidiaries. This Quarterly Report on Form 10-Q may contain references to the Company’s trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies' trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other company.
Special Note Regarding Forward-Looking and Cautionary Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as future financial performance, future operational performance, the anticipated impact of specific items on future earnings, and our plans, objectives and expectations. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "estimate," "should," "will," "designed to," "projections," or "business outlook," or other similar expressions constitute forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results and events to differ materially from those projected. Potential factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: the Company's ability to comply with, or pursue business strategies due to, the covenants under the agreements governing its indebtedness; the Company's ability to remediate material weakness in its internal control over financial reporting, discovery of additional weaknesses, and its inability to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting; the Company's ability to forecast and achieve anticipated net sales and earnings estimates in light of periodic economic uncertainty; the inherent risks, costs and uncertainties associated with integrating Sierra Wireless, Inc. successfully and risks of not achieving all or any of the anticipated benefits or the risk that the anticipated benefits may not be fully realized or take longer to realize than expected; the uncertainty surrounding the impact and duration of supply chain constraints and any associated disruptions; export restrictions and laws affecting the Company's trade and investments and tariffs or the occurrence of trade wars; worldwide economic and political disruptions, including as a result of inflation and current geopolitical conflicts; tightening credit conditions related to the United States banking system concerns; competitive changes in the marketplace including, but not limited to, the pace of growth or adoption rates of applicable products or technologies; downturns in the business cycle; decreased average selling prices of the Company’s products; the Company’s reliance on a limited number of suppliers and subcontractors for components and materials; changes in projected or anticipated end-user markets; future responses to and effects of public health crises; and those factors set forth under "Risk Factors" in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2024 filed with the Securities and Exchange Commission (the "SEC") on March 28, 2024, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with SEC. In light of the significant risks and uncertainties inherent in the forward-looking information included herein that may cause actual performance and results to differ materially from those predicted, any such forward-looking information should not be regarded as representations or guarantees by the Company of future performance or results, or that its objectives or plans will be achieved, or that any of its operating expectations or financial forecasts will be realized. Reported results should not be considered an indication of future performance. Investors are cautioned not to place undue reliance on any forward-looking information contained herein, which reflect management’s analysis only as of the date hereof. Except as required by law, the Company assumes no obligation to publicly release the results of any update or revision to any forward-looking statement that may be made to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated or future events, or otherwise.
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

PART I - FINANCIAL INFORMATION

ITEM 1.Financial Statements

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	April 28, 2024	April 30, 2023
Net sales	$206,105	$236,539
Cost of sales	104,232	122,738
Amortization of acquired technology	2,281	10,855
Total cost of sales	106,513	133,593
Gross profit	99,592	102,946
Operating expenses, net:
Selling, general and administrative	52,269	57,780
Product development and engineering	41,604	50,601
Intangible amortization	307	4,882
Restructuring	2,269	1,563
Total operating expenses, net	96,449	114,826
Operating income (loss)	3,143	(11,880)
Interest expense	(23,229)	(20,510)
Interest income	542	1,069
Non-operating income (expense), net	400	(473)
Investment impairments and credit loss reserves, net	(1,109)	(33)
Loss before taxes and equity method income (loss)	(20,253)	(31,827)
Provision (benefit) for income taxes	2,956	(2,417)
Net loss before equity method income (loss)	(23,209)	(29,410)
Equity method income (loss)	50	(7)
Net loss	(23,159)	(29,417)
Net loss attributable to noncontrolling interest	—	(2)
Net loss attributable to common stockholders	$(23,159)	$(29,415)
Loss per share:
Basic	$(0.36)	$(0.46)
Diluted	$(0.36)	$(0.46)
Weighted-average number of shares used in computing loss per share:
Basic	64,509	63,924
Diluted	64,509	63,924
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended
	April 28, 2024	April 30, 2023
Net loss	$(23,159)	$(29,417)
Other comprehensive income (loss), net:
Unrealized loss on foreign currency cash flow hedges, net	(123)	(123)
Reclassifications of realized gain on foreign currency cash flow hedges, net, to net loss	(22)	(112)
Unrealized gain on interest rate cash flow hedges, net	11,600	418
Reclassifications of realized gain on interest rate cash flow hedges, net, to net loss	(2,197)	(1,756)
Cumulative translation adjustment	(1,038)	(1,001)
Change in defined benefit plans, net	(17)	(50)
Other comprehensive income (loss), net	8,203	(2,624)
Comprehensive loss	(14,956)	(32,041)
Comprehensive loss attributable to noncontrolling interest	—	(2)
Comprehensive loss attributable to common stockholders	$(14,956)	$(32,039)
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	April 28, 2024	January 28, 2024
Assets
Current assets:
Cash and cash equivalents	$126,777	$128,585
Accounts receivable, less allowances of $4,368 and $4,161, respectively	153,921	134,322
Inventories	148,541	144,992
Prepaid taxes	10,405	11,969
Other current assets	99,628	114,329
Total current assets	539,272	534,197
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $291,097 and $283,725, respectively	146,944	153,618
Deferred tax assets	15,271	18,014
Goodwill	540,923	541,227
Other intangible assets, net	35,086	35,566
Other assets	99,013	91,113
TOTAL ASSETS	$1,376,509	$1,373,735
Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable	$64,674	$45,051
Accrued liabilities	160,217	172,105
Total current liabilities	224,891	217,156
Non-current liabilities:
Deferred tax liabilities	—	829
Long-term debt	1,373,422	1,371,039
Other long-term liabilities	91,294	91,961

Commitments and contingencies (Note 12)

Stockholders’ equity (deficit) :
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 64,594,260 outstanding and 78,136,144 issued and 64,415,861 outstanding, respectively	785	785
Treasury stock, at cost, 13,541,884 shares and 13,720,283 shares, respectively	(552,651)	(556,888)
Additional paid-in capital	490,507	485,452
Retained deficit	(256,949)	(233,790)
Accumulated other comprehensive income (loss), net	5,210	(2,993)
Total stockholders’ deficit	(313,098)	(307,434)

Noncontrolling interest	—	184
Total deficit	(313,098)	(307,250)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$1,376,509	$1,373,735
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)

	Three Months Ended April 28, 2024
	Common Stock					Accumulated Other Comprehensive Income (Loss), Net
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Earnings (Deficit)		Stockholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
Balance at January 28, 2024	64,415,861	$785	$(556,888)	$485,452	$(233,790)	$(2,993)	$(307,434)	$184	$(307,250)
Net loss	—	—	—	—	(23,159)	—	(23,159)	—	(23,159)
Other comprehensive income	—	—	—	—	—	8,203	8,203	—	8,203
Distribution to outside interest upon liquidation of a consolidated subsidiary	—	—	—	—	—	—	—	(184)	(184)
Share-based compensation	—	—	—	11,482	—	—	11,482	—	11,482
Treasury stock reissued to settle share-based awards	178,399	—	4,237	(6,427)	—	—	(2,190)	—	(2,190)
Balance at April 28, 2024	64,594,260	$785	$(552,651)	$490,507	$(256,949)	$5,210	$(313,098)	$—	$(313,098)

	Three Months Ended April 30, 2023
	Common Stock					Accumulated Other Comprehensive Income (Loss), Net
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Earnings (Deficit)		Stockholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
Balance at January 29, 2023	63,870,581	$785	$(577,907)	$471,374	$858,240	$3,360	$755,852	$183	$756,035
Net loss	—	—	—	—	(29,415)	—	(29,415)	(2)	(29,417)
Other comprehensive loss	—	—	—	—	—	(2,624)	(2,624)	—	(2,624)
Share-based compensation	—	—	—	10,820	—	—	10,820	—	10,820
Treasury stock reissued to settle share-based awards	87,167	—	2,590	(4,195)	—	—	(1,605)	—	(1,605)
Balance at April 30, 2023	63,957,748	$785	$(575,317)	$477,999	$828,825	$736	$733,028	$181	$733,209
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	April 28, 2024	April 30, 2023
Cash flows from operating activities:
Net loss	$(23,159)	$(29,417)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	10,504	24,523
Amortization of right-of-use assets	1,431	1,635
Investment impairments and credit loss reserves, net	1,109	33
Accretion of deferred financing costs	2,379	1,414
Deferred income taxes	(884)	(3,337)
Share-based compensation	15,234	8,404
Loss on disposition of business operations and assets	64	19
Equity method (income) loss	(50)	7
Gain from sale of investments	(277)	—
Corporate-owned life insurance, net	695	1,445
Changes in assets and liabilities:
Accounts receivable, net	(19,613)	16,449
Inventories	(3,632)	(5,700)
Other assets	13,610	(14,430)
Accounts payable	19,053	(17,644)
Accrued liabilities	(14,260)	(71,809)
Other liabilities	(2,293)	(1,579)
Net cash used in operating activities	(89)	(89,987)
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,334)	(13,977)
Proceeds from sale of investments	2,650	—
Purchase of investments	—	(430)
Purchase of intangibles	(1,326)	—
Proceeds from corporate-owned life insurance	1,801	—
Net cash provided by (used in) investing activities	1,791	(14,407)
Cash flows from financing activities:
Proceeds from revolving line of credit	—	40,000
Deferred financing costs	(824)	(4,667)
Payments for employee share-based compensation payroll taxes	(2,425)	(1,605)
Proceeds from exercise of stock options	235	—
Distributions to noncontrolling interest	(184)	—
Net cash (used in) provided by financing activities	(3,198)	33,728
Effect of foreign exchange rate changes on cash and cash equivalents	(312)	(646)
Net decrease in cash and cash equivalents	(1,808)	(71,312)
Cash and cash equivalents at beginning of period	128,585	235,510
Cash and cash equivalents at end of period	$126,777	$164,198
Supplemental disclosure of cash flow information:
Interest paid	$17,147	$17,117
Income taxes paid	$2,769	$8,662
Non-cash investing and financing activities:
Accounts payable related to capital expenditures	$331	$3,664
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
Basis of Presentation
The Company reports results on the basis of 52 and 53-week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in the fourth quarter of 53-week years. The first quarters of fiscal years 2025 and 2024 each consisted of 13 weeks.
Principles of Consolidation
The accompanying interim unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2024 ("Annual Report"). The Company’s interim unaudited condensed consolidated statements of operations are referred to herein as the "Statements of Operations," the Company’s interim unaudited condensed consolidated balance sheets are referred to herein as the "Balance Sheets," and the Company's interim unaudited condensed consolidated statements of cash flows are referred to herein as the "Statements of Cash Flows." In the opinion of the Company, these interim unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the financial position and results of operations of the Company for the interim periods presented. All intercompany balances have been eliminated. Because the interim unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for a complete set of consolidated financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report. The results reported in these interim unaudited condensed consolidated financial statements should not be regarded as indicative of results that may be expected for any subsequent period or for the entire year.
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
Reclassifications
During the third quarter of fiscal year 2024, the Company reclassified restructuring costs that were included in "Selling, general and administrative" and "Product development and engineering" within "Total operating expenses, net" in the Statements of Operations to be separately presented in "Restructuring" within "Total operating expenses, net" in the Statements of Operations. This was applied retrospectively and resulted in the reclassification of $0.3 million of restructuring costs for the three months ended April 30, 2023 from "Selling, general and administrative" and $1.2 million of restructuring costs for the three months ended April 30, 2023 from "Product development and engineering" to "Restructuring" in the Statements of Operations. This reclassification did not impact the Company's gross profit, operating income, net income or earnings per share for any historical periods and also did not impact the Balance Sheets or Statements of Cash Flows.
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

Compliance with the financial covenants in the Company’s Credit Agreement (as defined in Note 9, Long-Term Debt) is measured quarterly and failure to meet the covenant requirements would constitute an event of default under the Credit Agreement. Due to risks and uncertainties with regards to forecasts and projections about the Company's operations, industry, financial condition, performance, operating results and liquidity, the Company may not maintain compliance with the financial covenants over the next twelve months from the issuance of the accompanying interim unaudited condensed consolidated financial statements, which noncompliance, should it occur, would raise substantial doubt about the Company’s ability to continue as a going concern. If an event of default occurs and the Company is unable to obtain necessary waivers or amendments, the requisite lenders may elect to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. Further, if an event of default occurs, the lenders will have the right to proceed against the collateral granted to them to secure that debt. If the debt under the Credit Agreement were to be accelerated, the Company’s assets may not be sufficient to repay in full the debt that may become due as a result of that acceleration. The Company could seek replacement financing at prevailing market rates or raise additional capital by issuing equity or debt securities; however, this may not be on terms favorable to the Company, or available at all.
As of April 28, 2024, the Company was in compliance with the financial covenants in the Credit Agreement. In response to adverse market demand conditions, the Company has taken actions to reduce expenses and maintain compliance with its financial covenants. During the third quarter of fiscal year 2024, the Company entered into the Third Amendment (as defined in Note 9, Long-Term Debt) to extend and temporarily expand financial covenant relief under the Credit Agreement.
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
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to require public business entities to disclose sufficient information to enable users of financial statements to understand the nature and magnitude of factors contributing to the difference between the effective tax rate and the statutory tax rate. The amendments in this update provide that a business entity disclose (1) a tabular income tax rate reconciliation, using both percentages and amounts, (2) separate disclosure of any individual reconciling items that are equal to or greater than 5% of the amount computed by multiplying the income (loss) from continuing operations before income taxes by the applicable statutory income tax rate, and disaggregation of certain items that are significant and (3) amount of income taxes paid (net of refunds received) disaggregated by federal, state and foreign jurisdictions, including separate disclosure of any individual jurisdictions representing greater than 5% of total income taxes paid. The amendments are effective for the Company for fiscal years beginning after December 15, 2024. Early adoption is permitted and entities may apply the amendments prospectively or may elect retrospective application. The Company is currently evaluating the impact of this guidance on its disclosures within the consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify the circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The amendments require retrospective application to all periods presented. The amendments are effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its disclosures within the consolidated financial statements.

Note 2: Acquisition
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
The transaction was accounted for as a business combination in accordance with Accounting Standards Codification ("ASC") 805, "Business Combinations." The purchase price allocation for the Sierra Wireless Acquisition was completed during the third quarter of fiscal year 2024. The fair values of acquired intangibles were determined based on estimates and assumptions that were deemed reasonable by the Company. In the fourth quarter of fiscal year 2023, a preliminary goodwill balance of $931.4 million was recognized for the excess of the consideration transferred over the net assets acquired and represented the expected revenue and cost synergies of the combined company and assembled workforce. During the first three quarters of fiscal year 2024, the Company finalized measurement period adjustments related to identifiable intangible assets, inventories, property, plant, and equipment, income and non-income based taxes, legal matters, and other assets and liabilities, which have been recorded to reflect facts and circumstances that existed as of the Acquisition Date. These adjustments increased the goodwill balance by $23.9 million to $955.3 million. In fiscal year 2024, the Company also finalized its determination of the reporting units related to the Sierra Wireless Acquisition and completed an allocation of the goodwill balance to these reporting units.
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
The unaudited pro forma information presented does not purport to be indicative of the results that would have been achieved had the acquisition been consummated at the beginning of the period presented nor of the results that may occur in the future. The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable. The unaudited pro forma information does not include any adjustments for any restructuring activities, operating efficiencies or cost savings. The Company ends its fiscal year on the last Sunday in January. Prior to the transaction, Sierra Wireless's fiscal year ended on December 31. To comply with SEC rules and regulations for companies with different fiscal year ends, the pro forma combined financial information has been prepared utilizing periods that differ by up to a month.

Note 3: Loss per Share
The computation of basic and diluted loss per share was as follows:

	Three Months Ended
(in thousands, except per share data)	April 28, 2024	April 30, 2023
Net loss attributable to common stockholders	$(23,159)	$(29,415)

Weighted-average shares outstanding–basic	64,509	63,924
Weighted-average shares outstanding–diluted	64,509	63,924

Loss per share:
Basic	$(0.36)	$(0.46)
Diluted	$(0.36)	$(0.46)

Anti-dilutive shares not included in the above calculations:
Share-based compensation	1,190	2,129
Warrants	8,573	8,573
Total anti-dilutive shares	9,763	10,702
Basic earnings or loss per share is computed by dividing income or loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the reporting period. Diluted earnings or loss per share incorporates the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of non-qualified stock options and the vesting of restricted stock units, market-condition restricted stock units and financial metric-based restricted stock units if certain conditions have been met, but excludes such incremental shares that would have an anti-dilutive effect. Due to the Company's net loss for the three months ended April 28, 2024, all shares underlying stock options and restricted stock units are considered anti-dilutive.
Any dilutive effect of the Warrants (as defined in Note 9, Long-Term Debt) is calculated using the treasury-stock method. During the three months ended April 28, 2024, the Warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of the Company's common stock for the reporting period and due to net loss in such reporting period.

Note 4: Share-Based Compensation
Financial Statement Effects and Presentation
Pre-tax share-based compensation was included in the Statements of Operations as follows:

	Three Months Ended
(in thousands)	April 28, 2024	April 30, 2023
Cost of sales	$682	$363
Selling, general and administrative	11,391	4,502
Product development and engineering	3,161	3,539
Total share-based compensation	$15,234	$8,404
Restricted Stock Units, Employees
The Company grants restricted stock units to certain employees of which a portion are expected to be settled with shares of the Company's common stock and a portion are expected to be settled in cash. The restricted stock units that are to be settled with shares are accounted for as equity. The grant date for these awards is equal to the measurement date and they are valued as of the measurement date, based on the fair value of the Company's common stock at the grant date, and recognized as share-based compensation expense over the requisite vesting period (typically between 1 and 4 years). The restricted stock units that are to be settled in cash are accounted for as liabilities and the value of the awards is re-measured at the end of each reporting period until settlement at the end of the requisite vesting period (typically 3 years). In the three months ended April 28, 2024, the Company granted to certain employees 653,501 restricted stock units that settle in shares with a weighted-average grant date fair value of $24.33.
Restricted Stock Units, Non-Employee Directors
The Company maintains a compensation program pursuant to which restricted stock units are granted to the Company’s directors who are not employed by the Company or any of its subsidiaries. Under the Company's director compensation program, a portion of the restricted stock units granted under the program would be settled in cash and a portion would be settled in shares of the Company's common stock. Restricted stock units awarded under the program are generally scheduled to vest on the earlier of (i) one year after the grant date or (ii) the day immediately preceding the first annual meeting of the Company's stockholders following the grant. The portion of a restricted stock unit award under the program that is to be settled in cash will, subject to vesting, be settled when the director who received the award separates from service. The portion of a restricted stock unit award under the program that is to be settled in shares of stock will, subject to vesting, be settled promptly following vesting. The Company did not grant any restricted stock unit awards to non-employee directors in the three months ended April 28, 2024.
The restricted stock units that are to be settled in cash are accounted for as liabilities. These awards are not typically settled until a non-employee director’s separation from service. The value of both the unvested and vested but unsettled awards are re-measured at the end of each reporting period until settlement. As of April 28, 2024, the total number of vested, but unsettled, shares subject to cash-settled restricted stock unit awards was 230,231 and the liability associated with these awards was $8.1 million, of which $3.2 million was included in "Accrued liabilities" in the Balance Sheets relating to two previous non-employee directors currently serving short-term non-employee consultancies for the Company. The remaining $4.9 million was included in "Other long-term liabilities" in the Balance Sheets as of April 28, 2024. As of January 28, 2024, the total number of vested, but unsettled, shares subject to cash-settled restricted stock unit awards was 230,231 and the liability associated with these awards was $4.4 million, of which $1.8 million was included in "Accrued liabilities" in the Balance Sheets relating to two previous non-employee directors currently serving short-term non-employee consultancies for the Company. The remaining $2.6 million was included in "Other long-term liabilities" in the Balance Sheets as of January 28, 2024.
Market-Condition Restricted Stock Units, Employees
In fiscal year 2022, the Company granted 54,928 restricted stock units to certain executives of the Company, which had a pre-defined market condition that determined the number of shares that would ultimately vest. These market-condition restricted stock unit awards ("Market-Condition Awards") were eligible to vest during the period that commenced on March 9, 2021 and ended on March 5, 2024 (the "Performance Period") as follows: the restricted stock units covered by the Market-Condition Awards would vest if, during any consecutive 30 trading day period that commenced and ended during the Performance Period, the average per-share closing price of the Company’s common stock equaled or exceeded $95.00. The Market-Condition Awards were valued as of the grant date using a Monte Carlo simulation model and expense was recognized on a straight-line basis over the requisite service period, adjusted for any actual forfeitures. The grant-date fair value per unit of the awards granted in fiscal year 2022 was $49.55. In fiscal years 2024 and 2023, 18,309 and 14,084, respectively, of the Market-Condition Awards were forfeited due to the terminations of certain officers. In the first quarter of fiscal year 2025, the Performance Period ended and the remaining 22,535 Market-Condition Awards were canceled as the target achievement level was not met.

Note 5: Available-for-sale securities
The following table summarizes the values of the Company’s available-for-sale securities:

	April 28, 2024			January 28, 2024
(in thousands)	Fair Value	Amortized Cost	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Loss
Convertible debt investments	$12,092	$14,101	$(2,009)	$12,117	$14,454	$(2,337)
Total available-for-sale securities	$12,092	$14,101	$(2,009)	$12,117	$14,454	$(2,337)
The following table summarizes the maturities of the Company’s available-for-sale securities:

	April 28, 2024
(in thousands)	Fair Value	Amortized Cost
Within 1 year	$12,092	$14,101
After 1 year through 5 years	—	—
Total available-for-sale securities	$12,092	$14,101
The Company's available-for-sale securities consist of investments in convertible debt instruments issued by privately-held companies and are recorded at fair value. See Note 6, Fair Value Measurements, for further discussion of the valuation of the available-for-sale securities. The available-for-sale securities with maturities within one year are included in "Other current assets" and with maturities greater than one year are included in "Other assets" in the Balance Sheets. Unrealized gains or losses, net of tax, are recorded in "Accumulated other comprehensive income (loss), net" in the Balance Sheets, and realized gains or losses, as well as current expected credit loss reserves were recorded in "Non-operating income, net" in the Statements of Operations.

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

	April 28, 2024				January 28, 2024
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swap agreement	$19,526	$—	$19,526	$—	$7,321	$—	$7,321	$—
Convertible debt investments	12,092	—	—	12,092	12,117	—	—	12,117
Foreign currency forward contracts	—	—	—	—	169	—	169	—
Total financial assets	$31,618	$—	$19,526	$12,092	$19,607	$—	$7,490	$12,117

Financial liabilities:
Interest rate swap agreement	$—	$—	$—	$—	$7	$—	$7	$—
Foreign currency forward contracts	28	—	28	—	—	—	—	—
Total financial liabilities	$28	$—	$28	$—	$7	$—	$7	$—
During the three months ended April 28, 2024, the Company had no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3. As of April 28, 2024 and January 28, 2024, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
The convertible debt investments are valued utilizing a combination of estimates that are based on the estimated discounted cash flows associated with the debt and the fair value of the equity into which the debt may be converted, all of which are Level 3 inputs.
The following table presents a reconciliation of the changes in convertible debt investments in the three months ended April 28, 2024:

(in thousands)
Balance at January 28, 2024	$12,117
Sales	(222)
Interest accrued	197
Balance at April 28, 2024	$12,092
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
The following table displays the carrying values and fair values of the 2027 Notes and 2028 Notes:

		April 28, 2024		January 28, 2024
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
1.625% convertible senior notes due 2027, net (1)	Level 2	$311,166	$347,653	$310,563	$262,571
4.00% convertible senior notes due 2028, net (2)	Level 2	242,262	437,437	241,829	313,299
Total long-term debt, net of debt issuance costs		$553,428	$785,090	$552,392	$575,870
(1) The 1.625% convertible senior notes due 2027, net, are reflected net of $8.3 million and $8.9 million of unamortized debt issuance costs as of April 28, 2024 and January 28, 2024, respectively.
(2) The 4.00% convertible senior notes due 2028, net, are reflected net of $7.7 million and $8.2 million of unamortized debt issuance costs as of April 28, 2024 and January 28, 2024, respectively.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company reduces the carrying amounts of its intangible assets, long-lived assets and non-marketable equity securities to fair value when it determines they are impaired.
Investment Impairments and Credit Loss Reserves
The total credit loss reserve for the Company's held-to-maturity debt securities and available-for-sale debt securities remained flat at $4.5 million as of April 28, 2024 and January 28, 2024. In the three months ended April 28, 2024, the Company recorded an other-than-temporary impairment of $1.1 million on one of its non-marketable equity investments. Credit loss reserves related to the Company’s available-for-sale debt securities and held-to-maturity debt securities with maturities within one year are included in "Other current assets" and with maturities greater than one year are included in "Other assets" in the Balance Sheets.

Note 7: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

(in thousands)	April 28, 2024	January 28, 2024
Raw materials and electronic components	$58,025	$46,425
Work in progress	75,294	69,404
Finished goods	15,222	29,163
Total inventories	$148,541	$144,992

Note 8: Goodwill and Intangible Assets
Goodwill
The carrying amounts of goodwill by applicable operating segment were as follows:

(in thousands)	Signal Integrity	Analog Mixed Signal and Wireless	IoT Systems and Connectivity	Total
Balance at January 28, 2024	$267,205	$83,101	$190,921	$541,227
Cumulative translation adjustment	—	—	(304)	(304)
Balance at April 28, 2024	$267,205	$83,101	$190,617	$540,923
In the first quarter of fiscal year 2025, as a result of organizational restructuring, the Company combined the IoT Systems operating segment and the IoT Connected Services operating segment into the newly formed IoT Systems and Connectivity operating segment. There was no change to the reporting units. See Note 15, Segment Information, for further discussion of the Company's operating segments.
Goodwill is not amortized, but is tested for impairment at the reporting unit level using either a qualitative or quantitative assessment on an annual basis during the fourth quarter of each fiscal year, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. As of April 28, 2024, there was no indication of impairment of the Company's goodwill balances.
Purchased and Other Intangibles
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions, which are amortized over their estimated useful lives:

		April 28, 2024
(in thousands, except estimated useful life)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Core technologies	1-8 years	$154,683	$(37,186)	$(91,792)	$25,705
Customer relationships	1-10 years	52,061	(13,310)	(34,777)	3,974
Trade name	2-10 years	9,000	(2,893)	(4,816)	1,291
Total finite-lived intangible assets		$215,744	$(53,389)	$(131,385)	$30,970

		January 28, 2024
(in thousands, except estimated useful life)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Core technologies	1-8 years	$154,985	$(35,130)	$(91,792)	$28,063
Customer relationships	1-10 years	52,272	(13,391)	(34,777)	4,104
Trade name	2-10 years	9,000	(2,700)	(4,816)	1,484
Total finite-lived intangible assets		$216,257	$(51,221)	$(131,385)	$33,651
Amortization expense of finite-lived intangible assets was as follows:

	Three Months Ended
(in thousands)	April 28, 2024	April 30, 2023
Core technologies	$2,281	$10,855
Customer relationships	114	4,090
Trade name	193	792
Total amortization expense	$2,588	$15,737
Amortization expense of finite-lived intangible assets related to core technologies was recorded in "Amortization of acquired technology" within "Total cost of sales" in the Statements of Operations and amortization expense of finite-lived intangible assets related to customer relationships and trade name was recorded in "Intangible amortization" within "Total operating expenses, net" in the Statements of Operations.

Future amortization expense of finite-lived intangible assets is expected as follows:

(in thousands)	Core Technologies	Customer Relationships	Trade Name	Total
2025 (remaining nine months)	$6,817	$342	$233	$7,392
2026	8,594	456	133	9,183
2027	3,703	456	133	4,292
2028	3,546	456	133	4,135
2029	3,045	382	133	3,560
Thereafter	—	1,882	526	2,408
Total expected amortization expense	$25,705	$3,974	$1,291	$30,970
Also in "Other intangible assets, net" in the Balance Sheets, are finite-lived intangible assets to be amortized upon placement in service. The following table sets forth the Company’s finite-lived intangible assets not yet placed in service:

(in thousands)	Capitalized Development Costs	Software Licenses	Total
Value at January 28, 2024	$1,000	$915	$1,915
Additions	451	1,750	2,201
Value at April 28, 2024	$1,451	$2,665	$4,116

Note 9: Long-Term Debt
Long-term debt and the current period interest rates were as follows:

(in thousands, except percentages)	April 28, 2024	January 28, 2024
Revolving loans	$215,000	$215,000
Term loans	622,625	622,625
1.625% convertible senior notes due 2027	319,500	319,500
4.00% convertible senior notes due 2028	250,000	250,000
Total debt	$1,407,125	$1,407,125
Debt issuance costs	(33,703)	(36,086)
Total long-term debt, net of debt issuance costs	$1,373,422	$1,371,039
Weighted-average effective interest rate (1)	5.86%	5.86%
(1) The revolving loans and Term Loans (as defined below) bear interest at variable rates based on Adjusted Term SOFR or a Base Rate (as defined in the Credit Agreement), at the Company’s option, plus an applicable margin that varies based on the Company’s consolidated leverage ratio. In the first quarter of fiscal year 2024, the Company entered into an interest rate swap agreement with a 2.75 year term to hedge the variability of interest payments on $150.0 million of debt outstanding on the Term Loans at a fixed Term SOFR rate of 3.58%, plus a variable margin and spread based on the Company’s consolidated leverage ratio. In the fourth quarter of fiscal year 2023, the Company entered into an interest rate swap agreement with a 5 year term to hedge the variability of interest payments on $450.0 million of debt outstanding on the Term Loans at a fixed Term SOFR rate of 3.44%, plus a variable margin and spread based on the Company’s consolidated leverage ratio. As of April 28, 2024, the effective interest rate was a weighted-average rate that represented (a) interest on the revolving loans at a floating SOFR rate of 5.32% plus a margin and spread of 3.86% (total floating rate of 9.18%), (b) interest on $450.0 million of the debt outstanding on the Term Loans at a fixed SOFR rate of 3.44% plus a margin and spread of 3.85% (total fixed rate of 7.29%), (c) interest on $150.0 million of the debt outstanding on the Term Loans at a fixed SOFR rate of 3.58% plus a margin and spread of 3.85% (total fixed rate of 7.43%), (d) interest on the remaining debt outstanding on the Term Loans at a floating SOFR rate of 5.32% plus a margin and spread of 3.85% (total floating rate of 9.17%), (e) interest on the 2027 Notes outstanding at a fixed rate of 1.625%, and (f) interest on the 2028 Notes outstanding at a fixed rate of 4.00%. As of January 28, 2024, the effective interest rate was a weighted average-rate that represented (a) interest on the revolving loans at a floating SOFR rate of 5.34% plus a margin and spread of 3.86% (total floating rate of 9.20%) (b) interest on $450.0 million of the debt outstanding on the Term Loans at a fixed SOFR rate of 3.44% plus a margin and spread of 3.85% (total fixed rate of 7.29%), (c) interest on $150.0 million of the debt outstanding on the Term Loans at a fixed SOFR rate of 3.58% plus a margin and spread of 3.85% (total fixed rate of 7.43%), (d) interest on the remaining debt outstanding on the Term Loans at a floating SOFR rate of 5.34% plus a margin and spread of 3.85% (total floating rate of 9.19%),(e) interest on the 2027 Notes outstanding at a fixed rate of 1.625%, and (f) interest on the 2028 Notes outstanding at a fixed rate of 4.00%.
Credit Agreement
On November 7, 2019, we, with certain of our domestic subsidiaries as guarantors, entered into a credit agreement with the lenders party thereto and HSBC Bank USA, National Association ("HSBC Bank"), as administrative agent, swing line lender and letter of credit issuer. On September 26, 2022 (the "Third Restatement Effective Date"), the Company entered into a third amended and restated credit agreement (as amended, restated, supplemented or otherwise modified from time to time, the "Credit Agreement") with the lenders party thereto, HSBC Bank, as resigning administrative agent, and JPMorgan Chase Bank, N.A. ("JPM"), as successor administrative agent, swing line lender and letter of credit issuer. The restated Credit Agreement, which was entered into substantially concurrently with the completion of the Sierra Wireless Acquisition on January 12, 2023 was entered into to, among other things, (i) extend the maturity date of $405.0 million of the $600.0 million in aggregate principal amount of revolving commitments thereunder from November 7, 2024 to January 12, 2028, (ii) provide for incurrence by the Company on January 12, 2023 of term loans (the "Term Loans") in an aggregate principal amount of $895.0 million, which was used to fund a portion of the cash consideration for the Sierra Wireless Acquisition, (iii) provide for JPM to succeed HSBC Bank as administrative agent and collateral agent under the Credit Agreement on January 12, 2023, (iv) modify the maximum consolidated leverage covenant as set forth in the Credit Agreement, (v) replace LIBOR with adjusted term SOFR and (vi) make certain other changes as set forth in the restated Credit Agreement, including changes consequential to the incorporation of the Term Loan Facility.
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
As of April 28, 2024, the Company had $622.6 million outstanding under the Term Loans and $215.0 million outstanding under the Revolving Credit Facility, which had available undrawn borrowing capacity of $282.2 million, subject to net leverage limitations and customary conditions precedent, including the accuracy of representations and warranties and the absence of defaults.
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
On February 24, 2023, the Company entered into the first amendment (the "First Amendment") to the Credit Agreement, in order to, among other things, (i) increase the maximum consolidated leverage ratio covenant for certain test periods as set forth therein, (ii) reduce the minimum consolidated interest coverage ratio covenant for certain test periods as set forth therein, (iii) provide that, during the period that financial covenant relief pursuant to the First Amendment is in effect, the interest rate margin for (1) Term SOFR loans is deemed to be 2.50% and (2) Base Rate (as defined in the Credit Agreement) loans is deemed to be 1.50% per annum and (iv) make certain other changes as set forth therein.
On June 6, 2023, the Company entered into the second amendment (the "Second Amendment") to the Credit Agreement, in order to, among other things, (i) increase the maximum consolidated leverage ratio covenant for certain test periods as set forth therein and described below, (ii) reduce the minimum consolidated interest coverage ratio covenant for certain test periods as set forth therein and described below, (iii) modify the pricing grid applicable to loans under the Credit Agreement during the covenant relief period as set forth therein and described below, (iv) impose a minimum liquidity covenant for certain periods during the covenant relief period as set forth therein and described below, (v) increase the annual amortization in respect of the term loans thereunder to 7.5% per annum for certain periods as set forth therein, (vi) impose an "anti-cash hoarding" condition to the borrowing of revolving loans as set forth therein, (vii) provide that the maturity date for the Term Loans and revolving loans shall be the day that is 91 days prior to the stated maturity date of the 2027 Notes and the 2028 Notes if such notes have not otherwise been refinanced or extended to at least 91 days after the stated maturity date of the Term Loans and revolving loans, the aggregate principal amount of non-extended outstanding 2027 Notes and 2028 Notes and certain replacement debt exceeds $50 million and a minimum liquidity condition is not satisfied, (viii) provide for the reduction of the aggregate revolving commitments thereunder by $100 million, (ix) require that the Company appoint a financial advisor and (x) make certain other modifications to the mandatory prepayments (including the imposition of an excess cash flow mandatory prepayment), collateral provisions and covenants (including additional limitations on debt, liens, investments and restricted payments such as dividends) as set forth therein.
On October 19, 2023, the Company entered into the third amendment (the "Third Amendment") to the Credit Agreement, in order to, among other things, (i) extend the financial covenant relief period by one year to April 30, 2026, (ii) increase the maximum consolidated leverage ratio covenant for certain test periods as set forth in the Third Amendment, (iii) reduce the minimum consolidated interest coverage ratio covenant for certain test periods as set forth in the Third Amendment and (iv) make certain other changes as set forth therein. These amendments had the effect of extending and temporarily expanding financial covenant relief under the Credit Agreement previously provided for in the First Amendment and Second Amendment.
Effective June 6, 2023, in connection with the Second Amendment, interest on loans made under the Credit Agreement in U.S. Dollars accrues, at the Company's option, at a rate per annum equal to (1) (x) the Base Rate (as defined in the Credit Agreement) plus (y) a margin ranging from 0.25% to 2.75% depending upon the Company’s consolidated leverage ratio (except that, during the period that financial covenant relief is in effect (including during the extended covenant relief period provided pursuant to the Third Amendment), the margin will not be less than 2.25% per annum) or (2) (x) Term SOFR Rate (as defined in the Credit Agreement) plus (y) a credit spread adjustment of (i) for term loans, 0.10% and (ii) for revolving credit borrowings, 0.11%, 0.26% or 0.43% for one, three and six month interest periods, respectively, plus (z) a margin ranging from 1.25% to 3.75% depending upon the Company's consolidated leverage ratio (except that, during the period that financial covenant relief pursuant to the Third Amendment is in effect, the margin will not be less than 3.25% per annum) (such margin, the "Applicable Margin"). Interest on loans made under the Revolving Credit Facility in Alternative Currencies accrues at a rate per annum equal to a customary benchmark rate (including, in certain cases, credit spread adjustments) plus the Applicable Margin.
All of the Company's obligations under the Credit Agreement are unconditionally guaranteed by all of the Company’s direct and indirect domestic subsidiaries, other than certain excluded subsidiaries, including, but not limited to, any domestic subsidiary the primary assets of which consist of equity or debt of non-U.S. subsidiaries, certain immaterial non-wholly-owned domestic subsidiaries and subsidiaries that are prohibited from providing a guarantee under applicable law or that would require governmental approval to provide such guarantee. The Company and the guarantors have also pledged substantially all of their assets to secure their obligations under the Credit Agreement.
No amortization is required with respect to the revolving loans. Effective June 6, 2023, in connection with the Second Amendment, the Term Loans amortize (x) during the period that financial covenant relief is in effect (including during the extended covenant relief period provided pursuant to the Third Amendment), in equal quarterly installments of 1.875% of the aggregate principal amount outstanding on the Third Restatement Effective Date, and (y) otherwise, in equal quarterly installments of 1.25% of the aggregate principal amount outstanding on the Third Restatement Effective Date, with the balance due at maturity. The Company may voluntarily prepay borrowings at any time and from time to time, without premium or penalty, other than customary "breakage costs" in certain circumstances. In the third quarter of fiscal year 2024, the Company made a $250 million prepayment on the Term Loans in connection with the Third Amendment, after which there is no scheduled amortization remaining on the Term Loans.
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
Compliance with the leverage and interest expense coverage financial covenants is measured quarterly based upon the Company’s performance over the most recent four quarters, and compliance with the liquidity covenant is measured as of the last day of each monthly accounting period. As of April 28, 2024, the Company was in compliance with the financial covenants in the Credit Agreement. See "Liquidity" in Note 1, Organization and Basis of Presentation, for additional information about compliance with the financial covenants.
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
Convertible Senior Notes due 2027
On October 12, 2022 and October 21, 2022, the Company issued and sold $300.0 million and $19.5 million, respectively, in aggregate principal amount of 1.625% Convertible Senior Notes due 2027 (the "2027 Notes") in a private placement. The 2027 Notes were issued pursuant to an indenture, dated October 12, 2022, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (the "2027 Indenture"). The 2027 Notes are jointly and severally and fully and unconditionally guaranteed by each of the Company’s current and future direct and indirect wholly-

owned domestic subsidiaries that guarantee its borrowings under its Credit Agreement. The 2027 Notes bear interest at a rate of 1.625% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2023. The 2027 Notes will mature on November 1, 2027, unless earlier converted, redeemed or repurchased.
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
Prior to the close of business on the business day immediately preceding July 1, 2027, the 2027 Notes are convertible at the option of the holders thereof only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on January 29, 2023 (and only during such fiscal quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which, for each trading day of that period, the Trading Price (as defined in the 2027 Indenture), as determined following a request by a holder of the 2027 Notes in accordance with the procedures described in the 2027 Indenture, per $1,000 principal amount of the 2027 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; (3) if the Company calls such 2027 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2027 Notes called (or deemed called as provided in the 2027 Indenture) for redemption; or (4) upon the occurrence of specified corporate events described in the 2027 Indenture. As of April 28, 2024, none of the conditions allowing holders of the 2027 Notes to convert had been met. On or after July 1, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2027 Notes, holders of the 2027 Notes may convert all or a portion of their 2027 Notes, regardless of the foregoing conditions. Upon conversion, the 2027 Notes will be settled in cash up to the aggregate principal amount of the 2027 Notes to be converted, and in cash, shares of the Company's common stock or any combination thereof, at the Company’s option, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2027 Notes being converted.
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
Convertible Note Hedge Transactions
On October 6, 2022 and October 19, 2022, the Company entered into privately negotiated convertible note hedge transactions (the "Convertible Note Hedge Transactions") with an affiliate of one of the initial purchasers of the 2027 Notes and another financial institution (collectively, the "Counterparties") whereby the Company has the option to purchase the same number of shares of the Company’s common stock initially underlying the 2027 Notes in the aggregate for approximately $37.27 per share, which is subject to anti-dilution adjustments substantially similar to those in the 2027 Notes. The Convertible Note Hedge Transactions will expire upon the maturity of the 2027 Notes, if not earlier exercised. The Convertible Note Hedge Transactions are expected to reduce the potential dilution to the common stock upon the conversion of the 2027 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2027 Notes, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the Convertible Note Hedge Transactions, is greater than the strike price of the Convertible Note Hedge Transactions, which initially corresponds to the initial conversion price of the 2027 Notes, or approximately $37.27 per share of the common stock. The Convertible Note Hedge Transactions are separate transactions, entered into by the Company with each of the Counterparties, and are not part of the terms of the 2027 Notes. Holders of the 2027 Notes do not have any rights with respect to the Convertible Note Hedge Transactions. The Company used approximately $72.6 million of the net proceeds from the offering of the 2027 Notes to pay the cost of the Convertible Note Hedge Transactions. The Convertible Note Hedge Transactions are recorded in additional paid-in capital in the Balance Sheets as they do not require classification outside of equity pursuant to Accounting Standards Codification ("ASC") 480 and qualify for equity classification pursuant to ASC 815.
Warrant Transactions
On October 6, 2022 and on October 19, 2022, the Company separately entered into privately negotiated warrant transactions (the "Warrants") with the Counterparties whereby the holders of the Warrants have the option to acquire, collectively, subject to anti-dilution adjustments, approximately 8.6 million shares of the Company’s common stock at an initial strike price of approximately $51.15 per share. The Warrants were sold in private placements to the Counterparties pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), afforded by Section 4(a)(2) of the Securities Act. If the market price per share of the common stock, as measured under the terms of the Warrants, exceeds the strike price of the Warrants, the Warrants could have a dilutive effect on the common stock, unless the Company elects, subject to certain conditions, to settle the Warrants in cash. The Warrants will expire over a period beginning in February 2028.
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
Prior to the close of business on the business day immediately preceding August 1, 2028, the 2028 Notes will be convertible at the option of the holders thereof only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on January 28, 2024 (and only during such fiscal quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which, for each trading day of that period, the Trading Price (as defined in the 2028 Indenture), as determined following a request by a holder of the 2028 Notes in accordance with the procedures described in the Indenture, per $1,000 principal amount of the 2028 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; (3) if the Company calls such 2028 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2028 Notes called (or deemed called as provided in the 2028 Indenture) for redemption; or (4) upon the occurrence of specified corporate events described in the 2028 Indenture. As of April 28, 2024, one of the conditions allowing the holders of the 2028 Notes to convert had been met. The trading price of the Company’s common stock remained above 130% of the applicable $20.37 conversion price for at least 20 trading days during the 30 consecutive-trading day period ending on, and including, April 28, 2024 resulting in the right of the holders of the 2028 Notes to convert the 2028 Notes beginning April 29, 2024 through July 26, 2024 (the last business day of the fiscal quarter ending July 28, 2024).
In addition, on or after August 1, 2028 until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2028 Notes, holders of the 2028 Notes may convert all or a portion of their 2028 Notes, regardless of the foregoing conditions. Upon conversion, the 2028 Notes will be settled in cash up to the aggregate principal amount of the 2028 Notes to be converted, and in cash, shares of the Company's common stock or any combination thereof, at the Company’s option, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2028 Notes being converted.
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
Interest Expense
Interest expense was comprised of the following components for the periods presented:

	Three Months Ended
(in thousands)	April 28, 2024	April 30, 2023
Contractual interest	$23,645	$21,241
Interest swap agreement	(2,795)	(2,145)
Amortization of deferred financing costs	2,379	1,414
Total interest expense	$23,229	$20,510
As of April 28, 2024 and January 28, 2024, there was $2.9 million outstanding under the letters of credit, swing line loans and alternative currency sub-facilities under the Revolving Credit Facility.

Note 10: Income Taxes
The Company’s effective tax rate differs from the statutory federal income tax rate of 21% primarily due to the regional mix of income, changes in valuation allowance and research and development ("R&D") tax credits. The Tax Cuts and Jobs Act requires R&D costs incurred for tax years beginning after December 31, 2021 to be capitalized and amortized ratably over five or fifteen years for tax purposes, depending on where the research activities are conducted. The Company has elected to treat global intangible low-taxed income ("GILTI") as a period cost and the additional capitalization of R&D costs within GILTI increases the Company's provision for income taxes.
In December 2021, the Organization for Economic Cooperation and Development ("OECD") published a framework for a new global minimum tax of 15% ("Pillar Two") on income arising in low-tax jurisdictions, and certain governments in countries where the Company operates have enacted local Pillar Two legislation, with an effective date from January 1, 2024. The Company currently does not expect Pillar Two to have a material impact on its provision for income taxes; however, any future changes in OECD guidance or interpretations could adversely impact the Company’s initial assessment.
During the second quarter of fiscal year 2024, the Company determined utilization of its net deferred tax assets ("DTAs") in the United States ("U.S.") was limited, and accordingly recorded a full valuation allowance reserve. This determination was made after evaluating both the positive and negative evidence regarding the recoverability of the Company’s net U.S. DTAs. The amount of the DTA considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company’s projections for future growth.
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (before the federal impact of state items) is as follows:

(in thousands)
Balance at January 28, 2024	$36,548
Additions based on tax positions related to the current fiscal year	341
Decreases based on tax positions related to prior fiscal years	(272)
Balance at April 28, 2024	$36,617
Included in the balance of gross unrecognized tax benefits at both April 28, 2024 and January 28, 2024 was $14.6 million of net tax benefits (after the federal impact of state items), that, if recognized, would impact the effective tax rate, prior to consideration of any required valuation allowance.
The liability for UTP is reflected in the Balance Sheets as follows:

(in thousands)	April 28, 2024	January 28, 2024
Deferred tax assets - non-current	$20,623	$20,519
Other long-term liabilities	14,593	14,632
Total accrued taxes	$35,216	$35,151
The Company’s policy is to include net interest and penalties related to unrecognized tax benefits in the "Provision (benefit) for income taxes" in the Statements of Operations.
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

The Company’s regional income or loss before taxes and equity method income or loss was as follows:

	Three Months Ended
(in thousands)	April 28, 2024	April 30, 2023
Domestic	$(18,869)	$(18,841)
Foreign	(1,384)	(12,986)
Total	$(20,253)	$(31,827)

Note 11: Leases
The Company has operating leases for real estate, vehicles, and office equipment, which are accounted for in accordance with ASC 842, "Leases." Real estate leases are used to secure office space for the Company's administrative, engineering, production support and manufacturing activities. The Company's leases have remaining lease terms of up to approximately eight years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year.
The components of lease expense were as follows:

	Three Months Ended
(in thousands)	April 28, 2024	April 30, 2023
Operating lease cost	$1,889	$2,149
Short-term lease cost	144	609
Sublease income	(155)	(158)
Total lease cost	$1,878	$2,600
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
(in thousands)	April 28, 2024	April 30, 2023
Cash paid for amounts included in the measurement of lease liabilities	$2,083	$2,181
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$13

April 28, 2024
Weighted-average remaining lease term–operating leases (in years)	5.3
Weighted-average discount rate on remaining lease payments–operating leases	6.9%
Supplemental balance sheet information related to leases was as follows:

(in thousands)	April 28, 2024	January 28, 2024
Operating lease right-of-use assets in "Other assets"	$22,830	$23,870

Operating lease liabilities in "Accrued liabilities"	$6,275	$6,560
Operating lease liabilities in "Other long-term liabilities"	20,293	22,033
Total operating lease liabilities	$26,568	$28,593
Maturities of lease liabilities as of April 28, 2024 are as follows:

(in thousands)
Fiscal Year Ending:
2025 (remaining nine months)	$6,169
2026	6,977
2027	5,155
2028	4,513
2029	3,661
Thereafter	5,738
Total lease payments	32,213
Less: imputed interest	(5,645)
Total	$26,568

Note 12: Commitments and Contingencies
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
Because the outcomes of litigation and other legal matters are inherently unpredictable, the Company’s evaluation of legal matters or proceedings often involves a series of complex assessments by management about future events and can rely heavily on estimates and assumptions. While the consequences of certain unresolved matters and proceedings are not presently determinable, and an estimate of the probable and reasonably possible loss or range of loss for such proceedings cannot be reasonably made, an adverse outcome from such proceedings could have a material adverse effect on the Company’s financial condition and results of operations in any given reporting period. However, in the opinion of management, after consulting with legal counsel, any ultimate liability related to current outstanding claims and lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company’s control.
As such, even though the Company intends to vigorously defend itself with respect to its legal matters, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company’s business, financial condition, operating results, or cash flows.
On June 14, 2022, Denso Corporation, and several of its affiliates (collectively "Denso"), filed a complaint against Sierra Wireless and several of its affiliates ("Sierra Entities") in the Superior Court of California, County of San Diego. Denso asserted eight causes of action, including claims for breach of express and implied warranties, equitable indemnification, negligent and intentional misrepresentation, unjust enrichment, promissory estoppel, and declaratory judgment, based on an alleged defect related to the GPS week number rollover date. Denso alleged that it incurred in excess of $84 million in damages and costs to implement a firmware update provided by Sierra Entities' supplier in late 2018, before Sierra Wireless disposed of the automotive business, to address the alleged product defect. Denso filed an amended complaint on September 23, 2022, asserting essentially the same eight causes of action. After briefing on a demurrer and initial discovery, the parties' reached a settlement agreement on September 18, 2023 with payments to be made in four quarterly installments commencing on or before September 30, 2023.
On March 25, 2022, Harman Becker Automotive Systems GmbH, and several of its affiliates (collectively "Harman"), filed a complaint against certain Sierra Entities in the District Court of Munich, Germany. Harman asserted claims that the Sierra Entities, in connection with the delivery of certain modules by the Sierra Entities, violated a frame supply agreement, a quality assurance agreement and the United Nations Convention on Contracts for the International Sales of Goods. Harman alleged that it incurred approximately $16 million in damages and costs, the bulk of which amount related to settling with a customer that had to implement a firmware update provided by Sierra Entities' supplier in late 2018, before Sierra Wireless disposed of the automotive business, to address the alleged product defect. Since the case is at an early stage, at this time, the Company is unable to form a conclusion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss resulting from the alleged claims. The Company intends to defend the claims vigorously.
Environmental Matters
The Company vacated a former facility in Newbury Park, California in 2002, but continues to address groundwater and soil contamination at the site. The Company’s efforts to address site conditions have been at the direction of the Los Angeles Regional Water Quality Control Board ("RWQCB"). In October 2013, an order was issued including a scope of proposed additional site work, monitoring, and remediation activities. The Company has been complying with RWQCB orders and direction, and continues to implement an approved remedial action plan addressing the soil, groundwater, and soil vapor at the site.
The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based on the latest determinations by the RWQCB and the most recent actions taken pursuant to the remedial action plan, the Company estimates the total range of probable loss to be between $7.9 million and $9.4 million. To date, the Company has made $7.0 million in payments towards the remedial action plan. As of April 28, 2024, the estimated range of probable loss remaining was between $0.9 million and $2.4 million. Given the uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss. Therefore, the Company has recorded the minimum amount of probable loss and as of April 28, 2024, has a remaining accrual of $0.9 million related to this matter. These estimates could change as a result of changes in planned remedial actions, further actions from the regulatory agency, remediation technology, and other factors.
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
The Company's liability for the deferred compensation plan is presented below:

(in thousands)	April 28, 2024	January 28, 2024
Accrued liabilities	$6,877	$7,412
Other long-term liabilities	31,614	32,288
Total deferred compensation liabilities under this plan	$38,491	$39,700
The Company has purchased whole life insurance on the lives of certain current deferred compensation plan participants. This corporate-owned life insurance is held in a grantor trust and is intended to cover a majority of the Company's costs of the deferred compensation plan.
The cash surrender value of the Company's corporate owned life insurance is presented below:

(in thousands)	April 28, 2024	January 28, 2024
Other current assets	$2,871	$4,538
Other assets	26,081	25,098
Total cash surrender value of corporate-owned life insurance	$28,952	$29,636

Note 13: Restructuring
The Company has undertaken structural reorganization actions to reduce its workforce as a result of cost-saving measures and internal resource alignment including from the realization of synergies of the Sierra Wireless Acquisition. The Company had restructuring charges of $2.3 million in the three months ended April 28, 2024, compared to charges of $2.1 million in the three months ended April 30, 2023. Restructuring related liabilities are included in "Accrued liabilities" in the Balance Sheets.
Restructuring activity is summarized as follows:

(in thousands)	One-time employee termination benefits	Other restructuring	Total
Balance at January 28, 2024	$5,799	$478	$6,277
Charges	2,199	70	2,269
Cash payments	(5,388)	(201)	(5,589)
Balance at April 28, 2024	$2,610	$347	$2,957
Restructuring charges were included in the Statements of Operations as follows:

	Three Months Ended
(in thousands)	April 28, 2024	April 30, 2023
Cost of sales	$—	$497
Restructuring	2,269	1,563
Total restructuring charges	$2,269	$2,060

Note 14: Concentration of Risk
The following significant customers accounted for at least 10% of the Company's net sales in one or more of the periods indicated:

	Three Months Ended
(percentage of net sales) (1)	April 28, 2024	April 30, 2023
Frontek Technology Corporation (and affiliates)	12%	*
Trend-tek Technology Ltd. (and affiliates)	11%	*
(1) In each period with an asterisk, the customer represented less than 10% of the Company's net sales.
The following table shows the customers that have an outstanding receivable balance that represents at least 10% of the Company's total net receivables as of one or more of the dates indicated:

(percentage of net receivables) (1)	April 28, 2024	January 28, 2024
Frontek Technology Corporation (and affiliates)	15%	15%
Trend-tek Technology Ltd (and affiliates)	11%	*
(1) In each period with an asterisk, the customer represented less than 10% of the Company's total net receivables.
Outside Subcontractors and Suppliers
The Company relies on a limited number of third-party subcontractors and suppliers for the supply of silicon wafers, chipsets and other electronic components, and for product manufacturing, packaging, testing and certain other tasks. Disruption or termination of supply sources or subcontractors have delayed and could in the future delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. A significant amount of the Company’s third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in the U.S., China, Japan, and Taiwan. A significant amount of the Company’s assembly and test operations are conducted by third-party contractors in China, Malaysia, Mexico, Taiwan, and Vietnam.

Note 15: Segment Information
The Company’s Chief Executive Officer functions as the chief operating decision maker ("CODM"). The CODM makes operating decisions and assesses performance based on the Company's major product lines, which represent its operating segments. The Company currently has three operating segments—Signal Integrity, Analog Mixed Signal and Wireless, and IoT Systems and Connectivity—that represent three separate reportable segments.
Prior to the fourth quarter of fiscal year 2024, the Company had four operating segments—Signal Integrity, Advanced Protection and Sensing, IoT Systems and IoT Connected Services. In the fourth quarter of fiscal year 2024, as a result of organizational restructuring, the wireless business, which was previously included in the former IoT Systems operating segment, and the software defined video over ethernet business, which was previously included in the Signal Integrity operating segment, were moved into the Analog Mixed Signal and Wireless operating segment, formerly the Advanced Protection and Sensing operating segment, which also includes the proximity sensing, power and protection businesses. In the first quarter of fiscal year 2025, as a result of organizational restructuring, the Company combined the IoT Systems operating segment and the IoT Connected Services operating segment into the newly formed IoT Systems and Connectivity operating segment. As a result of the reorganization, the Company has three reportable segments. All prior year information in the tables below has been revised retrospectively to reflect the change to the Company's reportable segments.
The Company’s assets are commingled among the various operating segments and the CODM does not use asset information in making operating decisions or assessing performance. Therefore, the Company has not included asset information by reportable segment in the segment disclosures below.
Net sales and gross profit by reportable segment were as follows:

	Three Months Ended
(in thousands)	April 28, 2024		April 30, 2023
Net sales:
Signal Integrity	$58,299	28%	$40,891	17%
Analog Mixed Signal and Wireless	75,344	37%	59,619	25%
IoT Systems and Connectivity	72,462	35%	136,029	58%
Total net sales	$206,105	100%	$236,539	100%
Gross profit:
Signal Integrity	$34,761		$24,487
Analog Mixed Signal and Wireless	40,704		36,474
IoT Systems and Connectivity	27,094		53,808
Unallocated costs, including share-based compensation and amortization of acquired technology	(2,967)		(11,823)
Total gross profit	$99,592		$102,946
Geographic Information
Net sales activity by geographic region was as follows:

	Three Months Ended
(percentage of total net sales)	April 28, 2024	April 30, 2023
Asia-Pacific	64%	54%
North America	22%	31%
Europe	14%	15%
	100%	100%

The Company attributes sales to a country based on the ship-to address. The table below summarizes sales activity to geographies that represented greater than 10% of total sales for at least one of the periods presented:

	Three Months Ended
(percentage of total net sales)	April 28, 2024	April 30, 2023
China (including Hong Kong)	43%	24%
United States	21%	28%
Although a large percentage of the Company's products is shipped into the Asia-Pacific region, a significant number of products produced by these customers and incorporating the Company's semiconductor products are then sold outside this region.
Sales by Revenue Type
Net sales by revenue type were as follows:

	Three Months Ended
(in thousands)	April 28, 2024		April 30, 2023
Net sales:
Product sales	$177,488	86%	$207,381	88%
Service revenue	28,617	14%	29,158	12%
Total net sales	$206,105	100%	$236,539	100%

Note 16: Stock Repurchase Program
The Company maintains a stock repurchase program that was initially approved by its board of directors (the "Board of Directors") in March 2008. The stock repurchase program does not have an expiration date and the Board of Directors has authorized expansion of the program over the years. On March 11, 2021, the Board of Directors approved the expansion of the stock repurchase program by an additional $350.0 million. There was no activity under the stock repurchase program during the three months ended April 28, 2024 and April 30, 2023. As of April 28, 2024, the remaining authorization under the program was $209.4 million. Under the program, the Company may repurchase its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. The Company’s repurchases may be made through Rule 10b5-1 and/or Rule 10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. To the extent the Company repurchases any shares of its common stock under the program in the future, the Company expects to fund such repurchases from cash on hand and borrowings on its Revolving Credit Facility. The Company has no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.

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
The Company's foreign currency forward contracts had the following outstanding balances:

	April 28, 2024			January 28, 2024
(in thousands, except number of instruments)	Number of Instruments	Sell Notional Value	Buy Notional Value	Number of Instruments	Sell Notional Value	Buy Notional Value
Sell USD/Buy CAD Forward Contract	7	$9,010	$12,250	10	$12,899	$17,550
Total	7			10
These foreign currency forward contracts were designated as cash flows hedges and the unrealized gains or losses, net of tax, were recorded as a component of "Accumulated other comprehensive income or loss, net" ("AOCI") in the Balance Sheets. The effective portions of the cash flow hedges were recorded in AOCI until the hedged items were recognized in either "Selling, general and administrative expense" or "Product development and engineering expense" in the Statements of Operations once the foreign exchange contract matured, offsetting the underlying hedged expenses. Any ineffective portions of the cash flow hedges were recorded in "Non-operating income, net" in the Statements of Operations. The Company presents its derivative assets and liabilities at their gross fair values in the Balance Sheets.
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
The interest rate swap agreements have been designated as cash flow hedges and unrealized gains or losses, net of income tax, are recorded as a component of AOCI in the Balance Sheets. As the various settlements are made on a monthly basis, the realized gain or loss on the settlements are recorded in "Interest expense" in the Statements of Operations. The interest rate swap agreements resulted in a realized gain of $2.8 million for the three months ended April 28, 2024, compared to a realized gain of $2.1 million for the three months ended April 30, 2023.
The fair values of the Company's instruments that qualify as cash flow hedges in the Balance Sheets were as follows:

(in thousands)	April 28, 2024	January 28, 2024
Interest rate swap agreement	$9,360	$7,144
Foreign currency forward contracts	—	168
Total other current assets	$9,360	$7,312

Interest rate swap agreement	$10,166	$178
Total other long-term assets	$10,166	$178

Foreign currency forward contracts	$28	$—
Total accrued liabilities	$28	$—

Interest rate swap agreement	—	7
Total other long-term liabilities	$—	$7

During fiscal year 2021, the Company entered into an economic hedge program that used total return swap contracts to hedge the market risk associated with the unfunded portion of the Company's deferred compensation liability. The total return swap contracts generally had a duration of one month and were rebalanced and re-hedged at the end of each monthly term. While the total return swap contracts were treated as economic hedges, the Company did not designate them as hedges for accounting purposes. The total return swap contracts were measured at fair value and recognized in the Balance Sheets in "Accrued Liabilities" if the instruments were in a loss position and in "Other Current Assets" if the instruments were in a gain position. Unrealized gains and losses, as well as realized gains and losses for settlements, on the total return swap contracts were recognized in "Selling, general and administrative expenses" in the Statements of Operations. The total return swap contracts, which matured during fiscal year 2024, resulted in a net loss recognized in earnings of $0.1 million for the three months ended April 30, 2023.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following "Management’s Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with our interim unaudited condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this "Quarterly Report") and "Special Note Regarding Forward-Looking and Cautionary Statements" in this Quarterly Report as well as “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2024.
Our interim unaudited condensed consolidated balance sheets are referred to herein as the "Balance Sheets" and interim unaudited condensed consolidated statements of operations are referred to herein as the "Statements of Operations." Amounts and percentages may not add precisely due to rounding.
Overview
Semtech Corporation (together with its consolidated subsidiaries, the "Company", "we", "our", or "us") is a high-performance, semiconductor, Internet of Things ("IoT") systems and cloud connectivity service provider. We have three operating segments—Signal Integrity, Analog Mixed Signal and Wireless, and IoT Systems and Connectivity—that represent three separate reportable segments. Prior to the fourth quarter of fiscal year 2024, the Company had four operating segments—Signal Integrity, Advanced Protection and Sensing, IoT Systems and IoT Connected Services. In the fourth quarter of fiscal year 2024, as a result of organizational restructuring, the wireless business, which was previously included in the former IoT Systems operating segment, and the software defined video over ethernet business, which was previously included in the Signal Integrity operating segment, were moved into the Analog Mixed Signal and Wireless operating segment, formerly the Advanced Protection and Sensing operating segment, which also includes the proximity sensing, power and protection businesses. In the first quarter of fiscal year 2025, as a result of organizational restructuring, the Company combined the IoT Systems operating segment and the IoT Connected Services operating segment into the newly formed IoT Systems and Connectivity operating segment. As a result of the reorganization, the Company has three reportable segments. All prior year information in the tables below has been revised retrospectively to reflect the change to the Company's reportable segments. See Part I, Item 1, Note 15, Segment Information, to our interim unaudited condensed consolidated financial statements for additional information on our reportable segments.
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
Analog Mixed Signal and Wireless. We design, develop, manufacture and market high-performance protection devices, which are often referred to as transient voltage suppressors ("TVS") and specialized sensing products. TVS devices provide protection for electronic systems where voltage spikes (called transients), such as electrostatic discharge, electrical over stress or secondary lightning surge energy, can permanently damage sensitive ICs. Our portfolio of protection solutions include filter and termination devices that are integrated with the TVS device. Our products provide robust protection while preserving signal integrity in high-speed communications, networking and video interfaces. These products also operate at very low voltage. Our protection products can be found in a broad range of applications including smart phones, LCD and organic light-emitting diode TVs and displays, set-top boxes, monitors and displays, tablets, computers, notebooks, base stations, routers, automobile and industrial systems. Our unique sensing technology enables proximity sensing and advanced user interface solutions for our mobile and consumer products. We also design, develop, manufacture and market a portfolio of specialized radio frequency products used in a wide variety of industrial, medical and communications applications. Our wireless products, which include our LoRa® devices and wireless radio frequency technology ("LoRa Technology"), feature industry leading and longest range industrial, scientific and medical radio, enabling a lower total cost of ownership and increased reliability. These features make these products particularly suitable for machine-to-machine and IoT applications. We also design, develop, and market power product devices that control, alter, regulate, and condition the power within electronic systems focused on the LoRa and IoT infrastructure segment. The highest volume product types within this category are switching voltage regulators, combination switching and linear regulators, smart regulators, isolated switches, and wireless charging. Our video products offer advanced solutions for highly differentiated audio video-over-IP technology for professional audio video applications.
IoT Systems and Connectivity. We design, develop, operate and market a comprehensive product portfolio of IoT solutions that enable businesses to connect and manage their devices, collect and analyze data, and improve decision-making. The portfolio includes a wide range of modules, gateways, routers, and connected services that are designed to meet the specific needs of different industries and applications. Our modules are available in a variety of form factors and connectivity options, including LTE-M, NB-IoT and 5G, and can be integrated into an array of devices and systems. Our gateways and routers are designed to provide reliable and secure connectivity for IoT devices, while our connected services enable businesses to manage devices and connectivity so businesses can navigate the complex IoT landscape and realize the full potential of connected devices. We also design, develop, operate and market a portfolio of connected services used in a wide variety of industrial, medical and communications applications. Our connected services include wireless connectivity and cloud-based services for customers to deploy, connect, and operate their end applications. Our services have been purpose-built for IoT applications and include features such as SIM and subscription management, device and data management, geolocation support, as well as reporting and alerting that can be configured or tailored to a variety of IoT use cases.
Our net sales by reportable segment were as follows:

	Three Months Ended
(in thousands)	April 28, 2024	April 30, 2023
Signal Integrity	$58,299	$40,891
Advanced Protection and Sensing	75,344	59,619
IoT Systems and Connectivity	72,462	136,029
Total	$206,105	$236,539
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
Factors Affecting Our Performance
Most of our sales to customers are made on the basis of individual customer purchase orders and many customers include cancellation provisions in their purchase orders. Net sales made through independent distributors during the first quarters of fiscal years 2025 and 2024 were 73% and 61%, respectively, of net sales and the remainder were made directly to customers. The higher percentage of distributor sales in the first quarter of fiscal year 2025 was due to customers electing to leverage the value of purchasing through distributors to better manage their supply chain.
We are a global business with customers and suppliers around the world. A significant amount of our third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located outside the United States, including China, Japan, and Taiwan. A significant amount of our assembly and test operations are conducted by third-party contractors located outside the United States, including China, Malaysia, Mexico, Taiwan, and Vietnam. Net sales outside the United States constituted 79% and 72% during the first quarters of fiscal years 2025 and 2024, respectively. Approximately 64% and 54% of our net sales during the first quarters of fiscal years 2025 and 2024, respectively, were to customers located in the Asia-Pacific region. We are subject to export restrictions and trade regulations, which have limited our ability to sell to certain customers in certain regions.
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

Results of Operations
The following table sets forth, for the periods indicated, our Statements of Operations expressed as a percentage of net sales.

	Three Months Ended
	April 28, 2024	April 30, 2023
Net sales	100.0%	100.0%
Cost of sales	50.6%	51.9%
Amortization of acquired technology	1.1%	4.6%
Total cost of sales	51.7%	56.5%
Gross profit	48.3%	43.5%
Operating expenses, net:
Selling, general and administrative	25.4%	24.4%
Product development and engineering	20.2%	21.4%
Intangible amortization	0.1%	2.1%
Restructuring	1.1%	0.7%
Total operating expenses, net	46.8%	48.5%
Operating income (loss)	1.5%	(5.0)%
Interest expense	(11.3)%	(8.7)%
Interest income	0.3%	0.5%
Non-operating income (expense), net	0.2%	(0.2)%
Investment impairments and credit loss reserves, net	(0.5)%	—%
Loss before taxes and equity method income (loss)	(9.8)%	(13.5)%
Provision (benefit) for income taxes	1.4%	(1.0)%
Net loss before equity method income (loss)	(11.3)%	(12.4)%
Equity method income (loss)	—%	—%
Net loss	(11.2)%	(12.4)%
Net loss attributable to noncontrolling interest	—%	—%
Net loss attributable to common stockholders	(11.2)%	(12.4)%
Percentages may not add precisely due to rounding.
Our regional mix of loss before taxes and equity method income (loss) was as follows:

	Three Months Ended
(in thousands)	April 28, 2024	April 30, 2023
Domestic	$(18,869)	$(18,841)
Foreign	(1,384)	(12,986)
Total	$(20,253)	$(31,827)
Domestic performance includes higher levels of share-based compensation compared to foreign operations.

Comparison of the Three Months Ended April 28, 2024 and April 30, 2023
Net Sales
The following table summarizes our net sales by major end market:

	Three Months Ended
(in thousands, except percentages)	April 28, 2024		April 30, 2023
	Net Sales	% Net Sales	Net Sales	% Net Sales	Change
Infrastructure	$55,977	27%	$39,000	16%	44%
High-End Consumer	34,539	17%	21,594	9%	60%
Industrial	115,589	56%	175,945	75%	(34)%
Total	$206,105	100%	$236,539	100%	(13)%
Net sales in the first quarter of fiscal year 2025 were $206.1 million, a decrease of 12.9% compared to $236.5 million in the first quarter of fiscal year 2024, which was primarily driven by lower net sales from our industrial end market related to decreased sales volume and pricing pressures. Comparing the same periods, our infrastructure and high-end consumer end markets had stronger demand and resulting net sales. Net sales from our infrastructure end market increased $17.0 million in the first quarter of fiscal year 2025 compared to the first quarter of fiscal year 2024, primarily driven by a $10.6 million increase in PON sales and an $8.0 million increase in data center sales, partially offset by a $1.6 million decrease in TVS infrastructure product sales. Net sales from our high-end consumer end market increased $12.9 million in the first quarter of fiscal year 2025 compared to the first quarter of fiscal year 2024, primarily driven by an increase in TVS consumer product sales. Net sales from our industrial end market decreased $60.4 million in the first quarter of fiscal year 2025 compared to the first quarter of fiscal year 2024, primarily driven by a $47.4 million decrease in module sales and a $16.0 million decrease in router sales, partially offset by a $2.6 million increase in LoRa-enabled sales in industrial applications.
The following table summarizes our net sales by reportable segment:

	Three Months Ended
(in thousands, except percentages)	April 28, 2024		April 30, 2023
	Net Sales	% Net Sales	Net Sales	% Net Sales	Change
Signal Integrity	$58,299	28%	$40,891	17%	43%
Analog Mixed Signal and Wireless	75,344	37%	59,619	25%	26%
IoT Systems and Connectivity	72,462	35%	136,029	58%	(47)%
Total	$206,105	100%	$236,539	100%	(13)%
Net sales in the first quarter of fiscal year 2025, as compared to the first quarter of fiscal year 2024, were impacted by softer demand in the IoT Systems and Connectivity reportable segment, which contributed to lower sales volume and pricing pressures, but benefited from stronger demand in the Signal Integrity and Analog Mixed Signal and Wireless reportable segments. Net sales from Signal Integrity increased $17.4 million in the first quarter of fiscal year 2025 compared to the first quarter of fiscal year 2024 primarily driven by a $10.6 million increase in PON sales and $8.0 million increase in data center sales, partially offset by a $1.1 million decrease in broadcast sales. Net sales from Analog Mixed Signal and Wireless increased $15.7 million in the first quarter of fiscal year 2025 compared to the first quarter of fiscal year 2024 primarily driven by a $9.9 million increase in TVS product sales, a $2.6 million increase in proximity sensing sales, and a $1.4 increase in LoRa-enabled product sales. Net sales from IoT Systems and Connectivity decreased $63.6 million in the first quarter of fiscal year 2025 compared to the first quarter of fiscal year 2024 primarily driven by a $47.4 million decrease in module sales and a $16.0 million decrease in router sales.

Gross Profit
The following table summarizes our gross profit and gross margin by reportable segment:

	Three Months Ended
(in thousands, except percentages)	April 28, 2024		April 30, 2023
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Signal Integrity	$34,761	59.6%	$24,487	59.9%
Analog Mixed Signal and Wireless	40,704	54.0%	36,474	61.2%
IoT Systems and Connectivity	27,094	37.4%	53,808	39.6%
Unallocated costs, including share-based compensation and amortization of acquired technology	(2,967)		(11,823)
Total	$99,592	48.3%	$102,946	43.5%
In the first quarter of fiscal year 2025, gross profit decreased $3.4 million to $99.6 million from $102.9 million in the first quarter of fiscal year 2024. This decrease was primarily due to a $26.7 million decrease from IoT Systems and Connectivity due to lower module and router sales primarily driven by soft demand causing decreased sales volume and pricing pressures, partially offset by a $10.3 million increase from Signal Integrity, which experienced higher sales led by 10G PON due to stronger demand, offset by pricing pressures, an $8.6 million decrease in the amortization of acquired technology intangible assets related to the Sierra Wireless Acquisition due to impairments in the fourth quarter of fiscal year 2024, and a $4.2 million increase from Analog Mixed Signal and Wireless, which experienced higher sales led by TVS due to stronger demand, offset by pricing pressures.
Our gross margin was 48.3% in the first quarter of fiscal year 2025, compared to 43.5% in the first quarter of fiscal year 2024. Gross margin for our Signal Integrity segment was 59.6% in the first quarter of fiscal year 2025, compared to 59.9% in the first quarter of fiscal year 2024, primarily due to unfavorable product mix and pricing pressures. Gross margin for our Analog Mixed Signal and Wireless segment was 54.0% in the first quarter of fiscal year 2025, compared to 61.2% in the first quarter of fiscal year 2024, primarily due to unfavorable product mix driven by higher TVS consumer product sales, which experienced pricing pressures. Gross margin for our IoT Systems and Connectivity segment was 37.4% in the first quarter of fiscal year 2025, compared to 39.6% in the first quarter of fiscal year 2024, primarily due to pricing pressures.
Operating Expenses, net
The following table summarizes our operating expenses, net:

	Three Months Ended				Change
(in thousands, except percentages)	April 28, 2024		April 30, 2023
Selling, general and administrative	$52,269	55%	$57,780	51%	(10)%
Product development and engineering	41,604	43%	50,601	44%	(18)%
Intangible amortization	307	—%	4,882	4%	(94)%
Restructuring	2,269	2%	1,563	1%	45%
Total operating expenses, net	$96,449	100%	$114,826	100%	(16)%
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $5.5 million in the first quarter of fiscal year 2025 compared to the first quarter of fiscal year 2024 primarily as a result of a $5.2 million decrease in transaction and integration costs primarily related to the Sierra Wireless Acquisition and $0.9 million lower travel costs, partially offset by $0.5 million higher staffing-related costs, which reflects an increase in share-based compensation related to our cash settled awards liability offset by lower headcount due to recent restructuring.
Product Development and Engineering Expenses
Product development and engineering expenses decreased $9.0 million in the first quarter of fiscal year 2025 compared to the first quarter of fiscal year 2024 primarily as a result of a $4.8 million net decrease in staffing-related costs due to lower headcount, a $2.7 million decrease in new product introduction expenses, a $0.5 million decrease in transaction and integration costs primarily related to the Sierra Wireless Acquisition, a $0.4 million decrease in travel costs, and a $0.4 million decrease in depreciation. The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services, which are typically recorded as a reduction to product development and engineering expense.

Intangible Amortization
Intangible amortization decreased by $4.6 million in the first quarter of fiscal year 2025 compared to the first quarter of fiscal year 2024 due to impairment of intangible assets acquired in the Sierra Wireless Acquisition related to customer relationships and trade name in the fourth quarter of fiscal year 2024. The amortization of acquired technology intangible assets is reflected in cost of sales.
Restructuring
Restructuring increased by $0.7 million to $2.3 million in the first quarter of fiscal year 2025 compared to $1.6 million in the first quarter of fiscal year 2024 primarily due to additional structural reorganization actions to reduce our workforce as a result of cost-saving measures and internal resource alignment including from the realization of synergies of the Sierra Wireless Acquisition.
Interest Expense
Interest expense, including amortization of debt issuance costs, was $23.2 million and $20.5 million for the first quarters of fiscal years 2025 and 2024, respectively. The increase was primarily due to higher interest rates on the portion of our outstanding floating-rate debt that was unhedged during the period, partially offset by the impact of refinancing activities undertaken during the third quarter of fiscal year 2024.
Investment Impairments and Credit Loss Reserves, net
During the first quarter of fiscal year 2025, investment impairments and credit loss reserves, net totaled a loss of $1.1 million due to an other-than-temporary impairment on one of our non-marketable equity investments.
Provision (Benefit) for Income Taxes
We recorded income tax expense of $3.0 million in the first quarter of fiscal year 2025, compared to income tax benefit of $2.4 million in the first quarter of fiscal year 2024. The effective tax rates for the first quarters of fiscal years 2025 and 2024 were a provision rate of 14.6% and a benefit rate of 7.6%, respectively. The effective tax rates in the first quarters of fiscal years 2025 and 2024 differ from the statutory federal income tax rate of 21% primarily due to a regional mix of income, changes in valuation allowance, impact of global intangible low-taxed income ("GILTI") and research and development ("R&D") credits. The Tax Cuts and Jobs Act ("Tax Act") requires R&D costs incurred for tax years beginning after December 31, 2021 to be capitalized and amortized ratably over five or fifteen years for tax purposes, depending on where the research activities are conducted. We have elected to treat GILTI as a period cost and the additional capitalization of R&D costs within GILTI increases our provision for income taxes.
We receive a tax benefit from a tax holiday that was granted in Switzerland. The tax holiday commenced on January 30, 2017, and was effective for five years (the "Initial Term"). Since we met certain staffing targets, the holiday has been extended for an additional five years commencing on January 31, 2022. The maximum benefit under this tax holiday is CHF 500.0 million of cumulative after tax profit, which equates to a maximum potential tax savings of CHF 44.0 million. The extended term of the tax holiday is effective until fiscal year 2027. However, Switzerland implemented the Organization of Economic Co-operation and Development's ("OECD") global minimum tax ("Pillar Two") rules effective from January 1, 2024. Based on the administrative guidance issued by OECD in December 2023, we have determined that Pillar Two rules are applicable in the current fiscal year; therefore, we do not benefit from the tax holiday.
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
We believe that our cash on hand, cash available from future operations and available borrowing capacity under our Revolving Credit Facility (as defined below) are sufficient to meet liquidity requirements for at least the next 12 months, including funds needed for our material cash requirements. As of April 28, 2024, we had $126.8 million in cash and cash equivalents and $282.2 million of available undrawn borrowing capacity on our Revolving Credit Facility, subject to net leverage limitations and customary conditions precedent, including the accuracy of representations and warranties and the absence of defaults. Over the longer-term, we expect to fund our business using cash flows from operating activities.

Under the Credit Agreement (as defined below), we are required to maintain a maximum consolidated leverage ratio, a minimum interest expense coverage ratio and, through January 31, 2025, minimum liquidity. In response to adverse market demand conditions, the Company has taken actions to reduce expenses and maintain compliance with its financial covenants, including entering into amendments to the Credit Agreement in February 2023, June 2023 and October 2023 to provide additional financial flexibility with respect to the financial covenants in the Credit Agreement. These amendments resulted in, among other things, an increase in the maximum leverage ratio, a decrease in the minimum interest ratio and also introduced the minimum liquidity covenant that applies through January 31, 2025. See Note 9, Long-Term Debt, to our interim unaudited condensed consolidated financial statements for additional information regarding these covenant requirements. We were in compliance with these covenants as of April 28, 2024. For additional information regarding risks related to our compliance with covenants in the Credit Agreement, see Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended January 28, 2024.
As of April 28, 2024, we were in compliance with the financial covenants in the Credit Agreement. In response to adverse market conditions, we have taken actions to reduce expenses and maintain compliance with the financial covenants. During the third quarter of fiscal year 2024, we entered into the Third Agreement (as defined in Note 9, Long-Term Debt, to our interim unaudited condensed consolidated financial statements). Based on our current financial projections, management believes we will maintain compliance with our financial covenants and that our existing cash, projected operating cash flows and available borrowing capacity under the Revolving Credit Facility are adequate to meet our operating needs, liabilities and commitments over the next twelve months from the issuance of the accompanying interim unaudited condensed consolidated financial statements. Our ability to comply with the financial covenants in the Credit Agreement (particularly, the maximum consolidated leverage ratio requirement) in future periods may be adversely impacted if market conditions do not improve or the actions we are taking do not sufficiently counter the softer demand environment and reduced revenue levels we are continuing to experience in our end markets.
As of April 28, 2024 and January 28, 2024, there was $2.9 million outstanding under the letters of credit, swing line loans and alternative currency sub-facilities outstanding under the Revolving Credit Facility.
A meaningful portion of our capital resources, and the liquidity they represent, are held by our subsidiaries outside of the U.S. As of April 28, 2024, our foreign subsidiaries held $107.3 million of cash and cash equivalents, compared to $104.6 million at January 28, 2024. Our liquidity may be impacted by fluctuating exchange rates. For additional information on exchange rates, see Item 3–Quantitative and Qualitative Disclosures About Market Risk.
In connection with the enactment of the Tax Act, all historic and current foreign earnings are taxed in the U.S. Depending on the jurisdiction, these foreign earnings are potentially subject to a withholding tax, if repatriated. As of April 28, 2024, our historical undistributed earnings prior to fiscal year 2023 of our foreign subsidiaries are intended to be permanently reinvested outside of the U.S. With the enactment of the Tax Act, all post-1986 previously unremitted earnings for which no U.S. deferred tax liability had been accrued were subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, we have determined that none of our foreign earnings for fiscal years 2023 and 2024 will be permanently reinvested. If we needed to remit all or a portion of our historical undistributed earnings to the U.S. for investment in our domestic operations, any such remittance could result in increased tax liabilities and a higher effective tax rate. Determination of the amount of the unrecognized potential deferred tax liability on these unremitted earnings is not practicable.
We expect our future non-operating uses of cash will be for capital expenditures and debt repayment. We expect to fund these cash requirements through cash flows from operating activities.
Credit Agreement
On September 26, 2022 (the "Third Restatement Effective Date"), we entered into a third amended and restated credit agreement (as amended, restated, supplemented or otherwise modified from time to time, the "Credit Agreement") with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, swing line lender and letter of credit issuer.
As of April 28, 2024, the borrowing capacity on the revolving credit facility under the Credit Agreement (the "Revolving Credit Facility") is $500.0 million, of which $162.5 million is scheduled to mature on November 7, 2024 and $337.5 million is scheduled to mature on January 12, 2028 (subject to, in certain circumstances, an earlier springing maturity), and the term loans thereunder (the "Term Loans") are scheduled to mature on January 12, 2028 (subject to, in certain circumstances, an earlier springing maturity).
As of April 28, 2024, we had $622.6 million outstanding under the Term Loans and $215.0 million outstanding under the Revolving Credit Facility, which had available undrawn borrowing capacity of $282.2 million, subject to net leverage limitations and customary conditions precedent, including the accuracy of representations and warranties and the absence of defaults.
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
As of April 28, 2024, we were in compliance with the financial covenants in our Credit Agreement. The Credit Agreement also contains customary provisions pertaining to events of default. If any event of default occurs, the obligations under the Credit Agreement may be declared due and payable, terminated upon written notice to us and existing letters of credit may be required to be cash collateralized.
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
Convertible Senior Notes due 2027
On October 6, 2022 and October 21, 2022, we issued and sold $300.0 million and $19.5 million, respectively, in aggregate principal amount of 1.625% Convertible Senior Notes due 2027 (the "2027 Notes") in a private placement. The 2027 Notes were issued pursuant to an indenture dated October 12, 2022, by and among us, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. The 2027 Notes bear interest at a rate of 1.625% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2023. The 2027 Notes will mature on November 1, 2027, unless earlier converted, redeemed or repurchased. The 2027 Notes are not currently redeemable and, as of April 28, 2024, none of the conditions allowing holders of the 2027 Notes to convert had been met. The 2027 Notes were initially issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") afforded by Section 4(a)(2) of the Securities Act.
We used approximately $72.6 million of the net proceeds from the 2027 Notes to pay for the cost of the Convertible Note Hedge Transactions, after such cost was partially offset by approximately $42.9 million of proceeds to us from the sale of Warrants in connection with the issuance of the 2027 Notes, all as defined and described in Note 9, Long-Term Debt to our interim unaudited condensed consolidated financial statements. The Convertible Note Hedge Transactions and Warrants transactions are indexed to, and potentially settled in, our common stock and the net cost of $29.7 million has been recorded as a reduction to additional paid-in capital in the consolidated statement of stockholders’ equity (deficit). We used the remaining net proceeds to fund a portion of the consideration in the Sierra Wireless Acquisition and to pay related fees and expenses. For additional information on the 2027 Notes, Convertible Note Hedge Transactions and the Warrants, see Note 9, Long-Term Debt to our interim unaudited condensed consolidated financial statements.
Convertible Senior Notes due 2028
On October 26, 2023, we issued and sold $250.0 million in aggregate principal amount of 4.00% Convertible Senior Notes due 2028 (the "2028 Notes") in a private placement. The 2028 Notes were issued pursuant to an indenture, dated October 26, 2023, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. The 2028 Notes bear interest at a rate of 4.00% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2024. The 2028 Notes will mature on November 1, 2028, unless earlier converted, redeemed or repurchased. The 2028 Notes were offered and sold only to eligible purchasers who are both "qualified institutional buyers" within the meaning of Rule 144A under the Securities Act and "accredited investors" within the meaning of Rule 501(a) under the Securities Act, in reliance on Section 4(a)(2) under the Securities Act.
The 2028 Notes are not currently redeemable. The 2028 Notes may be converted at the option of the holders at the times and under the circumstances and at the conversion rate described in Note 9, Long-Term Debt, to our interim unaudited condensed consolidated financial statements. As of April 28, 2024, one of the conditions allowing holders of the 2028 Notes to convert had been met. The trading price of our common stock remained above 130% of the applicable $20.37 conversion price for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, April 28, 2024, holders of the 2028 Notes would have the right to convert their 2028 Notes beginning April 29, 2024 through July 26, 2024 (the last business day of the quarter ending July 28, 2024). If converted, we will settle in cash the aggregate principal amount of the 2028 Notes to be converted, and for the remainder of the conversion obligations in excess of the aggregate principal amount of the notes being converted, we will settle the obligations in either cash, shares of our common stock, or any combination thereof, at our option.
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
Purchases under our Stock Repurchase Program
We currently have in effect a stock repurchase program that was initially approved by our board of directors ("Board of Directors") in March 2008. On March 11, 2021, the Board of Directors approved the expansion of the stock repurchase program by an additional $350.0 million. This program represents one of our principal efforts to return value to our stockholders. Under the program, subject to the terms of the Credit Agreement, we may repurchase our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. Our repurchases may be made through Rule 10b5-1 and/or Rule 10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions.
We did not repurchase any shares of our common stock under the program in the first three months of fiscal year 2025 or in the first three months of fiscal year 2024. As of April 28, 2024, the remaining authorization under the program was $209.4 million. To the extent we repurchase any shares of our common stock under the program in the future, we expect to fund such repurchases from cash on hand and borrowings on our Revolving Credit Facility. We have no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.
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
There have been no material changes to our cash requirements from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2024.
Cash Flows
In summary, our cash flows for each period were as follows:

	Three Months Ended
(in thousands)	April 28, 2024	April 30, 2023
Net cash used in operating activities	$(89)	$(89,987)
Net cash provided by (used in) investing activities	1,791	(14,407)
Net cash (used in) provided by financing activities	(3,198)	33,728
Effect of foreign exchange rate changes on cash and cash equivalents	(312)	(646)
Net decrease in cash and cash equivalents	$(1,808)	$(71,312)
Operating Activities
Net cash provided by or used in operating activities is driven by net income or loss adjusted for non-cash items and fluctuations in operating assets and liabilities.
Operating cash flows for the first three months of fiscal year 2025 compared to the first three months of fiscal year 2024 were favorably impacted by a significant decrease in annual bonus payments, lower payroll costs related to reduced headcount, a decrease in income tax payments, lower transaction and integration costs primarily related to the Sierra Wireless Acquisition, and an incremental decrease in inventory spend, and were unfavorably impacted by a 12.9% decrease in net sales, higher deferred compensation distributions and higher restructuring payments related to one-time employee termination benefits.
Investing Activities
Net cash provided by or used in investing activities is primarily driven by capital expenditures, purchases and sales of investments, purchases of intangibles, and proceeds from corporate-owned life insurance.

Capital expenditures were $1.3 million for the first three months of fiscal year 2025, which were lower due to cost-saving initiatives, compared to $14.0 million for the first three months of fiscal year 2024 as we made investments to update and expand our production capabilities.
In the first three months of fiscal year 2025, we sold investments for proceeds of $2.7 million. In the first three months of fiscal year 2024, we paid $0.4 million for strategic investments, including investments in companies that are enabling the LoRa® and LoRaWAN® -based ecosystem.
Purchases of intangibles were $1.3 million for the first three months of fiscal year 2025, which included capitalized development costs and software licenses.
In the first three months of fiscal year 2025, we received $1.8 million of proceeds from corporate-owned life insurance, which were used to pay deferred compensation distributions.
Financing Activities
Net cash provided by or used in financing activities is primarily attributable to payments on our Revolving Credit Facility, deferred financing costs, payments related to employee share-based compensation payroll taxes and proceeds from the exercise of stock options.
In the first three months of fiscal year 2025, we did not borrow or make payments on our Revolving Credit Facility. In the first three months of fiscal year 2024, we borrowed $40.0 million on our Revolving Credit Facility.
In the first three months of fiscal year 2025, we paid $2.4 million for employee share-based compensation payroll taxes and received proceeds of $0.2 million from the exercise of stock options. In the first three months of fiscal year 2024, we paid $1.6 million for employee share-based compensation payroll taxes. We do not directly control the timing of the exercise of stock options. Such exercises are independent decisions made by grantees and are influenced most directly by the stock price and the expiration dates of stock option awards. Such proceeds are difficult to forecast, resulting from several factors that are outside our control. We believe that such proceeds will remain a nominal source of cash in the future.
Critical Accounting Estimates
Our critical accounting estimates are disclosed in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 28, 2024. There have been no significant changes to our policies during the three months ended April 28, 2024.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 1, Organization and Basis of Presentation to our interim unaudited condensed consolidated financial statements.
ITEM 3.Quantitative and Qualitative Disclosures About Market Risk
We are subject to a variety of market risks, including commodity risk and the risks related to foreign currency, interest rates and market performance that are discussed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 28, 2024. Many of the factors that can have an impact on our market risk are external to us, and so we are unable to fully predict them.
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
Foreign Currency Risk
Our foreign operations expose us to the risk of fluctuations in foreign currency exchange rates against our functional currencies and we may economically hedge this risk with foreign currency contracts (such as currency forward contracts). Gains or losses on these balances are generally offset by corresponding losses or gains on the related hedging instruments. As of April 28, 2024, our largest foreign currency exposures were from the Australian Dollar, Canadian Dollar, Euro, Swiss Franc, South Korean Won, and Great British Pound.
We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign exchange rates of 10% for all currencies could be experienced in the near-term. These reasonably possible adverse changes were applied to our total monetary assets and liabilities denominated in currencies other than our functional currency as of the end of our first quarter of fiscal year 2025. The adverse impact these changes would have had (after taking into account balance sheet hedges only) on our income before taxes is $5.6 million for the quarter ended April 28, 2024.
Interest rate and credit risk
We are subject to interest rate risk in connection with the portion of the outstanding debt under our Credit Agreement that bears interest at a variable rate as of April 28, 2024.
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
Based upon our $238.0 million of unhedged floating-rate outstanding indebtedness as of April 28, 2024, the adverse impact a one percentage point increase in Term SOFR would have on our interest expense is $2.4 million.
Interest rates also affect our return on excess cash and investments. As of April 28, 2024, we had $126.8 million of cash and cash equivalents. A majority of our cash and cash equivalents generate interest income based on prevailing interest rates. Interest income, net of reserves, generated by our investments and cash and cash equivalents was $0.5 million in the first quarter of fiscal year 2025. A significant change in interest rates would impact the amount of interest income generated from our cash and investments. It would also impact the market value of our investments.
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

ITEM 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. As a result of the material weaknesses in our internal control over financial reporting described in Item 9A., Controls and Procedures, in our Annual Report on Form 10-K for the fiscal year ended January 28, 2024 filed with the SEC on March 28, 2024, and as outlined below, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of April 28, 2024.
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
Remediation Measures
Management is committed to addressing and remediating the aforementioned material weaknesses. Remediation measures, which are currently ongoing, include the following:
•We are enhancing our risk assessment process to ensure it is sufficiently robust to identify and analyze significant changes in the business, including the impact of these changes on the identification of risks and the internal control structure.
•We designed and implemented policies, processes, and internal controls within the Sierra Wireless enterprise resource planning system to ensure that all manual journal entries are properly approved prior to being posted to the general ledger system and that we maintained appropriate segregation of duties with regards to manual journal entries.
•We are in the process of migrating the Sierra Wireless enterprise resource planning system to existing Semtech financial systems. These migration activities will facilitate our use of existing policies, processes, and internal controls, including with respect to manual journal entry posting, VAT documentation and inventory excess and obsolescence reserves.
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
Changes in Internal Controls
Other than the remediation measures described above, there were no changes to our internal control over financial reporting that occurred during the fiscal quarter ended April 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.Risk Factors
Please carefully consider and evaluate all of the information in this Quarterly Report and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 28, 2024. If any of these risks actually occur, our business could be materially harmed. If our business is harmed, the trading price of our common stock could decline.
The risk factors associated with our business have not materially changed as compared to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2024.
ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchase of Equity Securities
None.
ITEM 3.Defaults Upon Senior Securities
None.
ITEM 4.Mine Safety Disclosures
Not applicable.
ITEM 5.Other Information
Insider Trading Arrangements
None.

ITEM 6.Exhibits
Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

Exhibit No.	Description	Location

3.1	Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended October 26, 2003

3.2	Amended and Restated Bylaws of Semtech Corporation	Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended, October 30, 2022

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32 is being furnished and shall not be deemed "filed")	Furnished herewith
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income and Loss, (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flow and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2024, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMTECH CORPORATION
Registrant

Date:	June 5, 2024	/s/ Mark Lin
Mark Lin
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)