Form 10-Q
period 2024-07-28
SEMTECH CORP
filed 2024-08-28
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Number of shares of common stock, $0.01 par value per share, outstanding at August 23, 2024: 75,227,342

SEMTECH CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JULY 28, 2024

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
Special Note Regarding Forward-Looking and Cautionary Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as future financial performance, future operational performance, the anticipated impact of specific items on future earnings, and our plans, objectives and expectations. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "estimate," "should," "could," "designed to," "projections," or "business outlook," or other similar expressions constitute forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results and events to differ materially from those projected. Potential factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: the Company's ability to comply with, or pursue business strategies due to, the covenants under the agreements governing its indebtedness; the Company's ability to remediate material weakness in its internal control over financial reporting, discovery of additional material weaknesses, and its inability to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting; the Company's ability to forecast and achieve anticipated net sales and earnings estimates in light of periodic economic uncertainty; risks of not achieving all or any of the anticipated benefits of our acquisition of Sierra Wireless, Inc. or the risk that the anticipated benefits may not be fully realized or take longer to realize than expected; the uncertainty surrounding the impact and duration of supply chain constraints and any associated disruptions; export restrictions and laws affecting the Company's trade and tariffs or the occurrence of trade wars; worldwide economic and political disruptions, including as a result of inflation and current geopolitical conflicts; tightening credit conditions related to the United States; competitive changes in the marketplace including, but not limited to, the pace of growth or adoption rates of applicable products or technologies; downturns in the business cycle; decreasing average selling prices of the Company’s products; the Company’s reliance on a limited number of suppliers and subcontractors for components and materials; changes in projected or anticipated end-user markets; future responses to and effects of public health crises; and those other factors set forth under "Risk Factors" in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2024 filed with the Securities and Exchange Commission (the "SEC") on March 28, 2024, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with SEC. In light of the significant risks and uncertainties inherent in the forward-looking information included herein that may cause actual performance and results to differ materially from those predicted, any such forward-looking information should not be regarded as representations or guarantees by the Company of future performance or results, or that its objectives or plans will be achieved, or that any of its operating expectations or financial forecasts will be realized. Reported results should not be considered an indication of future performance. Investors are cautioned not to place undue reliance on any forward-looking information contained herein, which reflect management’s analysis only as of the date hereof. Except as required by law, the Company assumes no obligation to publicly release the results of any update or revision to any forward-looking statement that may be made to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated or future events, or otherwise.
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

PART I - FINANCIAL INFORMATION

ITEM 1.Financial Statements

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Net sales	$215,355	$238,372	$421,460	$474,911
Cost of sales	107,612	127,071	211,844	249,809
Amortization of acquired technology	2,279	10,573	4,560	21,428
Total cost of sales	109,891	137,644	216,404	271,237
Gross profit	105,464	100,728	205,056	203,674
Operating expenses, net:
Selling, general and administrative	55,789	59,579	108,058	117,359
Product development and engineering	40,084	47,433	81,688	98,034
Intangible amortization	282	4,871	589	9,753
Restructuring	1,541	9,399	3,810	10,962
Goodwill impairment	—	279,555	—	279,555
Total operating expenses, net	97,696	400,837	194,145	515,663
Operating income (loss)	7,768	(300,109)	10,911	(311,989)
Interest expense	(28,578)	(24,171)	(51,807)	(44,681)
Interest income	433	674	975	1,743
Loss on extinguishment of debt	(144,688)	—	(144,688)	—
Non-operating expense, net	(1,015)	(1,566)	(615)	(2,039)
Investment impairments and credit loss reserves, net	—	(227)	(1,109)	(260)
Loss before taxes and equity method (loss) income	(166,080)	(325,399)	(186,333)	(357,226)
Provision for income taxes	4,215	56,592	7,171	54,175
Net loss before equity method (loss) income	(170,295)	(381,991)	(193,504)	(411,401)
Equity method (loss) income	—	(12)	50	(19)
Net loss	(170,295)	(382,003)	(193,454)	(411,420)
Net loss attributable to noncontrolling interest	—	(1)	—	(3)
Net loss attributable to common stockholders	$(170,295)	$(382,002)	$(193,454)	$(411,417)
Loss per share:
Basic	$(2.61)	$(5.97)	$(2.98)	$(6.43)
Diluted	$(2.61)	$(5.97)	$(2.98)	$(6.43)
Weighted-average number of shares used in computing loss per share:
Basic	65,281	64,005	64,895	63,964
Diluted	65,281	64,005	64,895	63,964
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Net loss	$(170,295)	$(382,003)	$(193,454)	$(411,420)
Other comprehensive (loss) income, net:
Unrealized (loss) gain on foreign currency cash flow hedges, net	(51)	96	(174)	(27)
Reclassifications of realized gain (loss) on foreign currency cash flow hedges, net, to net loss	13	(164)	(9)	(276)
Unrealized (loss) gain on interest rate cash flow hedges, net	(6,959)	13,769	4,641	14,187
Reclassifications of realized gain on interest rate cash flow hedges, net, to net loss	(2,196)	(1,836)	(4,393)	(3,592)
Cumulative translation adjustment	1,270	(6,697)	232	(7,698)
Change in defined benefit plans, net	(17)	(52)	(34)	(102)
Other comprehensive (loss) income, net	(7,940)	5,116	263	2,492
Comprehensive loss	(178,235)	(376,887)	(193,191)	(408,928)
Comprehensive loss attributable to noncontrolling interest	—	(1)	—	(3)
Comprehensive loss attributable to common stockholders	$(178,235)	$(376,886)	$(193,191)	$(408,925)
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	July 28, 2024	January 28, 2024
Assets
Current assets:
Cash and cash equivalents	$115,928	$128,585
Accounts receivable, less allowances of $5,580 and $4,161, respectively	152,976	134,322
Inventories	156,011	144,992
Prepaid taxes	15,375	11,969
Other current assets	101,453	114,329
Total current assets	541,743	534,197
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $300,081 and $283,725, respectively	139,525	153,618
Deferred tax assets	18,017	18,014
Goodwill	541,104	541,227
Other intangible assets, net	35,354	35,566
Other assets	92,257	91,113
TOTAL ASSETS	$1,368,000	$1,373,735
Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable	$75,760	$45,051
Accrued liabilities	148,913	172,105
Total current liabilities	224,673	217,156
Non-current liabilities:
Deferred tax liabilities	—	829
Long-term debt	1,192,865	1,371,039
Other long-term liabilities	91,899	91,961

Commitments and contingencies (Note 12)

Stockholders’ equity (deficit) :
Common stock, $0.01 par value, 250,000,000 shares authorized, 88,514,575 issued and 75,118,173 outstanding and 78,136,144 issued and 64,415,861 outstanding, respectively	885	785
Treasury stock, at cost, 13,396,402 shares and 13,720,283 shares, respectively	(548,619)	(556,888)
Additional paid-in capital	836,271	485,452
Retained deficit	(427,244)	(233,790)
Accumulated other comprehensive loss, net	(2,730)	(2,993)
Total stockholders’ deficit	(141,437)	(307,434)

Noncontrolling interest	—	184
Total deficit	(141,437)	(307,250)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$1,368,000	$1,373,735
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)

	Three Months Ended July 28, 2024
	Common Stock					Accumulated Other Comprehensive Income (Loss), Net
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Earnings (Deficit)		Stockholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
Balance at April 28, 2024	64,594,260	$785	$(552,651)	$490,507	$(256,949)	$5,210	$(313,098)	$—	$(313,098)
Net loss	—	—	—	—	(170,295)	—	(170,295)	—	(170,295)
Other comprehensive loss	—	—	—	—	—	(7,940)	(7,940)	—	(7,940)
Issuance of common stock upon exchange of 2028 Notes (as defined in Note 9)	10,378,431	100	—	333,155	—	—	333,255	—	333,255
Share-based compensation	—	—	—	17,993	—	—	17,993	—	17,993
Treasury stock reissued to settle share-based awards	145,482	—	4,032	(5,384)	—	—	(1,352)	—	(1,352)
Balance at July 28, 2024	75,118,173	$885	$(548,619)	$836,271	$(427,244)	$(2,730)	$(141,437)	$—	$(141,437)

	Six Months Ended July 28, 2024
	Common Stock					Accumulated Other Comprehensive Income (Loss), Net
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Earnings (Deficit)		Stockholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
Balance at January 28, 2024	64,415,861	$785	$(556,888)	$485,452	$(233,790)	$(2,993)	$(307,434)	$184	$(307,250)
Net loss	—	—	—	—	(193,454)	—	(193,454)	—	(193,454)
Other comprehensive income	—	—	—	—	—	263	263	—	263
Distribution to outside interest upon liquidation of a consolidated subsidiary	—	—	—	—	—	—	—	(184)	(184)
Issuance of common stock upon exchange of 2028 Notes (as defined in Note 9)	10,378,431	100	—	333,155	—	—	333,255	—	333,255
Share-based compensation	—	—	—	29,475	—	—	29,475	—	29,475
Treasury stock reissued to settle share-based awards	323,881	—	8,269	(11,811)	—	—	(3,542)	—	(3,542)
Balance at July 28, 2024	75,118,173	$885	$(548,619)	$836,271	$(427,244)	$(2,730)	$(141,437)	$—	$(141,437)
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)
(in thousands, except share data)
(unaudited)

	Three Months Ended July 30, 2023
	Common Stock					Accumulated Other Comprehensive Income, Net
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Earnings (Deficit)		Stockholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
Balance at April 30, 2023	63,957,748	$785	$(575,317)	$477,999	$828,825	$736	$733,028	$181	$733,209
Net loss	—	—	—	—	(382,002)	—	(382,002)	(1)	(382,003)
Other comprehensive income	—	—	—	—	—	5,116	5,116	—	5,116
Share-based compensation	—	—	—	11,503	—	—	11,503	—	11,503
Treasury stock reissued to settle share-based awards	72,464	—	2,327	(3,137)	—	—	(810)	—	(810)
Balance at July 30, 2023	64,030,212	$785	$(572,990)	$486,365	$446,823	$5,852	$366,835	$180	$367,015

	Six Months Ended July 30, 2023
	Common Stock					Accumulated Other Comprehensive Income, Net
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Earnings (Deficit)		Stockholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
Balance at January 29, 2023	63,870,581	$785	$(577,907)	$471,374	$858,240	$3,360	$755,852	$183	$756,035
Net loss	—	—	—	—	(411,417)	—	(411,417)	(3)	(411,420)
Other comprehensive income	—	—	—	—	—	2,492	2,492	—	2,492
Share-based compensation	—	—	—	22,323	—	—	22,323	—	22,323
Treasury stock reissued to settle share-based awards	159,631	—	4,917	(7,332)	—	—	(2,415)	—	(2,415)
Balance at July 30, 2023	64,030,212	$785	$(572,990)	$486,365	$446,823	$5,852	$366,835	$180	$367,015
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	July 28, 2024	July 30, 2023
Cash flows from operating activities:
Net loss	$(193,454)	$(411,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,071	46,565
Amortization of right-of-use assets	3,189	3,282
Investment impairments and credit loss reserves, net	1,109	260
Goodwill impairment	—	279,555
Accretion of deferred financing costs	4,758	3,103
Write-off of deferred financing costs	5,497	771
Loss on extinguishment of debt	143,467	—
Deferred income taxes	(934)	50,542
Share-based compensation	32,372	21,803
Loss (gain) on disposition of business operations and assets	91	(17)
Equity method (income) loss	(50)	19
Gain from sale of investments	(277)	—
Corporate-owned life insurance, net	1,670	3,212
Amortization of inventory step-up	—	3,314
Changes in assets and liabilities:
Accounts receivable, net	(18,701)	2,725
Inventories	(11,031)	22,094
Other assets	3,705	(11,179)
Accounts payable	31,084	(37,730)
Accrued liabilities	(26,660)	(71,211)
Other liabilities	(3,990)	(7,680)
Net cash used in operating activities	(5,084)	(101,992)
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	73	42
Purchase of property, plant and equipment	(4,745)	(20,897)
Proceeds from sale of investments	2,650	—
Purchase of investments	(434)	(930)
Purchase of intangibles	(5,018)	(292)
Proceeds from corporate-owned life insurance	4,802	2,500
Net cash used in investing activities	(2,672)	(19,577)
Cash flows from financing activities:
Proceeds from revolving line of credit	—	60,000
Payments of term loans	—	(11,187)
Deferred financing costs	(824)	(11,671)
Payments for employee share-based compensation payroll taxes	(4,185)	(2,415)
Proceeds from exercise of stock options	643	—
Distributions to noncontrolling interest	(184)	—
Net cash (used in) provided by financing activities	(4,550)	34,727
Effect of foreign exchange rate changes on cash and cash equivalents	(351)	(756)
Net decrease in cash and cash equivalents	(12,657)	(87,598)
Cash and cash equivalents at beginning of period	128,585	235,510
Cash and cash equivalents at end of period	$115,928	$147,912
Supplemental disclosure of cash flow information:
Interest paid	$42,352	$40,912
Income taxes paid	$3,809	$15,612
Non-cash investing and financing activities:
Accounts payable related to capital expenditures	$269	$1,640
Accrued deferred financing costs	$383	$349
Debt extinguished in exchange for common stock	$188,050	$—
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
Basis of Presentation
The Company reports results on the basis of 52 and 53-week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in the fourth quarter of 53-week years. The second quarter of fiscal years 2025 and 2024 each consisted of 13 weeks.
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
Reclassifications
During the third quarter of fiscal year 2024, the Company reclassified restructuring costs that were included in "Selling, general and administrative" and "Product development and engineering" within "Total operating expenses, net" in the Statements of Operations to be separately presented in "Restructuring" within "Total operating expenses, net" in the Statements of Operations. This was applied retrospectively and resulted in the reclassification of $5.4 million and $5.8 million of restructuring costs for the three and six months ended July 30, 2023, respectively, from "Selling, general and administrative" and $4.0 million and $5.2 million of restructuring costs for the three and six months ended July 30, 2023, respectively, from "Product development and engineering" to "Restructuring" in the Statements of Operations. This reclassification did not impact the Company's gross profit, operating income, net income or earnings per share for any historical periods and also did not impact the Balance Sheets or Statements of Cash Flows.
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
As of July 28, 2024, the Company was in compliance with the financial covenants in the Credit Agreement (as defined in Note 9, Long-Term Debt).
Based on the Company’s current amount of debt outstanding and financial projections, management believes the Company will maintain compliance with its financial covenants in the Credit Agreement (as defined in Note 9, Long-Term Debt), and that the Company’s existing cash, projected operating cash flows and available borrowing capacity under its Revolving Credit Facility (as defined in Note 9, Long-Term Debt) are adequate to meet its operating needs, liabilities and commitments over the next twelve months from the issuance of the accompanying interim unaudited condensed consolidated financial statements.
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
The following table presents the fair values of assets and liabilities assumed on the Acquisition Date based on valuations and management's estimates:

(in thousands)	Amounts recognized as of Acquisition Date (as initially reported)	Measurement period adjustment	Amounts recognized as of Acquisition Date (as adjusted)
Total purchase price consideration, net of cash acquired $68,794	$1,240,757		$1,240,757
Assets:
Accounts receivable, net	92,633	—	92,633
Inventories	96,339	(1,899)	94,440
Other current assets	72,724	5,003	77,727
Property, plant and equipment	29,086	(2,628)	26,458
Intangible assets	214,780	—	214,780
Prepaid taxes	3,001	—	3,001
Deferred tax assets	22,595	285	22,880
Other assets	14,878	—	14,878
Liabilities:
Accounts payable	50,413	210	50,623
Accrued liabilities	148,654	26,232	174,886
Deferred tax liabilities	4,824	350	5,174
Other long-term liabilities	32,785	(2,106)	30,679
Net assets acquired, excluding goodwill	$309,360	$(23,925)	$285,435
Goodwill	$931,397	$23,925	$955,322

Note 3: Loss per Share
The computation of basic and diluted loss per share was as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Net loss attributable to common stockholders	$(170,295)	$(382,002)	$(193,454)	$(411,417)

Weighted-average shares outstanding–basic	65,281	64,005	64,895	63,964
Weighted-average shares outstanding–diluted	65,281	64,005	64,895	63,964

Loss per share:
Basic	$(2.61)	$(5.97)	$(2.98)	$(6.43)
Diluted	$(2.61)	$(5.97)	$(2.98)	$(6.43)

Anti-dilutive shares not included in the above calculations:
Share-based compensation	911	2,593	888	2,462
Warrants	8,573	8,573	8,573	8,573
Total anti-dilutive shares	9,484	11,166	9,461	11,035
Basic earnings or loss per share is computed by dividing income or loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the reporting period. Diluted earnings or loss per share incorporates the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of non-qualified stock options and the vesting of restricted stock units, market-condition restricted stock units and financial metric-based restricted stock units if certain conditions have been met, but excludes such incremental shares that would have an anti-dilutive effect. Due to the Company's net loss for the three and six months ended July 28, 2024, all shares underlying stock options and restricted stock units are considered anti-dilutive.
Any dilutive effect of the Warrants (as defined in Note 9, Long-Term Debt) is calculated using the treasury-stock method. During the three and six months ended July 28, 2024, the Warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of the Company's common stock for the reporting periods and due to net loss in such reporting periods.

Note 4: Share-Based Compensation
Financial Statement Effects and Presentation
Pre-tax share-based compensation was included in the Statements of Operations as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Cost of sales	$714	$525	$1,396	$888
Selling, general and administrative	12,982	9,409	24,373	13,911
Product development and engineering	3,442	3,465	6,603	7,004
Total share-based compensation	$17,138	$13,399	$32,372	$21,803
Restricted Stock Units, Employees
The Company grants restricted stock units to certain employees of which a portion are expected to be settled with shares of the Company's common stock and a portion are expected to be settled in cash. The restricted stock units that are to be settled with shares are accounted for as equity. The grant date for these awards is equal to the measurement date and they are valued as of the measurement date, based on the fair value of the Company's common stock at the grant date, and recognized as share-based compensation expense over the requisite vesting period (typically between 1 and 4 years). The restricted stock units that are to be settled in cash are accounted for as liabilities and the value of the awards is re-measured at the end of each reporting period until settlement at the end of the requisite vesting period (typically 3 years). In the six months ended July 28, 2024, the Company granted to certain employees 893,114 restricted stock units that settle in shares with a weighted-average grant date fair value of $27.64.
Restricted Stock Units, Non-Employee Directors
The Company maintains a compensation program pursuant to which restricted stock units are granted to the Company’s directors who are not employed by the Company or any of its subsidiaries. Under the Company's director compensation program, a portion of the restricted stock units granted under the program would be settled in cash and a portion would be settled in shares of the Company's common stock. Restricted stock units awarded under the program are generally scheduled to vest on the earlier of (i) one year after the grant date or (ii) the day immediately preceding the first annual meeting of the Company's stockholders following the grant. The portion of a restricted stock unit award under the program that is to be settled in cash will, subject to vesting, be settled when the director who received the award separates from service. The portion of a restricted stock unit award under the program that is to be settled in shares of stock will, subject to vesting, be settled promptly following vesting. In the six months ended July 28, 2024, the Company granted to certain non-employee directors 25,713 restricted stock units that settle in cash and 25,713 restricted stock units that settle in shares with a weighted-average grant date fair value of $31.50.
The restricted stock units that are to be settled in cash are accounted for as liabilities. These awards are not typically settled until a non-employee director’s separation from service. The value of both the unvested and vested but unsettled awards are re-measured at the end of each reporting period until settlement. In the six months ended July 28, 2024, $1.4 million was paid to settle the vesting of 44,018 cash-settled restricted stock unit awards upon the separation of service of a former director. As of July 28, 2024, the total number of vested, but unsettled, shares subject to cash-settled restricted stock unit awards was 208,392 and the liability associated with these awards was $5.9 million, of which $2.2 million was included in "Accrued liabilities" in the Balance Sheets relating to two previous non-employee directors currently serving short-term non-employee consultancies for the Company. The remaining $3.7 million was included in "Other long-term liabilities" in the Balance Sheets as of July 28, 2024. As of January 28, 2024, the total number of vested, but unsettled, shares subject to cash-settled restricted stock unit awards was 230,231 and the liability associated with these awards was $4.4 million, of which $1.8 million was included in "Accrued liabilities" in the Balance Sheets relating to two previous non-employee directors currently serving short-term non-employee consultancies for the Company. The remaining $2.6 million was included in "Other long-term liabilities" in the Balance Sheets as of January 28, 2024.
Financial Metric-Based Restricted Stock Units with a Market Condition
The Company grants financial metric-based restricted stock units with a market condition (the "Performance Awards") to certain executives of the Company, which are settled in shares and accounted for as equity awards. The Performance Awards have both a financial metric-based performance condition and a pre-defined market condition, which together determine the number of shares that ultimately vest, in addition to the condition of continued service. The number of vested shares for each of the three tranches of the awards, which are the one, two and three-year performance periods, is determined based on the Company’s attainment of pre-established revenue and non-GAAP operating income targets for the respective performance period. The vesting for tranches after the initial performance period is dependent on revenue and non-GAAP operating income for the preceding performance period. The market condition is determined based upon the Company’s total stockholder return

("TSR") benchmarked against the TSR of an index over the three-year performance period. For fiscal year 2025 grants, the benchmark was against the Russell 3000 Index. The market condition functions as a catch-up provision in determining the vesting of the third tranche of the awards based on the performance over the full three-year performance period. Generally, the award recipients must be employed for the entire performance period and be an active employee at the time of vesting of the awards.
The grant-date fair values of the first and second tranches of the Performance Awards are valued using the closing stock price on the grant date and the grant-date fair value of the third tranche of the Performance Awards is valued using a Monte Carlo simulation, which takes into consideration the possible outcomes pertaining to the TSR market condition. The compensation cost of the Performance Awards is recognized using the accelerated attribution method over the requisite service period based on the number of shares that are probable of attainment for each fiscal year.
In the six months ended July 28, 2024, the Company granted 443,943 Performance Awards. The weighted-average grant-date fair values for each of the one, two and three-year performance periods over which the Performance Awards vest were $36.26, $36.26 and $57.08, respectively. Under the terms of these awards, assuming the highest performance level of 200% with no cancellations due to forfeitures, the maximum potential number of shares that can be earned in aggregate for the cumulative fiscal years 2025, 2026 and 2027 performance periods would be 887,886 shares.
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

Note 5: Available-for-sale securities
The following table summarizes the values of the Company’s available-for-sale securities:

	July 28, 2024			January 28, 2024
(in thousands)	Fair Value	Amortized Cost	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Loss
Convertible debt investments	$12,294	$14,303	$(2,009)	$12,117	$14,454	$(2,337)
Total available-for-sale securities	$12,294	$14,303	$(2,009)	$12,117	$14,454	$(2,337)
The following table summarizes the maturities of the Company’s available-for-sale securities:

	July 28, 2024
(in thousands)	Fair Value	Amortized Cost
Within 1 year	$12,294	$14,303
After 1 year through 5 years	—	—
Total available-for-sale securities	$12,294	$14,303
The Company's available-for-sale securities consist of investments in convertible debt instruments issued by privately-held companies and are recorded at fair value. See Note 6, Fair Value Measurements, for further discussion of the valuation of the available-for-sale securities. The available-for-sale securities with maturities within one year are included in "Other current assets". Unrealized gains or losses, net of tax, are recorded in "Accumulated other comprehensive loss, net" in the Balance Sheets, and realized gains or losses, as well as current expected credit loss reserves were recorded in "Non-operating expense, net" in the Statements of Operations.

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

	July 28, 2024				January 28, 2024
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swap agreement	$7,636	$—	$7,636	$—	$7,321	$—	$7,321	$—
Convertible debt investments	12,294	—	—	12,294	12,117	—	—	12,117
Foreign currency forward contracts	—	—	—	—	169	—	169	—
Total financial assets	$19,930	$—	$7,636	$12,294	$19,607	$—	$7,490	$12,117

Financial liabilities:
Interest rate swap agreement	$—	$—	$—	$—	$7	$—	$7	$—
Foreign currency forward contracts	80	—	80	—	—	—	—	—
Total financial liabilities	$80	$—	$80	$—	$7	$—	$7	$—
During the six months ended July 28, 2024, the Company had no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3. As of July 28, 2024 and January 28, 2024, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
The convertible debt investments are valued utilizing a combination of estimates that are based on the estimated discounted cash flows associated with the debt and the fair value of the equity into which the debt may be converted, all of which are Level 3 inputs.
The following table presents a reconciliation of the changes in convertible debt investments in the six months ended July 28, 2024:

(in thousands)
Balance at January 28, 2024	$12,117
Sales	(222)
Interest accrued	399
Balance at July 28, 2024	$12,294
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
The following table displays the carrying values and fair values of the 2027 Notes and 2028 Notes:

		July 28, 2024		January 28, 2024
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
1.625% convertible senior notes due 2027, net (1)	Level 2	$311,768	$357,696	$310,563	$262,571
4.00% convertible senior notes due 2028, net (2)	Level 2	60,139	98,212	241,829	313,299
Total long-term debt, net of debt issuance costs		$371,907	$455,908	$552,392	$575,870
(1) The 1.625% convertible senior notes due 2027, net, are reflected net of $7.7 million and $8.9 million of unamortized debt issuance costs as of July 28, 2024 and January 28, 2024, respectively.
(2) The 4.00% convertible senior notes due 2028, net, are reflected net of $1.8 million and $8.2 million of unamortized debt issuance costs as of July 28, 2024 and January 28, 2024, respectively.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company reduces the carrying amounts of its intangible assets, long-lived assets and non-marketable equity securities to fair value when it determines they are impaired.
Investment Impairments and Credit Loss Reserves
The total credit loss reserve for the Company's held-to-maturity debt securities and available-for-sale debt securities remained flat at $4.5 million as of July 28, 2024 and January 28, 2024. In the six months ended July 28, 2024, the Company recorded an other-than-temporary impairment of $1.1 million on one of its non-marketable equity investments. Credit loss reserves related to the Company’s available-for-sale debt securities and held-to-maturity debt securities with maturities within one year are included in "Other current assets" in the Balance Sheets.

Note 7: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

(in thousands)	July 28, 2024	January 28, 2024
Raw materials and electronic components	$48,797	$46,425
Work in progress	83,396	69,404
Finished goods	23,818	29,163
Total inventories	$156,011	$144,992

Note 8: Goodwill and Intangible Assets
Goodwill
The carrying amounts of goodwill by applicable operating segment were as follows:

(in thousands)	Signal Integrity	Analog Mixed Signal and Wireless	IoT Systems and Connectivity	Total
Balance at January 28, 2024	$267,205	$83,101	$190,921	$541,227
Cumulative translation adjustment	—	—	(123)	(123)
Balance at July 28, 2024	$267,205	$83,101	$190,798	$541,104
In the first quarter of fiscal year 2025, as a result of organizational restructuring, the Company combined the IoT Systems operating segment and the IoT Connected Services operating segment into the newly formed IoT Systems and Connectivity operating segment. There was no change to the reporting units. See Note 15, Segment Information, for further discussion of the Company's operating segments.
Goodwill is not amortized, but is tested for impairment at the reporting unit level using either a qualitative or quantitative assessment on an annual basis during the fourth quarter of each fiscal year, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. As of July 28, 2024, there was no indication of impairment of the Company's goodwill balances and no goodwill impairment was recorded in the six months ended July 28, 2024.
During the second quarter of fiscal year 2024, as a result of reduced earnings forecasts associated with the business acquired from Sierra Wireless and macroeconomic conditions, including a rising interest rate environment, the Company performed an interim impairment test using a quantitative assessment of the reporting units related to the Sierra Wireless Acquisition (specifically, the IoT Connected Services, IoT System–Modules and IoT System–Routers reporting units). The interim impairment test resulted in $279.6 million of total pre-tax non-cash goodwill impairment charges recorded in the Statements of Operations during the second quarter of fiscal year 2024, consisting of $69.0 million of goodwill impairment for the IoT Connected Services reporting unit, $109.9 million of goodwill impairment for the IoT System–Modules reporting unit and $100.7 million goodwill impairment for the IoT System–Routers reporting unit. The fair values of these reporting units were determined based on a discounted cash flow model (an income approach) and earnings multiples (a market approach). Significant inputs to the reporting unit fair value measurements included forecasted cash flows, discount rates, terminal growth rates and earnings multiples, which were determined by management estimates and assumptions. The reporting unit fair value measurements are classified as Level 3 in the fair value hierarchy because they involve significant unobservable inputs.

Purchased and Other Intangibles
The following table sets forth the Company’s finite-lived intangible assets, which are amortized over their estimated useful lives:

		July 28, 2024
(in thousands, except estimated useful life)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Core technologies	1-8 years	$154,797	$(39,525)	$(91,792)	$23,480
Customer relationships	1-10 years	52,117	(13,476)	(34,777)	3,864
Trade name	2-10 years	9,000	(3,058)	(4,816)	1,126
Capitalized development costs	3 years	295	(49)	—	246
Total finite-lived intangible assets		$216,209	$(56,108)	$(131,385)	$28,716

		January 28, 2024
(in thousands, except estimated useful life)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Core technologies	1-8 years	$154,985	$(35,130)	$(91,792)	$28,063
Customer relationships	1-10 years	52,272	(13,391)	(34,777)	4,104
Trade name	2-10 years	9,000	(2,700)	(4,816)	1,484
Total finite-lived intangible assets		$216,257	$(51,221)	$(131,385)	$33,651
Amortization expense of finite-lived intangible assets was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Core technologies	$2,279	$10,573	$4,560	$21,428
Customer relationships	114	4,080	228	8,170
Trade name	168	791	361	1,583
Capitalized development costs	49	—	49	—
Total amortization expense	$2,610	$15,444	$5,198	$31,181
Amortization expense of finite-lived intangible assets related to core technologies was recorded in "Amortization of acquired technology" within "Total cost of sales" in the Statements of Operations and amortization expense of finite-lived intangible assets related to customer relationships and trade name was recorded in "Intangible amortization" within "Total operating expenses, net" in the Statements of Operations. Amortization expense of finite-lived intangible assets related to capitalized development costs was recorded in "Cost of sales" in the Statements of Operations.

Future amortization expense of finite-lived intangible assets is expected as follows:

(in thousands)	Core Technologies	Customer Relationships	Trade Name	Capitalized Development Costs	Total
2025 (remaining six months)	$4,542	$228	$66	$49	$4,885
2026	8,598	457	133	98	9,286
2027	3,707	457	133	99	4,396
2028	3,550	457	133	—	4,140
2029	3,083	382	133	—	3,598
Thereafter	—	1,883	528	—	2,411
Total expected amortization expense	$23,480	$3,864	$1,126	$246	$28,716
Also in "Other intangible assets, net" in the Balance Sheets, are finite-lived intangible assets to be amortized upon placement in service. The following table sets forth the Company’s finite-lived intangible assets not yet placed in service:

(in thousands)	Capitalized Development Costs	Software Licenses	Total
Balance at January 28, 2024	$1,000	$915	$1,915
Additions	468	4,550	5,018
Placed in service	(295)	—	(295)
Balance at July 28, 2024	$1,173	$5,465	$6,638

Note 9: Long-Term Debt
Long-term debt and the current period interest rates were as follows:

(in thousands, except percentages)	July 28, 2024	January 28, 2024
Revolving loans	$215,000	$215,000
Term loans	622,625	622,625
1.625% convertible senior notes due 2027	319,500	319,500
4.00% convertible senior notes due 2028	61,950	250,000
Total debt	$1,219,075	$1,407,125
Debt issuance costs	(26,210)	(36,086)
Total long-term debt, net of debt issuance costs	$1,192,865	$1,371,039
Weighted-average effective interest rate (1)	6.15%	5.86%
(1) The revolving loans and Term Loans (as defined below) bear interest at variable rates based on Adjusted Term SOFR or a Base Rate (as defined in the Credit Agreement), at the Company’s option, plus an applicable margin that varies based on the Company’s consolidated leverage ratio. In the first quarter of fiscal year 2024, the Company entered into an interest rate swap agreement with a 2.75 year term to hedge the variability of interest payments on $150.0 million of debt outstanding on the Term Loans at a fixed Term SOFR rate of 3.58%, plus a variable margin and spread based on the Company’s consolidated leverage ratio. In the fourth quarter of fiscal year 2023, the Company entered into an interest rate swap agreement with a 5 year term to hedge the variability of interest payments on $450.0 million of debt outstanding on the Term Loans at a fixed Term SOFR rate of 3.44%, plus a variable margin and spread based on the Company’s consolidated leverage ratio. As of July 28, 2024, the effective interest rate was a weighted-average rate that represented (a) interest on the revolving loans at a floating SOFR rate of 5.35% plus a margin and spread of 3.86% (total floating rate of 9.21%), (b) interest on $450.0 million of the debt outstanding on the Term Loans at a fixed SOFR rate of 3.44% plus a margin and spread of 3.85% (total fixed rate of 7.29%), (c) interest on $150.0 million of the debt outstanding on the Term Loans at a fixed SOFR rate of 3.58% plus a margin and spread of 3.85% (total fixed rate of 7.43%), (d) interest on the remaining debt outstanding on the Term Loans at a floating SOFR rate of 5.35% plus a margin and spread of 3.85% (total floating rate of 9.20%), (e) interest on the 2027 Notes outstanding at a fixed rate of 1.625%, and (f) interest on the 2028 Notes outstanding at a fixed rate of 4.00%. As of January 28, 2024, the effective interest rate was a weighted average-rate that represented (a) interest on the revolving loans at a floating SOFR rate of 5.34% plus a margin and spread of 3.86% (total floating rate of 9.20%) (b) interest on $450.0 million of the debt outstanding on the Term Loans at a fixed SOFR rate of 3.44% plus a margin and spread of 3.85% (total fixed rate of 7.29%), (c) interest on $150.0 million of the debt outstanding on the Term Loans at a fixed SOFR rate of 3.58% plus a margin and spread of 3.85% (total fixed rate of 7.43%), (d) interest on the remaining debt outstanding on the Term Loans at a floating SOFR rate of 5.34% plus a margin and spread of 3.85% (total floating rate of 9.19%),(e) interest on the 2027 Notes outstanding at a fixed rate of 1.625%, and (f) interest on the 2028 Notes outstanding at a fixed rate of 4.00%.
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
As of July 28, 2024, the Company had $622.6 million outstanding under the Term Loans and $215.0 million outstanding under the Revolving Credit Facility, which had available undrawn borrowing capacity of $282.2 million, subject to net leverage limitations and customary conditions precedent, including the accuracy of representations and warranties and the absence of defaults.
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
Compliance with the leverage and interest expense coverage financial covenants is measured quarterly based upon the Company’s performance over the most recent four quarters, and compliance with the liquidity covenant is measured as of the last day of each monthly accounting period. As of July 28, 2024, the Company was in compliance with the financial covenants in the Credit Agreement. See "Liquidity" in Note 1, Organization and Basis of Presentation, for additional information about compliance with the financial covenants.
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
Prior to the close of business on the business day immediately preceding July 1, 2027, the 2027 Notes are convertible at the option of the holders thereof only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on January 29, 2023 (and only during such fiscal quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which, for each trading day of that period, the Trading Price (as defined in the 2027 Indenture), as determined following a request by a holder of the 2027 Notes in accordance with the procedures described in the 2027 Indenture, per $1,000 principal amount of the 2027 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; (3) if the Company calls such 2027 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2027 Notes called (or deemed called as provided in the 2027 Indenture) for redemption; or (4) upon the occurrence of specified corporate events described in the 2027 Indenture. As of July 28, 2024, none of the conditions allowing holders of the 2027 Notes to convert had been met. On or after July 1, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2027 Notes, holders of the 2027 Notes may convert all or a portion of their 2027 Notes, regardless of the foregoing conditions. Upon conversion, the 2027 Notes will be settled in cash up to the aggregate principal amount of the 2027 Notes to be converted, and in cash, shares of the Company's common stock or any combination thereof, at the Company’s option, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2027 Notes being converted.
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
Convertible Note Hedge Transactions
On October 6, 2022 and October 19, 2022, the Company entered into privately negotiated convertible note hedge transactions (the "Convertible Note Hedge Transactions") with an affiliate of one of the initial purchasers of the 2027 Notes and another financial institution (collectively, the "Counterparties") whereby the Company has the option to purchase the same number of shares of the Company’s common stock initially underlying the 2027 Notes in the aggregate for approximately $37.27 per share, which is subject to anti-dilution adjustments substantially similar to those in the 2027 Notes. The Convertible Note Hedge Transactions will expire upon the maturity of the 2027 Notes, if not earlier exercised. The Convertible Note Hedge Transactions are expected to reduce the potential dilution to the common stock upon the conversion of the 2027 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2027 Notes, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the Convertible Note Hedge Transactions, is greater than the strike price of the Convertible Note Hedge Transactions, which initially corresponds to the initial conversion price of the 2027 Notes, or approximately $37.27 per share of the common stock. The Convertible Note Hedge Transactions are separate transactions, entered into by the Company with each of the Counterparties, and are not part of the terms of the 2027 Notes. Holders of the 2027 Notes do not have any rights with respect to the Convertible Note Hedge Transactions. The Company used approximately $72.6 million of the net proceeds from the offering of the 2027 Notes to pay the cost of the Convertible Note Hedge Transactions. The Convertible Note Hedge Transactions are recorded in additional paid-

in capital in the Balance Sheets as they do not require classification outside of equity pursuant to Accounting Standards Codification ("ASC") 480 and qualify for equity classification pursuant to ASC 815.
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
Convertible Senior Notes Due 2028
On October 26, 2023, the Company issued and sold $250.0 million in aggregate principal amount of 4.00% Convertible Senior Notes due 2028 (the "2028 Notes") in a private placement. The 2028 Notes were issued pursuant to an indenture, dated October 26, 2023, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (the "2028 Indenture"). The 2028 Notes are jointly and severally and fully and unconditionally guaranteed by each of the Company’s current and future direct and indirect wholly-owned domestic subsidiaries that guarantee its borrowings under its Credit Agreement. The 2028 Notes bear interest at a rate of 4.00% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2024. The 2028 Notes will mature on November 1, 2028, unless earlier converted, redeemed or repurchased. As of July 28, 2024, approximately $62.0 million of the 2028 Notes remained outstanding.
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
Prior to the close of business on the business day immediately preceding August 1, 2028, the 2028 Notes will be convertible at the option of the holders thereof only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ended on January 28, 2024 (and only during such fiscal quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which, for each trading day of that period, the Trading Price (as defined in the 2028 Indenture), as determined following a request by a holder of the 2028 Notes in accordance with the procedures described in the Indenture, per $1,000 principal amount of the 2028 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; (3) if the Company calls such 2028 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2028 Notes called (or deemed called as provided in the 2028 Indenture) for redemption; or (4) upon the occurrence of specified corporate events described in the 2028 Indenture. As of July 28, 2024, one of the conditions allowing the holders of the 2028 Notes to convert had been met. The trading price of the Company’s common stock remained above 130% of the applicable $20.37 conversion price for at least 20 trading days during the 30 consecutive-trading day period ending on, and including July 26, 2024 (the last trading day of the fiscal quarter ended July 28, 2024) resulting in the right of the holders of the 2028 Notes to convert the 2028 Notes beginning July 29, 2024 through October 25, 2024 (the last trading day of the fiscal quarter ending October 27, 2024).
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
Exchange of 2028 Notes
On July 11, 2024 and July 15, 2024, the Company entered into separate, privately negotiated exchange agreements (the “Exchange Agreements”) with certain holders of the 2028 Notes. Pursuant to the Exchange Agreements, on July 24, 2024 certain holders exchanged with the Company approximately $188.1 million in aggregate principal amount of the 2028 Notes held by them for an aggregate of 10,378,431 shares of the Company's common stock, which number of shares was determined over an averaging period that commenced on July 12, 2024. The Company accounted for these exchange transactions as a partial debt extinguishment and recognized a loss on extinguishment of debt equal to the difference between the fair value of the Company's common stock delivered to certain holders of the 2028 Notes and the carrying value of the outstanding debt, accrued interest and third-party fees related to the Exchange Agreements. In the three and six months ended July 28, 2024, in connection with the exchange transactions, the Company recognized $144.7 million of loss included in "Loss on extinguishment of debt" in the Statements of Operations and $5.5 million of loss resulting from the write-off of deferred financing costs included in "Interest expense" in the Statements of Operations.
Interest Expense
Interest expense was comprised of the following components for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands)	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Contractual interest	$23,502	$24,156	$47,147	$45,397
Interest swap agreement	(2,800)	(2,445)	(5,595)	(4,590)
Amortization of deferred financing costs	2,379	1,689	4,758	3,103
Write-off of deferred financing costs	5,497	771	5,497	771
Total interest expense	$28,578	$24,171	$51,807	$44,681
As of July 28, 2024 and January 28, 2024, there was $2.9 million outstanding under the letters of credit, swing line loans and alternative currency sub-facilities under the Revolving Credit Facility.

Note 10: Income Taxes
The Company’s effective tax rate differs from the statutory federal income tax rate of 21% primarily due to the regional mix of income, changes in valuation allowance, research and development ("R&D") tax credits and nondeductible loss on extinguishment of debt. The Tax Cuts and Jobs Act requires R&D costs incurred for tax years beginning after December 31, 2021 to be capitalized and amortized ratably over five or fifteen years for tax purposes, depending on where the research activities are conducted. The Company has elected to treat global intangible low-taxed income ("GILTI") as a period cost and the additional capitalization of R&D costs within GILTI increases the Company's provision for income taxes.
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (before the federal impact of state items) is as follows:

(in thousands)
Balance at January 28, 2024	$36,548
Additions based on tax positions related to the current fiscal year	588
Decreases based on tax positions related to prior fiscal years	(33)
Balance at July 28, 2024	$37,103
Included in the balance of gross unrecognized tax benefits at July 28, 2024 and January 28, 2024 are $14.8 million and $14.6 million, respectively, of net tax benefits (after the federal impact of state items), that, if recognized, would impact the effective tax rate, prior to consideration of any required valuation allowance.
The liability for UTP is reflected in the Balance Sheets as follows:

(in thousands)	July 28, 2024	January 28, 2024
Deferred tax assets - non-current	$20,901	$20,519
Other long-term liabilities	14,798	14,632
Total accrued taxes	$35,699	$35,151
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
The Company’s regional income or loss before taxes and equity method income or loss was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Domestic	$(170,591)	$(73,470)	$(189,460)	$(92,311)
Foreign	4,511	(251,929)	3,127	(264,915)
Total	$(166,080)	$(325,399)	$(186,333)	$(357,226)

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
The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Operating lease cost	$1,807	$2,167	$3,697	$4,316
Short-term lease cost	19	484	163	1,093
Sublease income	(140)	(162)	(296)	(320)
Total lease cost	$1,686	$2,489	$3,564	$5,089
Supplemental cash flow information related to leases was as follows:

	Six Months Ended
(in thousands)	July 28, 2024	July 30, 2023
Cash paid for amounts included in the measurement of lease liabilities	$4,035	$4,280
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,428	$2,696

July 28, 2024
Weighted-average remaining lease term–operating leases (in years)	5.1
Weighted-average discount rate on remaining lease payments–operating leases	7.0%
Supplemental balance sheet information related to leases was as follows:

(in thousands)	July 28, 2024	January 28, 2024
Operating lease right-of-use assets in "Other assets"	$23,501	$23,870

Operating lease liabilities in "Accrued liabilities"	$6,599	$6,560
Operating lease liabilities in "Other long-term liabilities"	20,692	22,033
Total operating lease liabilities	$27,291	$28,593
Maturities of lease liabilities as of July 28, 2024 are as follows:

(in thousands)
Fiscal Year Ending:
2025 (remaining six months)	$4,560
2026	7,495
2027	5,603
2028	5,073
2029	4,193
Thereafter	5,966
Total lease payments	32,890
Less: imputed interest	(5,599)
Total	$27,291

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
On June 14, 2022, Denso Corporation, and several of its affiliates (collectively "Denso"), filed a complaint against Sierra Wireless and several of its affiliates ("Sierra Entities") in the Superior Court of California, County of San Diego. Denso asserted eight causes of action, including claims for breach of express and implied warranties, equitable indemnification, negligent and intentional misrepresentation, unjust enrichment, promissory estoppel, and declaratory judgment, based on an alleged defect related to the GPS week number rollover date. Denso alleged that it incurred in excess of $84 million in damages and costs to implement a firmware update provided by Sierra Entities' supplier in late 2018, before Sierra Wireless disposed of the automotive business, to address the alleged product defect. Denso filed an amended complaint on September 23, 2022, asserting essentially the same eight causes of action. After briefing on a demurrer and initial discovery, the parties' reached a settlement agreement on September 18, 2023 with payments to Denso to be made in four quarterly installments. The final installment payment was made in June 2024 and the case was dismissed with prejudice.
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
The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based on the latest determinations by the RWQCB and the most recent actions taken pursuant to the remedial action plan, the Company estimates the total range of probable loss to be between $7.9 million and $9.4 million. To date, the Company has made $7.3 million in payments towards the remedial action plan. As of July 28, 2024, the estimated range of probable loss remaining was between $0.6 million and $2.1 million. Given the uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss. Therefore, the Company has recorded the minimum amount of probable loss and as of July 28, 2024, has a remaining accrual of $0.6 million related to this matter. These estimates could change as a result of changes in planned remedial actions, further actions from the regulatory agency, remediation technology, and other factors.
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
The Company's liability for the deferred compensation plan is presented below:

(in thousands)	July 28, 2024	January 28, 2024
Accrued liabilities	$4,015	$7,412
Other long-term liabilities	33,160	32,288
Total deferred compensation liabilities under this plan	$37,175	$39,700
The Company has purchased whole life insurance on the lives of certain current deferred compensation plan participants. This corporate-owned life insurance is held in a grantor trust and is intended to cover a majority of the Company's costs of the deferred compensation plan.
The cash surrender value of the Company's corporate-owned life insurance is presented below:

(in thousands)	July 28, 2024	January 28, 2024
Other current assets	$—	$4,538
Other assets	27,451	25,098
Total cash surrender value of corporate-owned life insurance	$27,451	$29,636

Note 13: Restructuring
The Company has undertaken structural reorganization actions to reduce its workforce as a result of cost-saving measures and internal resource alignment including from the realization of synergies of the Sierra Wireless Acquisition. The Company had restructuring charges of $1.5 million and $3.8 million in the three and six months ended July 28, 2024, respectively, compared to restructuring charges of $9.8 million and $11.8 million in the three and six months ended July 30, 2023, respectively. Restructuring related liabilities are included in "Accrued liabilities" in the Balance Sheets.
Restructuring activity is summarized as follows:

(in thousands)	One-time employee termination benefits	Other restructuring	Total
Balance at January 28, 2024	$5,799	$478	$6,277
Charges	3,706	104	3,810
Cash payments	(7,487)	(548)	(8,035)
Balance at July 28, 2024	$2,018	$34	$2,052
Restructuring charges were included in the Statements of Operations as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Cost of sales	$—	$362	$—	$859
Restructuring	1,541	9,399	3,810	10,962
Total restructuring charges	$1,541	$9,761	$3,810	$11,821

Note 14: Concentration of Risk
The following significant customers accounted for at least 10% of the Company's net sales in one or more of the periods indicated:

	Three Months Ended		Six Months Ended
(percentage of net sales) (1)	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Frontek Technology Corporation (and affiliates)	13%	*	13%	*
Trend-tek Technology Ltd. (and affiliates)	10%	*	10%	*
(1) In each period with an asterisk, the customer represented less than 10% of the Company's net sales.
The following table shows the customers that have an outstanding receivable balance that represents at least 10% of the Company's total net receivables as of one or more of the dates indicated:

(percentage of net receivables) (1)	July 28, 2024	January 28, 2024
Frontek Technology Corporation (and affiliates)	14%	15%
Trend-tek Technology Ltd (and affiliates)	12%	*
(1) In each period with an asterisk, the customer represented less than 10% of the Company's total net receivables.
Outside Subcontractors and Suppliers
The Company relies on a limited number of third-party subcontractors and suppliers for the supply of silicon wafers, chipsets and other electronic components, and for product manufacturing, packaging, testing and certain other tasks. Disruption or termination of supply sources or subcontractors have delayed and could in the future delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. A significant amount of the Company’s third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in the U.S., China, and Taiwan. A significant amount of the Company’s assembly and test operations are conducted by third-party contractors in China, Malaysia, Mexico, Taiwan, and Vietnam.

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
Net sales and gross profit by reportable segment were as follows:

	Three Months Ended				Six Months Ended
(in thousands)	July 28, 2024		July 30, 2023		July 28, 2024		July 30, 2023
Net sales:
Signal Integrity	$59,434	28%	$46,126	19%	$117,733	28%	$87,017	18%
Analog Mixed Signal and Wireless	79,311	37%	69,989	29%	154,655	37%	129,608	27%
IoT Systems and Connectivity	76,610	35%	122,257	52%	149,072	35%	258,286	55%
Total net sales	$215,355	100%	$238,372	100%	$421,460	100%	$474,911	100%
Gross profit:
Signal Integrity	$36,768		$27,606		$71,529		$52,093
Analog Mixed Signal and Wireless	45,399		43,123		86,103		79,597
IoT Systems and Connectivity	27,111		47,349		54,205		101,157
Unallocated costs, including share-based compensation and amortization of acquired technology	(3,814)		(17,350)		(6,781)		(29,173)
Total gross profit	$105,464		$100,728		$205,056		$203,674
Geographic Information
Net sales activity by geographic region was as follows:

	Three Months Ended		Six Months Ended
(percentage of total net sales)	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Asia-Pacific	65%	62%	64%	57%
North America	21%	24%	22%	28%
Europe	14%	14%	14%	15%
	100%	100%	100%	100%

The Company attributes sales to a country based on the ship-to address. The table below summarizes sales activity to geographies that represented greater than 10% of total sales for at least one of the periods presented:

	Three Months Ended		Six Months Ended
(percentage of total net sales)	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
China (including Hong Kong)	45%	29%	44%	27%
United States	20%	23%	20%	25%
Although a large percentage of the Company's products is shipped into the Asia-Pacific region, a significant number of products produced by these customers and incorporating the Company's semiconductor products are then sold outside this region.
Sales by Revenue Type
Net sales by revenue type were as follows:

	Three Months Ended				Six Months Ended
(in thousands)	July 28, 2024		July 30, 2023		July 28, 2024		July 30, 2023
Net sales:
Product sales	$185,966	86%	$210,196	88%	$363,455	86%	$417,577	88%
Service revenue	29,389	14%	28,176	12%	58,005	14%	57,334	12%
Total net sales	$215,355	100%	$238,372	100%	$421,460	100%	$474,911	100%

Note 16: Stock Repurchase Program
The Company maintains a stock repurchase program that was initially approved by its board of directors (the "Board of Directors") in March 2008. The stock repurchase program does not have an expiration date and the Board of Directors has authorized expansion of the program over the years. On March 11, 2021, the Board of Directors approved the expansion of the stock repurchase program by an additional $350.0 million. There was no activity under the stock repurchase program during the three and six months ended July 28, 2024 and July 30, 2023. As of July 28, 2024, the remaining authorization under the program was $209.4 million. Under the program, the Company may repurchase its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. The Company’s repurchases may be made through Rule 10b5-1 and/or Rule 10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. To the extent the Company repurchases any shares of its common stock under the program in the future, the Company expects to fund such repurchases from cash on hand and borrowings on its Revolving Credit Facility. The Company has no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.

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
The Company's foreign currency forward contracts had the following outstanding balances:

	July 28, 2024			January 28, 2024
(in thousands, except number of instruments)	Number of Instruments	Sell Notional Value	Buy Notional Value	Number of Instruments	Sell Notional Value	Buy Notional Value
Sell USD/Buy CAD Forward Contract	4	$5,115	$6,950	10	$12,899	$17,550
Total	4			10
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
The interest rate swap agreements have been designated as cash flow hedges and unrealized gains or losses, net of income tax, are recorded as a component of AOCI in the Balance Sheets. As the various settlements are made on a monthly basis, the realized gain or loss on the settlements are recorded in "Interest expense" in the Statements of Operations. The interest rate swap agreements resulted in a realized gain of $2.8 million for the three months ended July 28, 2024, compared to a realized gain of $2.4 million for the three months ended July 30, 2023. The interest rate swap agreements resulted in a realized gain of $5.6 million for the six months ended July 28, 2024, compared to a realized gain of $4.6 million for the six months ended July 30, 2023.

The fair values of the Company's instruments that qualify as cash flow hedges in the Balance Sheets were as follows:

(in thousands)	July 28, 2024	January 28, 2024
Interest rate swap agreement	$6,774	$7,144
Foreign currency forward contracts	—	168
Total other current assets	$6,774	$7,312

Interest rate swap agreement	$862	$178
Total other long-term assets	$862	$178

Foreign currency forward contracts	$80	$—
Total accrued liabilities	$80	$—

Interest rate swap agreement	—	7
Total other long-term liabilities	$—	$7
During fiscal year 2021, the Company entered into an economic hedge program that used total return swap contracts to hedge the market risk associated with the unfunded portion of the Company's deferred compensation liability. The total return swap contracts generally had a duration of one month and were rebalanced and re-hedged at the end of each monthly term. While the total return swap contracts were treated as economic hedges, the Company did not designate them as hedges for accounting purposes. The total return swap contracts were measured at fair value and recognized in the Balance Sheets in "Accrued Liabilities" if the instruments were in a loss position and in "Other Current Assets" if the instruments were in a gain position. Unrealized gains and losses, as well as realized gains and losses for settlements, on the total return swap contracts were recognized in "Selling, general and administrative expenses" in the Statements of Operations. The total return swap contracts, which matured during fiscal year 2024, resulted in net gains recognized in earnings of $0.3 million and $0.2 million for the three and six months ended July 30, 2023, respectively.

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
Overview
Semtech Corporation (together with its consolidated subsidiaries, the "Company," "we," "our" or "us") is a high-performance, semiconductor, Internet of Things ("IoT") systems and cloud connectivity service provider. We have three operating segments—Signal Integrity, Analog Mixed Signal and Wireless, and IoT Systems and Connectivity—that represent three separate reportable segments. Prior to the fourth quarter of fiscal year 2024, the Company had four operating segments—Signal Integrity, Advanced Protection and Sensing, IoT Systems and IoT Connected Services. In the fourth quarter of fiscal year 2024, as a result of organizational restructuring, the wireless business, which was previously included in the former IoT Systems operating segment, and the software defined video over ethernet business, which was previously included in the Signal Integrity operating segment, were moved into the Analog Mixed Signal and Wireless operating segment, formerly the Advanced Protection and Sensing operating segment, which also includes the proximity sensing, power and protection businesses. In the first quarter of fiscal year 2025, as a result of organizational restructuring, the Company combined the IoT Systems operating segment and the IoT Connected Services operating segment into the newly formed IoT Systems and Connectivity operating segment. As a result of the reorganization, the Company has three reportable segments. All prior year information in the tables below has been revised retrospectively to reflect the change to the Company's reportable segments. See Part I, Item 1, Note 15, Segment Information, to our interim unaudited condensed consolidated financial statements for additional information on our reportable segments.
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
Our net sales by reportable segment were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Signal Integrity	$59,434	$46,126	$117,733	$87,017
Analog Mixed Signal and Wireless	79,311	69,989	154,655	129,608
IoT Systems and Connectivity	76,610	122,257	149,072	258,286
Total	$215,355	$238,372	$421,460	$474,911
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
Recent Developments
Leadership Changes
Effective June 6, 2024, our board of directors (the “Board” or “Board of Directors”) appointed Hong Q. Hou, a current member of our Board, to serve as our President and Chief Executive Officer. Mr. Hou succeeded Paul Pickle as our President and Chief Executive Officer on such date.
Convertible Note Exchange
On July 11, 2024 and July 15, 2024, we entered into separate, privately negotiated exchange agreements (the “Exchange Agreements”) with certain holders of our 4.00% Convertible Senior Notes due 2028 (the “2028 Notes”). Pursuant to the Exchange Agreements, on July 24, 2024 certain holders exchanged with us approximately $188.1 million in aggregate principal amount of the 2028 Notes held by them for an aggregate of 10,378,431 shares of our common stock, which number of shares was determined over an averaging period that commenced on July 12, 2024. We accounted for these exchange transactions as a partial debt extinguishment and recognized a loss on extinguishment of debt equal to the difference between the fair value of our common stock delivered to certain holders of the 2028 Notes and the carrying value of the outstanding debt, accrued interest and third-party fees related to the Exchange Agreements. In the three and six months ended July 28, 2024, in connection with the exchange transactions, we recognized $144.7 million of loss included in "Loss on extinguishment of debt" in the Statements of Operations and $5.5 million of loss resulting from the write-off of deferred financing costs included in "Interest expense" in the Statements of Operations.
Impact of Macroeconomic Conditions
In recent periods, macroeconomic factors such as market volatility, inflationary pressures, elevated interest rates, geopolitical tensions and recessionary concerns have caused uncertainty in end customer demand, which resulted in elevated channel inventories. We believe that we can continue to take appropriate actions to align our inventory levels with anticipated customer demand profiles.
Factors Affecting Our Performance
Most of our sales to customers are made on the basis of individual customer purchase orders and many customers include cancellation provisions in their purchase orders. We rely on orders received and shipped within the same quarter for a meaningful portion of our sales. Net sales made through independent distributors during the second quarters of fiscal years 2025 and 2024 were 74% and 64%, respectively, of net sales and the remainder were made directly to customers. The higher percentage of distributor sales in the second quarter of fiscal year 2025 was primarily due to product mix as certain of our products are shipped in higher volume to distributors.
We are a global business with customers and suppliers around the world. A significant amount of our third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located outside the United States, including China and Taiwan. A significant amount of our assembly and test operations are conducted by third-party contractors located outside the United States, including China, Malaysia, Mexico, Taiwan and Vietnam. Net sales outside the United States constituted 80% and 77% during the second quarters of fiscal years 2025 and 2024, respectively. Approximately 65% and 62% of our net sales during the second quarters of fiscal years 2025 and 2024, respectively, were to customers located in the Asia-Pacific region. We are subject to export restrictions and trade regulations, which have limited our ability to sell to certain customers in certain regions.
We use several metrics as indicators of future potential growth. The indicators that we believe best correlate to potential future sales growth are design wins and new product releases. There are many factors that may cause a design win or new product release to not result in sales, including a customer's decision not to go to system production, a change in a customer’s perspective regarding a product’s value or a customer’s product failing in the end market. As a result, although a design win or new product introduction is an important step towards generating future sales, it does not necessarily result in us being awarded business or receiving a purchase commitment.
Inflationary factors have in the past and could continue to affect our future performance if we are unable to pass higher costs on to our customers.

Results of Operations
The following table sets forth, for the periods indicated, our Statements of Operations expressed as a percentage of net sales.

	Three Months Ended		Six Months Ended
	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	50.0%	53.3%	50.3%	52.6%
Amortization of acquired technology	1.1%	4.4%	1.1%	4.5%
Total cost of sales	51.1%	57.7%	51.4%	57.1%
Gross profit	49.0%	42.3%	48.7%	42.9%
Operating expenses, net:
Selling, general and administrative	25.9%	25.0%	25.6%	24.7%
Product development and engineering	18.6%	19.9%	19.4%	20.6%
Intangible amortization	0.1%	2.0%	0.1%	2.1%
Restructuring	0.7%	3.9%	0.9%	2.3%
Goodwill impairment	—%	117.3%	—%	58.9%
Total operating expenses, net	45.4%	168.2%	46.1%	108.6%
Operating income (loss)	3.6%	(125.9)%	2.6%	(65.7)%
Interest expense	(13.3)%	(10.1)%	(12.3)%	(9.4)%
Interest income	0.2%	0.3%	0.2%	0.4%
Loss on extinguishment of debt	(67.2)%	—%	(34.3)%	—%
Non-operating expense, net	(0.5)%	(0.7)%	(0.1)%	(0.4)%
Investment impairments and credit loss reserves, net	—%	(0.1)%	(0.3)%	(0.1)%
Loss before taxes and equity method (loss) income	(77.1)%	(136.5)%	(44.2)%	(75.2)%
Provision for income taxes	2.0%	23.7%	1.7%	11.4%
Net loss before equity method (loss) income	(79.1)%	(160.2)%	(45.9)%	(86.6)%
Equity method (loss) income	—%	—%	—%	—%
Net loss	(79.1)%	(160.3)%	(45.9)%	(86.6)%
Net loss attributable to noncontrolling interest	—%	—%	—%	—%
Net loss attributable to common stockholders	(79.1)%	(160.3)%	(45.9)%	(86.6)%
Percentages may not add precisely due to rounding.
Our regional mix of loss before taxes and equity method (loss) income was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Domestic	$(170,591)	$(73,470)	$(189,460)	$(92,311)
Foreign	4,511	(251,929)	3,127	(264,915)
Total	$(166,080)	$(325,399)	$(186,333)	$(357,226)
Domestic performance includes higher levels of share-based compensation compared to foreign operations.

Comparison of the Three Months Ended July 28, 2024 and July 30, 2023
Net Sales
The following table summarizes our net sales by major end markets:

	Three Months Ended
	July 28, 2024		July 30, 2023
(in thousands, except percentages)	Net Sales	% Net Sales	Net Sales	% Net Sales	Change
Infrastructure	$52,942	25%	$42,369	18%	25%
High-End Consumer	37,080	17%	34,016	14%	9%
Industrial	125,333	58%	161,987	68%	(23)%
Total	$215,355	100%	$238,372	100%	(10)%
Net sales in the second quarter of fiscal year 2025 were $215.4 million, a decrease of 9.7% compared to $238.4 million in the second quarter of fiscal year 2024, which was primarily driven by lower net sales from our industrial end market related to decreased sales volume and pricing pressures, offset by higher net sales in our infrastructure and high-end consumer end markets due to stronger demand. Net sales from our infrastructure end market increased $10.6 million in the second quarter of fiscal year 2025 compared to the second quarter of fiscal year 2024, primarily driven by a $7.3 million increase in data center sales and a $6.7 million increase in PON sales, partially offset by a $2.9 million decrease in TVS infrastructure product sales. Net sales from our high-end consumer end market increased $3.1 million in the second quarter of fiscal year 2025 compared to the second quarter of fiscal year 2024, primarily driven by an increase in TVS consumer product sales. Net sales from our industrial end market decreased $36.7 million in the second quarter of fiscal year 2025 compared to the second quarter of fiscal year 2024, primarily driven by a $43.3 million decrease in module sales, a $2.8 million decrease in router sales and a $1.5 million decrease in TVS industrial product sales, partially offset by a $12.0 million increase in LoRa-enabled sales in industrial applications.
The following table summarizes our net sales by reportable segment:

	Three Months Ended
	July 28, 2024		July 30, 2023
(in thousands, except percentages)	Net Sales	% Net Sales	Net Sales	% Net Sales	Change
Signal Integrity	$59,434	28%	$46,126	19%	29%
Analog Mixed Signal and Wireless	79,311	37%	69,989	29%	13%
IoT Systems and Connectivity	76,610	35%	122,257	52%	(37)%
Total	$215,355	100%	$238,372	100%	(10)%
Net sales in the second quarter of fiscal year 2025, as compared to the second quarter of fiscal year 2024, were impacted by softer demand in the IoT Systems and Connectivity reportable segment, which contributed to lower sales volume and pricing pressures, but benefited from stronger demand in the Signal Integrity and Analog Mixed Signal and Wireless reportable segments. Net sales from Signal Integrity increased $13.3 million in the second quarter of fiscal year 2025 compared to the second quarter of fiscal year 2024 primarily driven by a $7.3 million increase in data center sales and a $6.7 million increase in PON sales, partially offset by a $0.5 million decrease in wireless sales and a $0.5 million decrease in broadcast sales. Net sales from Analog Mixed Signal and Wireless increased $9.3 million in the second quarter of fiscal year 2025 compared to the second quarter of fiscal year 2024, primarily driven by a $10.3 million increase in LoRa-enabled product sales. Net sales from IoT Systems and Connectivity decreased $45.6 million in the second quarter of fiscal year 2025 compared to the second quarter of fiscal year 2024 primarily driven by a $43.3 million decrease in module sales and a $2.8 million decrease in router sales, partially offset by a $0.9 million increase in managed connectivity sales.

Gross Profit
The following table summarizes our gross profit and gross margin by reportable segment:

	Three Months Ended
	July 28, 2024		July 30, 2023
(in thousands, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Signal Integrity	$36,768	61.9%	$27,606	59.8%
Analog Mixed Signal and Wireless	45,399	57.2%	43,123	61.6%
IoT Systems and Connectivity	27,111	35.4%	47,349	38.7%
Unallocated costs, including share-based compensation and amortization of acquired technology	(3,814)		(17,350)
Total	$105,464	49.0%	$100,728	42.3%
In the second quarter of fiscal year 2025, gross profit increased $4.7 million to $105.5 million from $100.7 million in the second quarter of fiscal year 2024. This increase was primarily driven by a $9.2 million increase from Signal Integrity, which experienced higher sales led by data center and 10G PON due to stronger demand, offset by pricing pressures, a $8.3 million decrease in the amortization of acquired technology intangible assets related to the acquisition of all of the issued and outstanding common shares of Sierra Wireless, Inc. on January 12, 2023 (the "Sierra Wireless Acquisition") due to impairments in the fourth quarter of fiscal year 2024, a $3.3 million decrease in amortization of inventory step-up due to the finalization of measurement period adjustments in the second quarter of fiscal year 2024 related to the Sierra Wireless Acquisition, a $2.7 million decrease for transaction and integration costs related to the Sierra Wireless Acquisition, and a $2.3 million increase from Analog Mixed Signal and Wireless, which experienced higher sales led by LoRa-enabled product due to stronger demand, offset by pricing pressures, partially offset by a $20.2 million decrease from IoT Systems and Connectivity due to lower module and router sales primarily driven by soft demand causing decreased sales volume and pricing pressures.
Our gross margin was 49.0% in the second quarter of fiscal year 2025, compared to 42.3% in the second quarter of fiscal year 2024. Gross margin for our Signal Integrity segment was 61.9% in the second quarter of fiscal year 2025, compared to 59.8% in the second quarter of fiscal year 2024, primarily due to higher volume reducing overhead. Gross margin for our Analog Mixed Signal and Wireless segment was 57.2% in the second quarter of fiscal year 2025, compared to 61.6% in the second quarter of fiscal year 2024, primarily due to unfavorable product mix, partially offset by higher overhead absorption. Gross margin for our IoT Systems and Connectivity segment was 35.4% in the second quarter of fiscal year 2025, compared to 38.7% in the second quarter of fiscal year 2024, primarily due to pricing pressures.
Operating Expenses, net
The following table summarizes our operating expenses, net:

	Three Months Ended				Change
(in thousands, except percentages)	July 28, 2024		July 30, 2023
Selling, general and administrative	$55,789	57%	$59,579	15%	(6)%
Product development and engineering	40,084	41%	47,433	12%	(15)%
Intangible amortization	282	—%	4,871	1%	(94)%
Restructuring	1,541	2%	9,399	2%	(84)%
Goodwill impairment	—	—%	279,555	70%	(100)%
Total operating expenses, net	$97,696	100%	$400,837	100%	(76)%
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $3.8 million in the second quarter of fiscal year 2025 compared to the second quarter of fiscal year 2024 primarily as a result of a $5.8 million decrease in transaction and integration costs primarily related to the Sierra Wireless Acquisition and $1.0 million lower net staffing-related costs, which reflects lower headcount due to recent restructuring, offset by an increase in share-based compensation, partially offset by $1.8 million higher depreciation and a $0.8 million increase in facilities expenses.
Product Development and Engineering Expenses
Product development and engineering expenses decreased $7.3 million in the second quarter of fiscal year 2025 compared to the second quarter of fiscal year 2024 primarily as a result of a $6.3 million net decrease in staffing-related costs due to lower headcount and a $2.1 million decrease in new product introduction expenses, partially offset by a $1.4 million increase in depreciation. The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services, which are typically recorded as a reduction to product development and engineering expense.
Intangible Amortization
Intangible amortization decreased by $4.6 million in the second quarter of fiscal year 2025 compared to the second quarter of fiscal year 2024 due to impairment of intangible assets acquired in the Sierra Wireless Acquisition related to customer relationships and trade name in the fourth quarter of fiscal year 2024. The amortization of acquired technology intangible assets is reflected in cost of sales.
Restructuring
Restructuring decreased by $7.9 million in the second quarter of fiscal year 2025 compared to the second quarter of fiscal year 2024 due to the structural reorganization actions primarily in the prior year period to reduce our workforce as a result of cost-saving measures and internal resource alignment including from the realization of synergies of the Sierra Wireless Acquisition.
Goodwill Impairment
There was no goodwill impairment in the second quarter of fiscal year 2025 compared to $279.6 million of goodwill impairment in the second quarter of fiscal year 2024 due to valuation adjustments of goodwill related to the Sierra Wireless Acquisition. See Note 8, Goodwill and Intangible Assets, to our interim unaudited condensed consolidated financial statements for additional information.
Interest Expense
Interest expense, including amortization and a write-off of deferred financing costs, was $28.6 million and $24.2 million for the second quarters of fiscal years 2025 and 2024, respectively. The increase was primarily due to a $5.5 million write-off of deferred financing costs as a result of approximately $188.1 million of 2028 Notes extinguished in exchange for common stock in the second quarter of fiscal year 2025.
Loss on Extinguishment of Debt
In addition to the write-off of $5.5 million of deferred financing costs as a result of approximately $188.1 million of 2028 Notes extinguished in exchange for common stock in the second quarter of fiscal year 2025, which was recorded in "Interest expense" in the Statements of Operations, we recognized a loss on extinguishment of debt equal to the difference between the fair value of our common stock delivered to certain holders of the 2028 Notes and the carrying value of the outstanding debt, accrued interest and third-party fees related to the Exchange Agreements. In the second quarter of fiscal year 2025, in connection with the exchange transactions, we recognized $144.7 million of loss included in "Loss on extinguishment of debt" in the Statements of Operations.
Investment Impairments and Credit Loss Reserves, Net
During the second quarter of fiscal year 2025, we did not record any investment impairments and credit loss reserves. During the second quarter of fiscal year 2024, investment impairments and credit loss reserves, net totaled a loss of $0.2 million due to adjustments to our credit loss reserve for our available-for-sale debt securities.
Provision for Income Taxes
We recorded income tax expense of $4.2 million in the second quarter of fiscal year 2025, compared to income tax expense of $56.6 million in the second quarter of fiscal year 2024. The effective tax rates for the second quarters of fiscal years 2025 and 2024 were provision rates of 2.5% and 17.4%, respectively. The effective tax rates in the second quarters of fiscal years 2025 and 2024 differ from the statutory federal income tax rate of 21% primarily due to a regional mix of income, changes in valuation allowance, impact of global intangible low-taxed income ("GILTI"), research and development ("R&D") credits and nondeductible loss on extinguishment of debt. The Tax Cuts and Jobs Act ("Tax Act") requires R&D costs incurred for tax years beginning after December 31, 2021 to be capitalized and amortized ratably over five or fifteen years for tax purposes, depending on where the research activities are conducted. We have elected to treat GILTI as a period cost and the additional capitalization of R&D costs within GILTI increases our provision for income taxes.
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
Comparison of the Six Months Ended July 28, 2024 and July 30, 2023
Net Sales
The following table summarizes our net sales by major end market:

	Six Months Ended
	July 28, 2024		July 30, 2023
(in thousands, except percentages)	Net Sales	% Net Sales	Net Sales	% Net Sales	Change
Infrastructure	$108,919	26%	$81,369	17%	34%
High-End Consumer	71,619	17%	55,610	12%	29%
Industrial	240,922	57%	337,932	71%	(29)%
Total	$421,460	100%	$474,911	100%	(11)%
Net sales for the first six months of fiscal year 2025 were $421.5 million, a decrease of 11.3% compared to $474.9 million for the first six months of fiscal year 2024 primarily driven by lower net sales from our industrial end market related to decreased sales volume and pricing pressures. Comparing the same periods, our infrastructure and high-end consumer end markets had stronger demand and resulting net sales. Net sales from our infrastructure end market increased $27.6 million in the first six months of fiscal year 2025 compared to the first six months of fiscal year 2024, primarily driven by a $17.3 million increase in PON sales and a $15.3 million increase in data center sales, partially offset by a $4.4 million decrease in TVS infrastructure product sales. Net sales from our high-end consumer end market increased $16.0 million in the first six months of fiscal year 2025 compared to the first six months of fiscal year 2024, primarily driven by a $16.9 million increase in TVS consumer product sales and a $3.3 million increase in proximity sensing sales, partially offset by a $2.8 million decrease in LoRa-enabled sales in consumer applications. Net sales from our industrial end market decreased $97.0 million in the first six months of fiscal year 2025 compared to the first six months of fiscal year 2024, primarily driven by an $89.9 million decrease in module sales, a $19.6 million decrease in router sales and a $3.0 million decrease in TVS industrial product sales, partially offset by a $15.4 million increase in LoRa-enabled sales in industrial applications.
The following table summarizes our net sales by reportable segment:

	Six Months Ended
	July 28, 2024		July 30, 2023
(in thousands, except percentages)	Net Sales	% Net Sales	Net Sales	% Net Sales	Change
Signal Integrity	$117,733	28%	$87,017	18%	35%
Analog Mixed Signal and Wireless	154,655	37%	129,608	27%	19%
IoT Systems and Connectivity	149,072	35%	258,286	55%	(42)%
Total	$421,460	100%	$474,911	100%	(11)%

Net sales in the first six months of fiscal year 2025, compared to the first six months of fiscal year 2024, were impacted by softer demand in the IoT Systems and Connectivity reportable segment, which contributed to lower sales volume and pricing pressures, but benefited from stronger demand in the Signal Integrity and Analog Mixed Signal and Wireless reportable segments. Net sales from Signal Integrity increased $30.7 million in the first six months of fiscal year 2025 compared to the first six months of fiscal year 2024, primarily driven by a $17.3 million increase in PON sales and a $15.3 million increase in data center sales, partially offset by a $1.7 million decrease in broadcast sales. Net sales from Analog Mixed Signal and Wireless increased $25.0 million in the first six months of fiscal year 2025 compared to the first six months of fiscal year 2024, primarily driven by a $12.6 million increase in LoRa-enabled sales, a $9.4 million increase in TVS product sales, and a $3.3 million increase in proximity sensing sales. Net sales from IoT Systems and Connectivity decreased $109.2 million in the first six months of fiscal year 2025 compared to the first six months of fiscal year 2024, primarily driven by a $89.9 million decrease in module sales and a $19.6 million decrease in router sales, partially offset by a $0.6 million increase in managed connectivity sales.
Gross Profit
The following table summarizes our gross profit and gross margin by reportable segment:

	Six Months Ended
	July 28, 2024		July 30, 2023
(in thousands, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Signal Integrity	$71,529	60.8%	$52,093	59.9%
Analog Mixed Signal and Wireless	86,103	55.7%	79,597	61.4%
IoT Systems and Connectivity	54,205	36.4%	101,157	39.2%
Unallocated costs, including share-based compensation	(6,781)		(29,173)
Total	$205,056	48.7%	$203,674	42.9%
In the first six months of fiscal year 2025, gross profit increased $1.4 million to $205.1 million from $203.7 million in the first six months of fiscal year 2024. This increase was primarily driven by a $19.4 million increase from Signal Integrity, which experienced higher sales led by 10G PON and data center due to stronger demand, offset by pricing pressures, a $16.9 million decrease in the amortization of acquired technology intangible assets related to the Sierra Wireless Acquisition due to impairments in the fourth quarter of fiscal year 2024, a $6.5 million increase from Analog Mixed Signal and Wireless, which experienced higher sales due to stronger demand, particularly with TVS consumer products, a $3.3 million decrease for amortization of inventory step-up due to the finalization of measurement period adjustments in the second quarter of fiscal year 2024 related to the Sierra Wireless Acquisition, and a $2.7 million decrease for transaction and integration costs related to the Sierra Wireless Acquisition, partially offset by a $47.0 million decrease from IoT Systems and Connectivity due to lower module and router sales primarily driven by soft demand causing decreased sales volume and pricing pressures.
Our gross margin was 48.7% in the first six months of fiscal year 2025, compared to 42.9% in the first six months of fiscal year 2024. Gross margin from Signal Integrity was 60.8% in the first six months of fiscal year 2025, compared to 59.9% in the first six months of fiscal year 2024, primarily due to higher volume reducing overhead. Gross margin from Analog Mixed Signal and Wireless was 55.7% in the first six months of fiscal year 2025, compared to 61.4% in the first six months of fiscal year 2024, primarily due to unfavorable product mix, partially offset by higher overhead absorption. Gross margin from IoT Systems and Connectivity was 36.4% in the first six months of fiscal year 2025, compared to 39.2% in the first six months of fiscal year 2024, primarily driven by softer demand in market and pricing pressures.

Operating Expenses, net

	Six Months Ended				Change
(in thousands, except percentages)	July 28, 2024		July 30, 2023
Selling, general and administrative	$108,058	56%	$117,359	23%	(8)%
Product development and engineering	81,688	42%	98,034	19%	(17)%
Intangible amortization	589	—%	9,753	2%	(94)%
Restructuring	3,810	2%	10,962	2%	(65)%
Goodwill impairment	—	—%	279,555	54%	(100)%
Total operating expenses, net	$194,145	100%	$515,663	100%	(62)%
Selling, General and Administrative Expenses
SG&A expenses decreased $9.3 million in the first six months of fiscal year 2025 compared to the first six months of fiscal year 2024 primarily as a result of an $11.0 million decrease in transaction and integration expenses primarily related to the Sierra Wireless Acquisition, a $1.4 million reduction in travel expenses, and a $0.5 million net decrease in staffing-related costs, which reflects lower headcount due to recent restructuring offset by an increase in share-based and other supplemental compensation, partially offset by a $3.4 million increase in depreciation.
Product Development and Engineering Expenses
Product development and engineering expenses decreased $16.3 million in the first six months of fiscal year 2025 compared to the first six months of fiscal year 2024 primarily as a result of an $11.1 million net decrease in staffing-related costs due to lower headcount, a decrease of $3.8 million from new product introduction expenses, a $1.7 million decrease in facilities expenses, and a $1.6 million decrease in transaction and integration expenses primarily related to the Sierra Wireless Acquisition, partially offset by a $1.6 million decrease in tax credits and a $0.4 million increase in depreciation.
Intangible Amortization
Intangible amortization decreased by $9.2 million for the first six months of fiscal year 2025 compared to the same period in fiscal year 2024 due to impairment of intangible assets acquired in the Sierra Wireless Acquisition related to customer relationships and trade name in the fourth quarter of fiscal year 2024. The amortization of acquired technology intangible assets is reflected in cost of sales.
Restructuring
Restructuring decreased by $7.2 million for the first six months of fiscal year 2025 compared to the same period in fiscal year 2024 primarily due to structural reorganization actions primarily in the prior year period to reduce our workforce as a result of cost-saving measures and internal resource alignment including from the realization of synergies of the Sierra Wireless Acquisition.
Goodwill Impairment
There was no goodwill impairment for the first six months of fiscal year 2025 compared to $279.6 million of goodwill impairment for the same period in fiscal year 2024 due to valuation adjustments of goodwill related to the Sierra Wireless Acquisition. See Note 8, Goodwill and Intangible Assets, to our interim unaudited condensed consolidated financial statements for additional information.
Interest Expense
Interest expense, including amortization and write-off of deferred financing costs, was $51.8 million and $44.7 million for the first six months of fiscal years 2025 and 2024, respectively. The increase was primarily due to a $5.5 million write-off of deferred financing costs as a result of approximately $188.1 million of 2028 Notes extinguished in exchange for common stock in the second quarter of fiscal year 2025.
Loss on Extinguishment of Debt
In addition to the write-off of $5.5 million of deferred financing costs as a result of approximately $188.1 million of 2028 Notes extinguished in exchange for common stock in the first six months of fiscal year 2025, which was recorded in "Interest expense" in the Statements of Operations, we recognized a loss on extinguishment of debt equal to the difference between the fair value of our common stock delivered to certain holders of the 2028 Notes and the carrying value of the outstanding debt, accrued interest and third-party fees related to the Exchange Agreements. In the first six months of fiscal year 2025, in connection with the exchange transactions, we recognized $144.7 million of loss included in "Loss on extinguishment of debt" in the Statements of Operations.

Investment Impairments and Credit Loss Reserves, Net
During the first six months of fiscal year 2025, investment impairments and credit loss reserves, net totaled a loss of $1.1 million due to an other-than-temporary impairment on one of our non-marketable equity investments. During the first six months of 2024, investment impairments and credit loss reserves, net totaled a loss of $0.3 million due to adjustments to our credit loss reserve for our available-for-sale debt securities.
Provision for Income Taxes
In the first six months of fiscal year 2025, we recorded income tax expense of $7.2 million, compared to income tax expense of $54.2 million in the first six months of fiscal year 2024. The effective tax rates for the first six months of fiscal years 2025 and 2024 were provision rates of 3.8% and 15.2%, respectively. The change in our effective tax rate for the first six months of fiscal year 2025 compared to the first six months of fiscal year 2024 was primarily due to a regional mix of income and changes in valuation allowance. The effective tax rates in the first six months of fiscal years 2025 and 2024 differ from the statutory federal income tax rate of 21% primarily due to a regional mix of income, changes in valuation allowance, non-deductibility of goodwill impairment, impact of GILTI, R&D credits and nondeductible loss on extinguishment of debt.
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
We believe that our cash on hand, cash available from future operations and available borrowing capacity under our Revolving Credit Facility (as defined below) are sufficient to meet liquidity requirements for at least the next 12 months, including funds needed for our material cash requirements. As of July 28, 2024, we had $115.9 million in cash and cash equivalents and $282.2 million of available undrawn borrowing capacity on our Revolving Credit Facility, subject to net leverage limitations and customary conditions precedent, including the accuracy of representations and warranties and the absence of defaults. Over the longer-term, we expect to fund our business using cash flows from operating activities.
As of July 28, 2024, we were in compliance with the financial covenants in the Credit Agreement (as defined below). Based on our current amount of debt outstanding and financial projections, management believes we will maintain compliance with our financial covenants and that our existing cash, projected operating cash flows and available borrowing capacity under the Revolving Credit Facility are adequate to meet our operating needs, liabilities and commitments over the next twelve months from the issuance of the accompanying interim unaudited condensed consolidated financial statements.
As of July 28, 2024 and January 28, 2024, there was $2.9 million outstanding under the letters of credit, swing line loans and alternative currency sub-facilities outstanding under the Revolving Credit Facility.
A meaningful portion of our capital resources, and the liquidity they represent, are held by our subsidiaries outside of the U.S. As of July 28, 2024, our foreign subsidiaries held $102.7 million of cash and cash equivalents, compared to $104.6 million at January 28, 2024. Our liquidity may be impacted by fluctuating exchange rates. For additional information on exchange rates, see Item 3–Quantitative and Qualitative Disclosures About Market Risk.
In connection with the enactment of the Tax Act, all historic and current foreign earnings are taxed in the U.S. Depending on the jurisdiction, these foreign earnings are potentially subject to a withholding tax, if repatriated. As of July 28, 2024, our historical undistributed earnings prior to fiscal year 2023 of our foreign subsidiaries are intended to be permanently reinvested outside of the U.S. With the enactment of the Tax Act, all post-1986 previously unremitted earnings for which no U.S. deferred tax liability had been accrued were subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, we have determined that none of our foreign earnings for fiscal years 2023 and 2024 will be permanently reinvested. If we needed to remit all or a portion of our historical undistributed earnings to the U.S. for investment in our domestic operations, any such remittance could result in increased tax liabilities and a higher effective tax rate. Determination of the amount of the unrecognized potential deferred tax liability on these unremitted earnings is not practicable.
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
As of July 28, 2024, the borrowing capacity on the revolving credit facility under the Credit Agreement (the "Revolving Credit Facility") is $500.0 million, of which $162.5 million is scheduled to mature on November 7, 2024 and $337.5 million is scheduled to mature on January 12, 2028 (subject to, in certain circumstances, an earlier springing maturity), and the term loans thereunder (the "Term Loans") are scheduled to mature on January 12, 2028 (subject to, in certain circumstances, an earlier springing maturity).
As of July 28, 2024, we had $622.6 million outstanding under the Term Loans and $215.0 million outstanding under the Revolving Credit Facility, which had available undrawn borrowing capacity of $282.2 million, subject to net leverage limitations and customary conditions precedent, including the accuracy of representations and warranties and the absence of defaults.
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
As of July 28, 2024, we were in compliance with the financial covenants in our Credit Agreement. The Credit Agreement also contains customary provisions pertaining to events of default. If any event of default occurs, the obligations under the Credit Agreement may be declared due and payable, terminated upon written notice to us and existing letters of credit may be required to be cash collateralized.
See Note 9, Long-Term Debt to our interim unaudited condensed consolidated financial statements for additional information regarding the terms of the Credit Agreement.
We have entered into interest rate swap agreements to hedge the variability of interest payments on debt outstanding under the Term Loans. See Note 17, Derivatives and Hedging Activities, to our interim unaudited condensed consolidated financial statements for additional information.
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

Convertible Senior Notes Due 2028
On October 26, 2023, we issued and sold $250.0 million in aggregate principal amount of 2028 Notes in a private placement. The 2028 Notes were issued pursuant to an indenture, dated October 26, 2023, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. The 2028 Notes bear interest at a rate of 4.00% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2024. The 2028 Notes will mature on November 1, 2028, unless earlier converted, redeemed or repurchased. As of July 28, 2024, approximately $62.0 million of the 2028 Notes remained outstanding. The 2028 Notes were offered and sold only to eligible purchasers who are both "qualified institutional buyers" within the meaning of Rule 144A under the Securities Act and "accredited investors" within the meaning of Rule 501(a) under the Securities Act, in reliance on Section 4(a)(2) under the Securities Act.
The 2028 Notes are not currently redeemable. The 2028 Notes may be converted at the option of the holders at the times and under the circumstances and at the conversion rate described in Note 9, Long-Term Debt, to our interim unaudited condensed consolidated financial statements. As of July 28, 2024, one of the conditions allowing holders of the 2028 Notes to convert had been met. The trading price of our common stock remained above 130% of the applicable $20.37 conversion price for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, July 26, 2024 (the last trading day of the quarter ended July 28, 2024), holders of the 2028 Notes would have the right to convert their 2028 Notes beginning July 29, 2024 through October 25, 2024 (the last trading day of the quarter ending October 27, 2024). If converted, we will settle in cash the aggregate principal amount of the 2028 Notes to be converted, and for the remainder of the conversion obligations in excess of the aggregate principal amount of the notes being converted, we will settle the obligations in either cash, shares of our common stock, or any combination thereof, at our option.
On July 11, 2024 and July 15, 2024, we entered into the Exchange Agreements with certain holders of the 2028 Notes. Pursuant to the Exchange Agreements, certain holders of the 2028 Notes exchanged with us approximately $188.1 million in aggregate principal amount of 2028 Notes held by them for an aggregate of 10,378,431 shares of our common stock, which number of shares was determined over an averaging period that commenced on July 12, 2024. We accounted for these exchange transactions as a partial debt extinguishment and recognized a loss on extinguishment of debt equal to the difference between the fair value of our common stock delivered to certain holders of the 2028 Notes and the carrying value of the outstanding debt, accrued interest and third-party fees related to the Exchange Agreements. In the three and six months ended July 28, 2024, in connection with the exchange transactions, we recognized $144.7 million of loss included in "Loss on extinguishment of debt" in the Statements of Operations and $5.5 million of loss resulting from the write-off of deferred financing costs included in "Interest expense" in the Statements of Operations.
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
We did not repurchase any shares of our common stock under the program in the first six months of fiscal year 2025 or in the first six months of fiscal year 2024. As of July 28, 2024, the remaining authorization under the program was $209.4 million. To the extent we repurchase any shares of our common stock under the program in the future, we expect to fund such repurchases from cash on hand and borrowings on our Revolving Credit Facility. We have no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.

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
Cash Flows
In summary, our cash flows for each period were as follows:

	Six Months Ended
(in thousands)	July 28, 2024	July 30, 2023
Net cash used in operating activities	$(5,084)	$(101,992)
Net cash used in investing activities	(2,672)	(19,577)
Net cash (used in) provided by financing activities	(4,550)	34,727
Effect of foreign exchange rate changes on cash and cash equivalents	(351)	(756)
Net decrease in cash and cash equivalents	$(12,657)	$(87,598)
Operating Activities
Net cash provided by or used in operating activities is driven by net income or loss adjusted for non-cash items and fluctuations in operating assets and liabilities.
Operating cash flows for the first six months of fiscal year 2025 compared to the first six months of fiscal year 2024 were favorably impacted by a significant decrease in annual bonus payments, lower payroll costs related to reduced headcount, a decrease in income tax payments, and lower transaction and integration costs primarily related to the Sierra Wireless Acquisition, and were unfavorably impacted by an 11.3% decrease in net sales, higher restructuring payments related to one-time employee termination benefits and an incremental increase in inventory spend.
Investing Activities
Net cash provided by or used in investing activities is primarily driven by capital expenditures, purchases and sales of investments, purchases of intangibles, and proceeds from corporate-owned life insurance.
Capital expenditures were $4.7 million for the first six months of fiscal year 2025, which were lower due to cost-saving initiatives, compared to $20.9 million for the first six months of fiscal year 2024 as we made investments to update and expand our production capabilities.
In the first six months of fiscal year 2025, we sold investments for proceeds of $2.7 million. In the first six months of fiscal year 2025, we paid $0.4 million for strategic investments, including investments in companies that are enabling the LoRa® and LoRaWAN® -based ecosystem, compared to $0.9 million for the first six months of fiscal year 2024.
Purchases of intangibles were $5.0 million for the first six months of fiscal year 2025, which included capitalized development costs and software licenses.
In the first six months of fiscal year 2025 and 2024, we received $4.8 million and $2.5 million of proceeds, respectively, from corporate-owned life insurance, which were used to pay deferred compensation distributions.
Financing Activities
Net cash provided by or used in financing activities is primarily attributable to proceeds or payments on our Revolving Credit Facility, payments related to deferred financing costs, payments related to employee share-based compensation payroll taxes and proceeds from the exercise of stock options.
In the first six months of fiscal year 2025, we did not borrow or make payments on our Revolving Credit Facility. In the first six months of fiscal year 2024, we borrowed $60.0 million on our Revolving Credit Facility.
In the first six months of fiscal year 2025, we paid $0.8 million for deferred financing costs, compared to $11.7 million for the first six months of fiscal year 2024.
In the first six months of fiscal year 2025, we paid $4.2 million for employee share-based compensation payroll taxes and received proceeds of $0.6 million from the exercise of stock options. In the first six months of fiscal year 2024, we paid $2.4 million for employee share-based compensation payroll taxes. We do not directly control the timing of the exercise of stock options. Such exercises are independent decisions made by grantees and are influenced most directly by the stock price and the expiration dates of stock option awards. Such proceeds are difficult to forecast, resulting from several factors that are outside our control. We believe that such proceeds will remain a nominal source of cash in the future.
Critical Accounting Estimates
Our critical accounting estimates are disclosed in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 28, 2024. There have been no significant changes to our policies during the six months ended July 28, 2024.
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
Foreign Currency Risk
Our foreign operations expose us to the risk of fluctuations in foreign currency exchange rates against our functional currencies and we may economically hedge this risk with foreign currency contracts (such as currency forward contracts). Gains or losses on these balances are generally offset by corresponding losses or gains on the related hedging instruments. As of July 28, 2024, our largest foreign currency exposures were from the Australian Dollar, Canadian Dollar, Euro, Swiss Franc, South Korean Won, and Great British Pound.
We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign exchange rates of 10% for all currencies could be experienced in the near-term. These reasonably possible adverse changes were applied to our total monetary assets and liabilities denominated in currencies other than our functional currency as of the end of our second quarter of fiscal year 2025. The adverse impact these changes would have had (after taking into account balance sheet hedges only) on our income before taxes is $5.4 million for the quarter ended July 28, 2024.
Interest rate and credit risk
We are subject to interest rate risk in connection with the portion of the outstanding debt under our Credit Agreement that bears interest at a variable rate as of July 28, 2024.
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
Based upon our $238.0 million of unhedged floating-rate outstanding indebtedness as of July 28, 2024, the adverse impact a one percentage point increase in Term SOFR would have on our interest expense is $2.4 million.
Interest rates also affect our return on excess cash and investments. As of July 28, 2024, we had $115.9 million of cash and cash equivalents. A majority of our cash and cash equivalents generate interest income based on prevailing interest rates. Interest income, net of reserves, generated by our investments and cash and cash equivalents was $0.4 million in the second quarter of fiscal year 2025. A significant change in interest rates would impact the amount of interest income generated from our cash and investments. It would also impact the market value of our investments.
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
ITEM 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. As a result of the material weaknesses in our internal control over financial reporting described in Item 9A., Controls and Procedures, in our Annual Report on Form 10-K for the fiscal year ended January 28, 2024 filed with the SEC on March 28, 2024, and as outlined below, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of July 28, 2024.
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
Remediation Measures
Management is committed to addressing and remediating the aforementioned material weaknesses and believes progress has been made in our remediation efforts.
•We are enhancing our risk assessment process to ensure it is sufficiently robust to identify and analyze significant changes in the business, including the impact of these changes on the identification of risks and the internal control structure.
•We have migrated the Sierra Wireless enterprise resource planning system to existing Semtech financial systems which we expect to remediate the material weakness around manual journal entries because this migration results in the use of existing policies, processes and internal controls for manual journal entry posting at Sierra Wireless going forward.
•We are enhancing our processes and internal controls to ensure the completeness and accuracy of the information used to estimate the excess and obsolete inventory reserve related to Sierra Wireless inventory.
•We have implemented enhanced processes and internal controls to ensure documentation is retained to support proof of delivery for all transactions with value added tax claims.
•We updated our policies and educated our personnel to properly document and maintain evidence of review of operating forecasts and information used in preparation of the financial statements.
As we continue to evaluate and work to remediate the control deficiencies that gave rise to the material weaknesses, we may determine that additional measures are required to address the control deficiencies, or that we need to modify or otherwise adjust the remediation measures described above. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluation of our internal control over financial reporting. Further, while certain remediation measures are currently in place, the identified material weaknesses will not be considered remediated until the remediation measures have been fully designed and implemented, the applicable controls operate for a sufficient period of time, and we have concluded through testing that the newly implemented controls are operating effectively.
Changes in Internal Controls
Other than the remediation measures described above, there were no changes to our internal control over financial reporting that occurred during the fiscal quarter ended July 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As previously disclosed in our Current Report on Form 8-K filed on July 25, 2024, on July 11, 2024 and July 15, 2024, we entered into separate, privately negotiated Exchange Agreements with certain holders of our 2028 Notes. Pursuant to the Exchange Agreements, on July 24, 2024, certain holders exchanged approximately $188.1 million in aggregate principal amount of the 2028 Notes held by them for an aggregate of 10,378,431 newly issued shares of our common stock, which were exempt from registration under Section 3(a)(9) and 4(a)(2) of the Securities Act of 1933, as amended, and Rule 144, as amended, promulgated thereunder.
Issuer Purchase of Equity Securities
None.
ITEM 3.Defaults Upon Senior Securities
None.
ITEM 4.Mine Safety Disclosures
Not applicable.
ITEM 5.Other Information
Insider Trading Arrangements
None.

ITEM 6.Exhibits
Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

Exhibit No.	Description	Location

3.1	Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 26, 2003

3.2	Amended and Restated Bylaws of Semtech Corporation	Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended, October 30, 2022

10.1 *	Employment Agreement, dated June 6, 2024, between Hong Q. Hou and Semtech Corporation	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2024

10.2 *	Amended and Restated Semtech Corporation 2017 Long-Term Equity Incentive Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2024

10.3 *	Semtech Corporation Executive Change in Control Retention Plan (As Amended and Restated June 11, 2024)	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 13, 2024

10.4 *	Form of Restricted Stock Unit Award Certificate (Fiscal 2025)	Filed herewith

10.5 *	Form of Restricted Stock Unit Award Certificate for Executives with Employment Agreements (Fiscal 2025)	Filed herewith

10.6 *	Form of Performance Stock Unit Award Certificate (Fiscal 2025)	Filed herewith

10.7 *	Form of Performance Stock Unit Award Certificate for Executives with Employment Agreements (Fiscal 2025)	Filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32 is being furnished and shall not be deemed "filed")	Furnished herewith
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income and Loss, (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flow and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2024, formatted in Inline XBRL (included as Exhibit 101).

*Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMTECH CORPORATION
Registrant

Date:	August 28, 2024	/s/ Mark Lin
Mark Lin
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)