Form 10-Q
period 2024-10-27
SEMTECH CORP
filed 2024-12-03
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 27, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Number of shares of common stock, $0.01 par value per share, outstanding at November 29, 2024: 75,682,863

SEMTECH CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 27, 2024

Unless the context otherwise requires, the use of the terms "Semtech," the "Company," "we," "us" and "our" in this Quarterly Report on Form 10-Q refers to Semtech Corporation and, as applicable, its consolidated subsidiaries. This Quarterly Report on Form 10-Q may contain references to the Company's trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies' trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other company.
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

PART I - FINANCIAL INFORMATION

ITEM 1.Financial Statements

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Net sales	$236,825	$200,899	$658,285	$675,810
Cost of sales	113,576	97,925	325,420	347,734
Amortization of acquired technology	2,281	10,008	6,841	31,436
Total cost of sales	115,857	107,933	332,261	379,170
Gross profit	120,968	92,966	326,024	296,640
Operating expenses, net:
Product development and engineering	42,563	46,911	124,251	144,945
Selling, general and administrative	59,777	47,663	167,835	165,022
Intangible amortization	148	4,853	737	14,606
Restructuring	695	3,646	4,505	14,608
Goodwill impairment	—	2,266	—	281,821
Total operating expenses, net	103,183	105,339	297,328	621,002
Operating income (loss)	17,785	(12,373)	28,696	(324,362)
Interest expense	(20,807)	(28,305)	(72,614)	(72,986)
Interest income	527	574	1,502	2,317
Loss on extinguishment of debt	—	—	(144,688)	—
Non-operating (expense) income, net	(1,072)	3,542	(1,687)	1,503
Investment impairments and credit loss reserves, net	—	(1,990)	(1,109)	(2,250)
Loss before taxes and equity method (loss) income	(3,567)	(38,552)	(189,900)	(395,778)
Provision (benefit) for income taxes	4,007	(311)	11,178	53,864
Net loss before equity method (loss) income	(7,574)	(38,241)	(201,078)	(449,642)
Equity method (loss) income	(12)	(11)	38	(30)
Net loss	(7,586)	(38,252)	(201,040)	(449,672)
Net loss attributable to noncontrolling interest	—	(2)	—	(5)
Net loss attributable to common stockholders	$(7,586)	$(38,250)	$(201,040)	$(449,667)
Loss per share:
Basic	$(0.10)	$(0.60)	$(2.94)	$(7.02)
Diluted	$(0.10)	$(0.60)	$(2.94)	$(7.02)
Weighted-average number of shares used in computing loss per share:
Basic	75,319	64,216	68,385	64,048
Diluted	75,319	64,216	68,385	64,048
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Net loss	$(7,586)	$(38,252)	$(201,040)	$(449,672)
Other comprehensive (loss) income, net:
Unrealized gain (loss) on foreign currency cash flow hedges, net	32	(65)	(142)	(92)
Reclassifications of realized gain (loss) on foreign currency cash flow hedges, net, to net loss	7	(165)	(2)	(441)
Unrealized (loss) gain on interest rate cash flow hedges, net	(143)	7,713	4,498	21,900
Reclassifications of realized gain on interest rate cash flow hedges, net, to net loss	(2,205)	(2,163)	(6,598)	(5,755)
Cumulative translation adjustment	(1,144)	(5,664)	(912)	(13,362)
Change in defined benefit plans, net	(18)	(51)	(52)	(153)
Other comprehensive (loss) income, net	(3,471)	(395)	(3,208)	2,097
Comprehensive loss	(11,057)	(38,647)	(204,248)	(447,575)
Comprehensive loss attributable to noncontrolling interest	—	(2)	—	(5)
Comprehensive loss attributable to common stockholders	$(11,057)	$(38,645)	$(204,248)	$(447,570)
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	October 27, 2024	January 28, 2024
Assets
Current assets:
Cash and cash equivalents	$136,504	$128,585
Accounts receivable, less allowances of $5,065 and $4,161, respectively	142,456	134,322
Inventories	163,451	144,992
Prepaid taxes	7,803	11,969
Other current assets	107,572	114,329
Total current assets	557,786	534,197
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $307,679 and $283,725, respectively	133,164	153,618
Deferred tax assets	18,711	18,014
Goodwill	541,283	541,227
Other intangible assets, net	36,813	35,566
Other assets	91,247	91,113
TOTAL ASSETS	$1,379,004	$1,373,735
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$63,869	$45,051
Accrued liabilities	171,622	172,105
Total current liabilities	235,491	217,156
Non-current liabilities:
Deferred tax liabilities	—	829
Long-term debt	1,190,304	1,371,039
Other long-term liabilities	92,893	91,961

Commitments and contingencies (Note 12)

Stockholders' equity (deficit) :
Common stock, $0.01 par value, 250,000,000 shares authorized, 88,514,575 issued and 75,401,839 outstanding and 78,136,144 issued and 64,415,861 outstanding, respectively	885	785
Treasury stock, at cost, 13,112,736 shares and 13,720,283 shares, respectively	(536,291)	(556,888)
Additional paid-in capital	836,753	485,452
Retained deficit	(434,830)	(233,790)
Accumulated other comprehensive loss, net	(6,201)	(2,993)
Total stockholders' deficit	(139,684)	(307,434)

Noncontrolling interest	—	184
Total deficit	(139,684)	(307,250)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,379,004	$1,373,735
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)

	Three Months Ended October 27, 2024
	Common Stock					Accumulated Other Comprehensive Income (Loss), Net
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Earnings (Deficit)		Stockholders' Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
Balance at July 28, 2024	75,118,173	$885	$(548,619)	$836,271	$(427,244)	$(2,730)	$(141,437)	$—	$(141,437)
Net loss	—	—	—	—	(7,586)	—	(7,586)	—	(7,586)
Other comprehensive loss	—	—	—	—	—	(3,471)	(3,471)	—	(3,471)
Share-based compensation	—	—	—	15,317	—	—	15,317	—	15,317
Treasury stock reissued to settle share-based awards	283,666	—	12,328	(14,835)	—	—	(2,507)	—	(2,507)
Balance at October 27, 2024	75,401,839	$885	$(536,291)	$836,753	$(434,830)	$(6,201)	$(139,684)	$—	$(139,684)

	Nine Months Ended October 27, 2024
	Common Stock					Accumulated Other Comprehensive Income (Loss), Net
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Earnings (Deficit)		Stockholders' Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
Balance at January 28, 2024	64,415,861	$785	$(556,888)	$485,452	$(233,790)	$(2,993)	$(307,434)	$184	$(307,250)
Net loss	—	—	—	—	(201,040)	—	(201,040)	—	(201,040)
Other comprehensive loss	—	—	—	—	—	(3,208)	(3,208)	—	(3,208)
Distribution to outside interest upon liquidation of a consolidated subsidiary	—	—	—	—	—	—	—	(184)	(184)
Issuance of common stock upon exchange of 2028 Notes (as defined in Note 9)	10,378,431	100	—	333,155	—	—	333,255	—	333,255
Share-based compensation	—	—	—	44,792	—	—	44,792	—	44,792
Treasury stock reissued to settle share-based awards	607,547	—	20,597	(26,646)	—	—	(6,049)	—	(6,049)
Balance at October 27, 2024	75,401,839	$885	$(536,291)	$836,753	$(434,830)	$(6,201)	$(139,684)	$—	$(139,684)
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
(in thousands, except share data)
(unaudited)

	Three Months Ended October 29, 2023
	Common Stock					Accumulated Other Comprehensive Income, Net
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Earnings (Deficit)		Stockholders' Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
Balance at July 30, 2023	64,030,212	$785	$(572,990)	$486,365	$446,823	$5,852	$366,835	$180	$367,015
Net loss	—	—	—	—	(38,250)	—	(38,250)	(2)	(38,252)
Other comprehensive loss	—	—	—	—	—	(395)	(395)	—	(395)
Share-based compensation	—	—	—	9,132	—	—	9,132	—	9,132
Treasury stock reissued to settle share-based awards	254,548	—	12,096	(15,157)	—	—	(3,061)	—	(3,061)
Balance at October 29, 2023	64,284,760	$785	$(560,894)	$480,340	$408,573	$5,457	$334,261	$178	$334,439

	Nine Months Ended October 29, 2023
	Common Stock					Accumulated Other Comprehensive Income, Net
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Earnings (Deficit)		Stockholders' Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
Balance at January 29, 2023	63,870,581	$785	$(577,907)	$471,374	$858,240	$3,360	$755,852	$183	$756,035
Net loss	—	—	—	—	(449,667)	—	(449,667)	(5)	(449,672)
Other comprehensive income	—	—	—	—	—	2,097	2,097	—	2,097
Share-based compensation	—	—	—	31,455	—	—	31,455	—	31,455
Treasury stock reissued to settle share-based awards	414,179	—	17,013	(22,489)	—	—	(5,476)	—	(5,476)
Balance at October 29, 2023	64,284,760	$785	$(560,894)	$480,340	$408,573	$5,457	$334,261	$178	$334,439
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	October 27, 2024	October 29, 2023
Cash flows from operating activities:
Net loss	$(201,040)	$(449,672)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	33,211	69,104
Amortization of right-of-use assets	4,542	4,954
Investment impairments and credit loss reserves, net	1,109	2,250
Goodwill impairment	—	281,821
Accretion of deferred financing costs	6,814	4,940
Write-off of deferred financing costs	5,497	4,446
Loss on extinguishment of debt	143,467	—
Deferred income taxes	(944)	56,355
Share-based compensation	50,777	28,341
Loss (gain) on disposition of business operations and assets	124	(259)
Equity method (income) loss	(38)	30
Gain from sale of investments	(277)	—
Corporate-owned life insurance, net	2,722	2,797
Amortization of inventory step-up	—	3,314
Changes in assets and liabilities:
Accounts receivable, net	(8,142)	5,016
Inventories	(18,446)	41,631
Other assets	597	(13,203)
Accounts payable	18,911	(33,768)
Accrued liabilities	(8,813)	(109,127)
Other liabilities	(5,580)	(6,809)
Net cash provided by (used in) operating activities	24,491	(107,839)
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	73	408
Purchase of property, plant and equipment	(5,228)	(27,473)
Proceeds from sale of investments	2,650	—
Purchase of investments	(434)	(930)
Purchase of intangibles	(5,948)	(771)
Proceeds from corporate-owned life insurance	4,802	2,500
Net cash used in investing activities	(4,085)	(26,266)
Cash flows from financing activities:
Proceeds from revolving line of credit	—	70,000
Payments of revolving line of credit	(5,000)	—
Payments of term loans	—	(272,375)
Proceeds from convertible senior notes	—	250,000
Deferred financing costs	(824)	(17,812)
Payments for employee share-based compensation payroll taxes	(7,297)	(5,476)
Proceeds from exercise of stock options	1,248	—
Distributions to noncontrolling interest	(184)	—
Net cash (used in) provided by financing activities	(12,057)	24,337
Effect of foreign exchange rate changes on cash and cash equivalents	(430)	(1,922)
Net increase (decrease) in cash and cash equivalents	7,919	(111,690)
Cash and cash equivalents at beginning of period	128,585	235,510
Cash and cash equivalents at end of period	$136,504	$123,820

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)
(unaudited)

	Nine Months Ended
	October 27, 2024	October 29, 2023
Supplemental disclosure of cash flow information:
Interest paid	$60,563	$63,525
Income taxes paid	$6,881	$19,655
Non-cash investing and financing activities:
Accounts payable related to capital expenditures	$511	$281
Accrued deferred financing costs	$—	$8,418
Accrued purchases of intangibles	$2,950	$—
Debt extinguished in exchange for common stock	$188,050	$—
Conversion of notes into equity	$—	$1,271
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Organization and Basis of Presentation
Nature of Business
Semtech Corporation (together with its consolidated subsidiaries, the "Company" or "Semtech") is a high-performance semiconductor, Internet of Things ("IoT") systems and cloud connectivity service provider. The end customers for the Company's silicon solutions are primarily original equipment manufacturers that produce and sell technology solutions. The Company's IoT module, router, gateway (together "IoT Hardware") and managed connectivity solutions ship to IoT device makers and enterprises to provide IoT connectivity to end devices.
The Company designs, develops, manufactures and markets a wide range of products for commercial applications, the majority of which are sold into the infrastructure, high-end consumer and industrial end markets.
Basis of Presentation
The Company reports results on the basis of 52 and 53-week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in the fourth quarter of 53-week years. The third quarter of fiscal years 2025 and 2024 each consisted of 13 weeks.
Principles of Consolidation
The accompanying interim unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and on the same basis as the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2024 ("Annual Report"). The Company's interim unaudited condensed consolidated statements of operations are referred to herein as the "Statements of Operations," the Company's interim unaudited condensed consolidated balance sheets are referred to herein as the "Balance Sheets," and the Company's interim unaudited condensed consolidated statements of cash flows are referred to herein as the "Statements of Cash Flows." In the opinion of the Company, these interim unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the financial position and results of operations of the Company for the interim periods presented. All intercompany balances have been eliminated. Because the interim unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for a complete set of consolidated financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report. The results reported in these interim unaudited condensed consolidated financial statements should not be regarded as indicative of results that may be expected for any subsequent period or for the entire year.
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
Liquidity
The accompanying interim unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Management evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern over the next twelve months from the issuance of the accompanying interim unaudited condensed consolidated financial statements.
As of October 27, 2024, the Company was in compliance with the financial covenants in the Credit Agreement (as defined in Note 9, Long-Term Debt).
Based on the Company's current amount of debt outstanding and financial projections, management believes the Company will maintain compliance with its financial covenants in the Credit Agreement (as defined in Note 9, Long-Term Debt), and that the Company's existing cash, projected operating cash flows and available borrowing capacity under its Revolving Credit Facility (as defined in Note 9, Long-Term Debt) are adequate to meet its operating needs, liabilities and commitments over the next twelve months from the issuance of the accompanying interim unaudited condensed consolidated financial statements.

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
The following table presents the fair values of assets and liabilities assumed on the Acquisition Date based on valuations and management's estimates:

(in thousands)	Amounts recognized as of Acquisition Date (as initially reported)	Measurement period adjustment	Amounts recognized as of Acquisition Date (as adjusted)
Total purchase price consideration, net of cash acquired $68,794	$1,240,757		$1,240,757
Assets:
Accounts receivable, net	92,633	—	92,633
Inventories	96,339	(1,899)	94,440
Other current assets	72,724	5,003	77,727
Property, plant and equipment	29,086	(2,628)	26,458
Intangible assets	214,780	—	214,780
Prepaid taxes	3,001	—	3,001
Deferred tax assets	22,595	285	22,880
Other assets	14,878	—	14,878
Liabilities:
Accounts payable	50,413	210	50,623
Accrued liabilities	148,654	26,232	174,886
Deferred tax liabilities	4,824	350	5,174
Other long-term liabilities	32,785	(2,106)	30,679
Net assets acquired, excluding goodwill	$309,360	$(23,925)	$285,435
Goodwill	$931,397	$23,925	$955,322

Note 3: Loss per Share
The computation of basic and diluted loss per share was as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Net loss attributable to common stockholders	$(7,586)	$(38,250)	$(201,040)	$(449,667)

Weighted-average shares outstanding–basic	75,319	64,216	68,385	64,048
Weighted-average shares outstanding–diluted	75,319	64,216	68,385	64,048

Loss per share:
Basic	$(0.10)	$(0.60)	$(2.94)	$(7.02)
Diluted	$(0.10)	$(0.60)	$(2.94)	$(7.02)

Anti-dilutive shares not included in the above calculations:
Share-based compensation	431	2,034	1,023	2,179
Warrants	8,573	8,573	8,573	8,573
Total anti-dilutive shares	9,004	10,607	9,596	10,752
Basic earnings or loss per share is computed by dividing income or loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the reporting period. Diluted earnings or loss per share incorporates the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of non-qualified stock options and the vesting of restricted stock units, market-condition restricted stock units and financial metric-based restricted stock units if certain conditions have been met, but excludes such incremental shares that would have an anti-dilutive effect. Due to the Company's net loss for the three and nine months ended October 27, 2024, all shares underlying stock options and restricted stock units are considered anti-dilutive.
Any dilutive effect of the Warrants (as defined in Note 9, Long-Term Debt) is calculated using the treasury-stock method. During the three and nine months ended October 27, 2024, the Warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of the Company's common stock for the reporting periods and due to net loss in such reporting periods.

Note 4: Share-Based Compensation
Financial Statement Effects and Presentation
Pre-tax share-based compensation was included in the Statements of Operations as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Cost of sales	$809	$507	$2,205	$1,395
Product development and engineering	3,823	2,972	10,426	9,976
Selling, general and administrative	13,773	3,059	38,146	16,970
Total share-based compensation	$18,405	$6,538	$50,777	$28,341
Restricted Stock Units, Employees
The Company grants restricted stock units to certain employees of which a portion are expected to be settled with shares of the Company's common stock and a portion are expected to be settled in cash. The restricted stock units that are to be settled with shares are accounted for as equity. The grant date for these awards is equal to the measurement date and they are valued as of the measurement date, based on the fair value of the Company's common stock at the grant date, and recognized as share-based compensation expense over the requisite vesting period (typically between 1 and 4 years). The restricted stock units that are to be settled in cash are accounted for as liabilities and the value of the awards is re-measured at the end of each reporting period until settlement at the end of the requisite vesting period (typically 3 years). In the nine months ended October 27, 2024, the Company granted to certain employees 1,573,689 restricted stock units that settle in shares with a weighted-average grant date fair value of $31.47.
Restricted Stock Units, Non-Employee Directors
The Company maintains a compensation program pursuant to which restricted stock units are granted to the Company's directors who are not employed by the Company or any of its subsidiaries. Under the Company's director compensation program, a portion of the restricted stock units granted under the program would be settled in cash and a portion would be settled in shares of the Company's common stock. Restricted stock units awarded under the program are generally scheduled to vest on the earlier of (i) one year after the grant date or (ii) the day immediately preceding the first annual meeting of the Company's stockholders following the grant. The portion of a restricted stock unit award under the program that is to be settled in cash will, subject to vesting, be settled when the director who received the award separates from service. The portion of a restricted stock unit award under the program that is to be settled in shares of stock will, subject to vesting, be settled promptly following vesting. In the nine months ended October 27, 2024, the Company granted to certain non-employee directors 25,713 restricted stock units that settle in cash and 25,713 restricted stock units that settle in shares with a weighted-average grant date fair value of $31.50.
The restricted stock units that are to be settled in cash are accounted for as liabilities. These awards are not typically settled until a non-employee director's separation from service. The value of both the unvested and vested but unsettled awards are re-measured at the end of each reporting period until settlement. In the nine months ended October 27, 2024, $1.4 million was paid to settle the vesting of 44,018 cash-settled restricted stock unit awards upon the separation of service of a former director. As of October 27, 2024, the total number of vested, but unsettled, shares subject to cash-settled restricted stock unit awards was 208,392 and the liability associated with these awards was $9.0 million, of which $3.2 million was included in "Accrued liabilities" in the Balance Sheets relating to two previous non-employee directors currently serving short-term non-employee consultancies for the Company. The remaining $5.8 million was included in "Other long-term liabilities" in the Balance Sheets as of October 27, 2024. As of January 28, 2024, the total number of vested, but unsettled, shares subject to cash-settled restricted stock unit awards was 230,231 and the liability associated with these awards was $4.4 million, of which $1.8 million was included in "Accrued liabilities" in the Balance Sheets relating to two previous non-employee directors currently serving short-term non-employee consultancies for the Company. The remaining $2.6 million was included in "Other long-term liabilities" in the Balance Sheets as of January 28, 2024.
Financial Metric-Based Restricted Stock Units with a Market Condition
The Company grants financial metric-based restricted stock units with a market condition (the "Performance Awards") to certain executives of the Company, which are settled in shares and accounted for as equity awards. The Performance Awards have both a financial metric-based performance condition and a pre-defined market condition, which together determine the number of shares that ultimately vest, in addition to the condition of continued service. The number of vested shares for each of the three tranches of the awards, which are the one, two and three-year performance periods, is determined based on the Company's attainment of pre-established revenue and non-GAAP operating income targets for the respective performance period. The vesting for tranches after the initial performance period is dependent on revenue and non-GAAP operating income for the preceding performance period. The market condition is determined based upon the Company's total stockholder return

("TSR") benchmarked against the TSR of an index over the three-year performance period. For fiscal year 2025 grants, the benchmark was against the Russell 3000 Index. The market condition functions as a catch-up provision in determining the vesting of the third tranche of the awards based on the performance over the full three-year performance period. Generally, the award recipients must be employed for the entire performance period and be an active employee at the time of vesting of the awards.
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
In the nine months ended October 27, 2024, the Company granted 443,943 Performance Awards. The weighted-average grant-date fair values for each of the one, two and three-year performance periods over which the Performance Awards vest were $36.26, $36.26 and $57.08, respectively. Under the terms of these awards, assuming the highest performance level of 200% with no cancellations due to forfeitures, the maximum potential number of shares that can be earned in aggregate for the cumulative fiscal years 2025, 2026 and 2027 performance periods would be 887,886 shares. In the nine months ended October 27, 2024, 75,011 Performance Awards were forfeited due to the terminations of certain officers.
Market-Condition Restricted Stock Units, Employees
In the fiscal year ended January 30, 2022, the Company granted 54,928 restricted stock units to certain executives of the Company, which had a pre-defined market condition that determined the number of shares that would ultimately vest. These market-condition restricted stock unit awards ("Market-Condition Awards") were eligible to vest during the period that commenced on March 9, 2021 and ended on March 5, 2024 (the "Performance Period") as follows: the restricted stock units covered by the Market-Condition Awards would vest if, during any consecutive 30 trading day period that commenced and ended during the Performance Period, the average per-share closing price of the Company's common stock equaled or exceeded $95.00. The Market-Condition Awards were valued as of the grant date using a Monte Carlo simulation model and expense was recognized on a straight-line basis over the requisite service period, adjusted for any actual forfeitures. The grant-date fair value per unit of the awards granted in fiscal year 2022 was $49.55. In fiscal years 2024 and 2023, 18,309 and 14,084, respectively, of the Market-Condition Awards were forfeited due to the terminations of certain officers. In the first quarter of fiscal year 2025, the Performance Period ended and the remaining 22,535 Market-Condition Awards were canceled as the target achievement level was not met.

Note 5: Available-for-sale securities
The following table summarizes the values of the Company's available-for-sale securities:

	October 27, 2024			January 28, 2024
(in thousands)	Fair Value	Amortized Cost	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Loss
Convertible debt investments	$12,502	$14,512	$(2,010)	$12,117	$14,454	$(2,337)
Total available-for-sale securities	$12,502	$14,512	$(2,010)	$12,117	$14,454	$(2,337)
The following table summarizes the maturities of the Company's available-for-sale securities:

	October 27, 2024
(in thousands)	Fair Value	Amortized Cost
Within 1 year	$12,502	$14,512
After 1 year through 5 years	—	—
Total available-for-sale securities	$12,502	$14,512
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
Level 3—Unobservable inputs based on the Company's own assumptions, requiring significant management judgment or estimation.
Instruments Measured at Fair Value on a Recurring Basis
The fair values of financial assets and liabilities measured and recorded at fair value on a recurring basis were presented in the Balance Sheets as follows:

	October 27, 2024				January 28, 2024
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swap agreement	$4,588	$—	$4,588	$—	$7,321	$—	$7,321	$—
Convertible debt investments	12,502	—	—	12,502	12,117	—	—	12,117
Foreign currency forward contracts	—	—	—	—	169	—	169	—
Total financial assets	$17,090	$—	$4,588	$12,502	$19,607	$—	$7,490	$12,117

Financial liabilities:
Interest rate swap agreement	$—	$—	$—	$—	$7	$—	$7	$—
Foreign currency forward contracts	27	—	27	—	—	—	—	—
Total financial liabilities	$27	$—	$27	$—	$7	$—	$7	$—
During the nine months ended October 27, 2024, the Company had no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3. As of October 27, 2024 and January 28, 2024, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
The convertible debt investments are valued utilizing a combination of estimates that are based on the estimated discounted cash flows associated with the debt and the fair value of the equity into which the debt may be converted, all of which are Level 3 inputs.
The following table presents a reconciliation of the changes in convertible debt investments in the nine months ended October 27, 2024:

(in thousands)
Balance at January 28, 2024	$12,117
Sales	(222)
Interest accrued	607
Balance at October 27, 2024	$12,502
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

Instruments Not Recorded at Fair Value
Some of the Company's financial instruments are not measured at fair value, but are recorded at amounts that approximate fair value due to their liquid or short-term nature. Such financial assets and financial liabilities include: cash and cash equivalents including money market deposits, net receivables, certain other assets, accounts payable, accrued expenses, accrued personnel costs, and other current liabilities. The Company's revolving loans and Term Loans (as defined in Note 9, Long-Term Debt) are recorded at cost, which approximates fair value as the debt instruments bear interest at a floating rate. The 2027 Notes and 2028 Notes (as defined in Note 9, Long-Term Debt) are carried at face value less unamortized debt issuance costs, with interest expense reflecting the cash coupon plus the amortization of the capitalized issuance costs. The estimated fair values are determined based on the actual bid prices of the 2027 Notes and 2028 Notes as of the last business day of the period.
The following table displays the carrying values and fair values of the 2027 Notes and 2028 Notes:

		October 27, 2024		January 28, 2024
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
1.625% convertible senior notes due 2027, net (1)	Level 2	$312,371	$444,088	$310,563	$262,571
4.00% convertible senior notes due 2028, net (2)	Level 2	60,246	146,976	241,829	313,299
Total long-term debt, net of debt issuance costs		$372,617	$591,064	$552,392	$575,870
(1) The 1.625% convertible senior notes due 2027, net, are reflected net of $7.1 million and $8.9 million of unamortized debt issuance costs as of October 27, 2024 and January 28, 2024, respectively.
(2) The 4.00% convertible senior notes due 2028, net, are reflected net of $1.7 million and $8.2 million of unamortized debt issuance costs as of October 27, 2024 and January 28, 2024, respectively.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company reduces the carrying amounts of its intangible assets, long-lived assets and non-marketable equity securities to fair value when it determines they are impaired.
Investment Impairments and Credit Loss Reserves
The total credit loss reserve for the Company's held-to-maturity debt securities and available-for-sale debt securities remained flat at $4.5 million as of October 27, 2024 and January 28, 2024. In the nine months ended October 27, 2024, the Company recorded an other-than-temporary impairment of $1.1 million on one of its non-marketable equity investments. Credit loss reserves related to the Company's available-for-sale debt securities and held-to-maturity debt securities with maturities within one year are included in "Other current assets" in the Balance Sheets.

Note 7: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

(in thousands)	October 27, 2024	January 28, 2024
Raw materials and electronic components	$47,203	$46,425
Work in progress	90,628	69,404
Finished goods	25,620	29,163
Total inventories	$163,451	$144,992

Note 8: Goodwill and Intangible Assets
Goodwill
The carrying amounts of goodwill by applicable operating segment were as follows:

(in thousands)	Signal Integrity	Analog Mixed Signal and Wireless	IoT Systems and Connectivity	Total
Balance at January 28, 2024	$267,205	$83,101	$190,921	$541,227
Cumulative translation adjustment	—	—	56	56
Balance at October 27, 2024	$267,205	$83,101	$190,977	$541,283
In the first quarter of fiscal year 2025, as a result of organizational restructuring, the Company combined the IoT Systems operating segment and the IoT Connected Services operating segment into the newly formed IoT Systems and Connectivity operating segment. There was no change to the reporting units. See Note 15, Segment Information, for further discussion of the Company's operating segments.
Goodwill is not amortized, but is tested for impairment at the reporting unit level using either a qualitative or quantitative assessment on an annual basis during the fourth quarter of each fiscal year, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment of goodwill is measured at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair market value of the reporting unit. As of October 27, 2024, there was no indication of impairment of the Company's goodwill balances and no goodwill impairment was recorded in the nine months ended October 27, 2024.
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

Purchased and Other Intangibles
The following table sets forth the Company's finite-lived intangible assets, which are amortized over their estimated useful lives:

		October 27, 2024
(in thousands, except estimated useful life)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Core technologies	1-8 years	$154,914	$(41,893)	$(91,792)	$21,229
Customer relationships	1-10 years	52,250	(13,713)	(34,777)	3,760
Trade name	2-10 years	9,000	(3,092)	(4,816)	1,092
Capitalized development costs	3 years	295	(74)	—	221
Software licenses	7 years	200	(7)	—	193
Total finite-lived intangible assets		$216,659	$(58,779)	$(131,385)	$26,495

		January 28, 2024
(in thousands, except estimated useful life)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Core technologies	1-8 years	$154,985	$(35,130)	$(91,792)	$28,063
Customer relationships	1-10 years	52,272	(13,391)	(34,777)	4,104
Trade name	2-10 years	9,000	(2,700)	(4,816)	1,484
Total finite-lived intangible assets		$216,257	$(51,221)	$(131,385)	$33,651
Amortization expense of finite-lived intangible assets was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Core technologies	$2,281	$10,008	$6,841	$31,436
Customer relationships	116	4,061	345	12,231
Trade name	33	792	392	2,375
Capitalized development costs	25	—	74	—
Software licenses	7	—	7	—
Total amortization expense	$2,462	$14,861	$7,659	$46,042
Amortization expense of finite-lived intangible assets related to core technologies was recorded in "Amortization of acquired technology" within "Total cost of sales" in the Statements of Operations, and amortization expense of finite-lived intangible assets related to customer relationships and trade name was recorded in "Intangible amortization" within "Total operating expenses, net" in the Statements of Operations. Amortization expense of finite-lived intangible assets related to software licenses was recorded in "Cost of sales" in the Statements of Operations and amortization expense of finite-lived intangible assets related to capitalized development costs was recorded in "Product development and engineering" in the Statements of Operations.

Future amortization expense of finite-lived intangible assets is expected as follows:

(in thousands)	Core Technologies	Customer Relationships	Trade Name	Capitalized Development Costs	Software Licenses	Total
2025 (remaining three months)	$2,267	$114	$33	$25	$7	$2,446
2026	8,605	458	133	98	29	9,323
2027	3,713	458	133	98	29	4,431
2028	3,557	458	133	—	29	4,177
2029	3,087	383	133	—	29	3,632
Thereafter	—	1,889	527	—	70	2,486
Total expected amortization expense	$21,229	$3,760	$1,092	$221	$193	$26,495
Also in "Other intangible assets, net" in the Balance Sheets, are finite-lived intangible assets to be amortized upon placement in service. The following table sets forth the Company's finite-lived intangible assets not yet placed in service:

(in thousands)	Capitalized Development Costs	Software Licenses	Total
Balance at January 28, 2024	$1,000	$915	$1,915
Additions	523	8,375	8,898
Placed in service	(295)	(200)	(495)
Balance at October 27, 2024	$1,228	$9,090	$10,318

Note 9: Long-Term Debt
Long-term debt and the current period interest rates were as follows:

(in thousands, except percentages)	October 27, 2024	January 28, 2024
Revolving loans	$210,000	$215,000
Term loans	622,625	622,625
1.625% convertible senior notes due 2027	319,500	319,500
4.00% convertible senior notes due 2028	61,950	250,000
Total debt	$1,214,075	$1,407,125
Debt issuance costs	(23,771)	(36,086)
Total long-term debt, net of debt issuance costs	$1,190,304	$1,371,039
Weighted-average effective interest rate (1)	6.04%	5.86%
(1) The revolving loans and Term Loans (as defined below) bear interest at variable rates based on Adjusted Term SOFR or a Base Rate (as defined in the Credit Agreement), at the Company’s option, plus an applicable margin that varies based on the Company's consolidated leverage ratio. In the first quarter of fiscal year 2024, the Company entered into an interest rate swap agreement with a 2.75 year term to hedge the variability of interest payments on $150.0 million of debt outstanding on the Term Loans at a fixed Term SOFR rate of 3.58%, plus a variable margin and spread based on the Company’s consolidated leverage ratio. In the fourth quarter of fiscal year 2023, the Company entered into an interest rate swap agreement with a 5 year term to hedge the variability of interest payments on $450.0 million of debt outstanding on the Term Loans at a fixed Term SOFR rate of 3.44%, plus a variable margin and spread based on the Company’s consolidated leverage ratio. As of October 27, 2024, the effective interest rate was a weighted-average rate that represented (a) interest on the revolving loans at a floating SOFR rate of 4.86% plus a margin and spread of 3.86% (total floating rate of 8.72%), (b) interest on $450.0 million of the debt outstanding on the Term Loans at a fixed SOFR rate of 3.44% plus a margin and spread of 3.85% (total fixed rate of 7.29%), (c) interest on $150.0 million of the debt outstanding on the Term Loans at a fixed SOFR rate of 3.58% plus a margin and spread of 3.85% (total fixed rate of 7.43%), (d) interest on the remaining debt outstanding on the Term Loans at a floating SOFR rate of 4.85% plus a margin and spread of 3.85% (total floating rate of 8.70%), (e) interest on the 2027 Notes outstanding at a fixed rate of 1.625%, and (f) interest on the 2028 Notes outstanding at a fixed rate of 4.00%. As of January 28, 2024, the effective interest rate was a weighted average-rate that represented (a) interest on the revolving loans at a floating SOFR rate of 5.34% plus a margin and spread of 3.86% (total floating rate of 9.20%) (b) interest on $450.0 million of the debt outstanding on the Term Loans at a fixed SOFR rate of 3.44% plus a margin and spread of 3.85% (total fixed rate of 7.29%), (c) interest on $150.0 million of the debt outstanding on the Term Loans at a fixed SOFR rate of 3.58% plus a margin and spread of 3.85% (total fixed rate of 7.43%), (d) interest on the remaining debt outstanding on the Term Loans at a floating SOFR rate of 5.34% plus a margin and spread of 3.85% (total floating rate of 9.19%),(e) interest on the 2027 Notes outstanding at a fixed rate of 1.625%, and (f) interest on the 2028 Notes outstanding at a fixed rate of 4.00%.
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
After effectiveness of the Third Amendment (as defined and described below), the borrowing capacity on the revolving credit facility under the Credit Agreement (the "Revolving Credit Facility") is $500.0 million, of which $162.5 million matured on November 7, 2024 and $337.5 million is scheduled to mature on January 12, 2028, and the Term Loans are scheduled to mature on January 12, 2028 (subject to, in certain circumstances, an earlier springing maturity).
As of October 27, 2024, the Company had $622.6 million outstanding under the Term Loans and $210.0 million outstanding under the Revolving Credit Facility, which had available undrawn borrowing capacity of $287.2 million, subject to net leverage limitations and customary conditions precedent, including the accuracy of representations and warranties and the absence of defaults.
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
Effective June 6, 2023, in connection with the Second Amendment, interest on loans made under the Credit Agreement in U.S. Dollars accrues, at the Company's option, at a rate per annum equal to (1) (x) the Base Rate (as defined in the Credit Agreement) plus (y) a margin ranging from 0.25% to 2.75% depending upon the Company's consolidated leverage ratio (except that, during the period that financial covenant relief is in effect (including during the extended covenant relief period provided pursuant to the Third Amendment), the margin will not be less than 2.25% per annum) or (2) (x) Term SOFR Rate (as defined in the Credit Agreement) plus (y) a credit spread adjustment of (i) for term loans, 0.10% and (ii) for revolving credit borrowings, 0.11%, 0.26% or 0.43% for one, three and six month interest periods, respectively, plus (z) a margin ranging from 1.25% to 3.75% depending upon the Company's consolidated leverage ratio (except that, during the period that financial covenant relief pursuant to the Third Amendment is in effect, the margin will not be less than 3.25% per annum) (such margin, the "Applicable Margin"). Interest on loans made under the Revolving Credit Facility in Alternative Currencies accrues at a rate per annum equal to a customary benchmark rate (including, in certain cases, credit spread adjustments) plus the Applicable Margin.
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
The Credit Agreement contains customary representation and warranties, and affirmative and negative covenants, including limitations on the Company's ability to, among other things, incur indebtedness, create liens on assets, engage in certain fundamental corporate changes, make investments, repurchase stock, pay dividends or make similar distributions, engage in certain affiliate transactions, or enter into agreements that restrict the Company's ability to create liens, pay dividends or make loan repayments. In addition, the Company must comply with financial covenants which, after effectiveness of the Third Amendment are as follows (in each case, during the covenant relief period):
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
Compliance with the leverage and interest expense coverage financial covenants is measured quarterly based upon the Company's performance over the most recent four quarters, and compliance with the liquidity covenant is measured as of the last day of each monthly accounting period. As of October 27, 2024, the Company was in compliance with the financial covenants in the Credit Agreement. See "Liquidity" in Note 1, Organization and Basis of Presentation, for additional information about compliance with the financial covenants.
The Credit Agreement also contains customary provisions pertaining to events of default. If any event of default occurs, the obligations under the Credit Agreement may be declared due and payable, terminated upon written notice to us and existing letters of credit may be required to be cash collateralized.
Convertible Senior Notes Due 2027
On October 12, 2022 and October 21, 2022, the Company issued and sold $300.0 million and $19.5 million, respectively, in aggregate principal amount of 1.625% Convertible Senior Notes due 2027 (the "2027 Notes") in a private placement. The 2027 Notes were issued pursuant to an indenture, dated October 12, 2022, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (the "2027 Indenture"). The 2027 Notes are jointly and severally and fully and unconditionally guaranteed by each of the Company's current and future direct and indirect wholly-owned domestic subsidiaries that guarantee its borrowings under its Credit Agreement. The 2027 Notes bear interest at a rate of 1.625% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2023. The 2027 Notes will mature on November 1, 2027, unless earlier converted, redeemed or repurchased.
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
Prior to the close of business on the business day immediately preceding July 1, 2027, the 2027 Notes are convertible at the option of the holders thereof only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on January 29, 2023 (and only during such fiscal quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which, for each trading day of that period, the Trading Price (as defined in the 2027 Indenture), as determined following a request by a holder of the 2027 Notes in accordance with the procedures described in the 2027 Indenture, per $1,000 principal amount of the 2027 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; (3) if the Company calls such 2027 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2027 Notes called (or deemed called as provided in the 2027 Indenture) for redemption; or (4) upon the occurrence of specified corporate events described in the 2027 Indenture. As of October 27, 2024, none of the conditions allowing holders of the 2027 Notes to convert had been met. On or after July 1, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2027 Notes, holders of the 2027 Notes may convert all or a portion of their 2027 Notes, regardless of the foregoing conditions. Upon conversion, the 2027 Notes will be settled in cash up to the aggregate principal amount of the 2027 Notes to be converted, and in cash, shares of the Company's common stock or any combination thereof, at the Company's option, in respect of the remainder, if any, of the Company's conversion obligation in excess of the aggregate principal amount of the 2027 Notes being converted.
The Company may not redeem the 2027 Notes prior to November 5, 2025. The Company may redeem for cash all or any portion of the 2027 Notes (subject to the limitation described below), at the Company's option, on or after November 5, 2025 and before the 61st scheduled trading day immediately preceding the maturity date if the last reported sale price of the Company's common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides the related notice of sale price redemption, at a redemption price equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company redeems less than all the outstanding 2027 Notes, at least $75.0 million aggregate principal amount of the 2027 Notes must be outstanding and not subject to redemption as of the relevant redemption notice date. No sinking fund is provided for the 2027 Notes.
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
Convertible Note Hedge Transactions
On October 6, 2022 and October 19, 2022, the Company entered into privately negotiated convertible note hedge transactions (the "Convertible Note Hedge Transactions") with an affiliate of one of the initial purchasers of the 2027 Notes and another financial institution (collectively, the "Counterparties") whereby the Company has the option to purchase the same number of shares of the Company's common stock initially underlying the 2027 Notes in the aggregate for approximately $37.27 per share, which is subject to anti-dilution adjustments substantially similar to those in the 2027 Notes. The Convertible Note Hedge Transactions will expire upon the maturity of the 2027 Notes, if not earlier exercised. The Convertible Note Hedge Transactions are expected to reduce the potential dilution to the common stock upon the conversion of the 2027 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2027 Notes, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the Convertible Note Hedge Transactions, is greater than the strike price of the Convertible Note Hedge Transactions, which initially corresponds to the initial conversion price of the 2027 Notes, or approximately $37.27 per share of the common stock. The Convertible Note Hedge Transactions are separate transactions, entered into by the Company with each of the Counterparties, and are not part of the terms of the 2027 Notes. Holders of the 2027 Notes do not have any rights with respect to the Convertible Note Hedge Transactions. The Company used approximately $72.6 million of the net proceeds from the offering of the 2027 Notes to pay the cost of the Convertible Note Hedge Transactions. The Convertible Note Hedge Transactions are recorded in additional paid-

in capital in the Balance Sheets as they do not require classification outside of equity pursuant to Accounting Standards Codification ("ASC") 480 and qualify for equity classification pursuant to ASC 815.
Warrant Transactions
On October 6, 2022 and on October 19, 2022, the Company separately entered into privately negotiated warrant transactions (the "Warrants") with the Counterparties whereby the holders of the Warrants have the option to acquire, collectively, subject to anti-dilution adjustments, approximately 8.6 million shares of the Company's common stock at an initial strike price of approximately $51.15 per share. The Warrants were sold in private placements to the Counterparties pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), afforded by Section 4(a)(2) of the Securities Act. If the market price per share of the common stock, as measured under the terms of the Warrants, exceeds the strike price of the Warrants, the Warrants could have a dilutive effect on the common stock, unless the Company elects, subject to certain conditions, to settle the Warrants in cash. The Warrants will expire over a period beginning in February 2028.
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
Convertible Senior Notes Due 2028
On October 26, 2023, the Company issued and sold $250.0 million in aggregate principal amount of 4.00% Convertible Senior Notes due 2028 (the "2028 Notes") in a private placement. The 2028 Notes were issued pursuant to an indenture, dated October 26, 2023, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (the "2028 Indenture"). The 2028 Notes are jointly and severally and fully and unconditionally guaranteed by each of the Company's current and future direct and indirect wholly-owned domestic subsidiaries that guarantee its borrowings under its Credit Agreement. The 2028 Notes bear interest at a rate of 4.00% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2024. The 2028 Notes will mature on November 1, 2028, unless earlier converted, redeemed or repurchased. As of October 27, 2024, approximately $62.0 million of the 2028 Notes remained outstanding.
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
Prior to the close of business on the business day immediately preceding August 1, 2028, the 2028 Notes will be convertible at the option of the holders thereof only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ended on January 28, 2024 (and only during such fiscal quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which, for each trading day of that period, the Trading Price (as defined in the 2028 Indenture), as determined following a request by a holder of the 2028 Notes in accordance with the procedures described in the Indenture, per $1,000 principal amount of the 2028 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; (3) if the Company calls such 2028 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2028 Notes called (or deemed called as provided in the 2028 Indenture) for redemption; or (4) upon the occurrence of specified corporate events described in the 2028 Indenture. As of October 27, 2024, one of the conditions allowing the holders of the 2028 Notes to convert had been met. The trading price of the Company's common stock remained above 130% of the applicable $20.37 conversion price for at least 20 trading days during the 30 consecutive-trading day period ending on, and including October 25, 2024 (the last trading day of the fiscal quarter ended October 27, 2024) resulting in the right of the holders of the 2028 Notes to convert the 2028 Notes beginning October 28, 2024 through January 24, 2025 (the last trading day of the fiscal quarter ending January 26, 2025).
In addition, on or after August 1, 2028 until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2028 Notes, holders of the 2028 Notes may convert all or a portion of their 2028 Notes, regardless of the foregoing conditions. Upon conversion, the 2028 Notes will be settled in cash up to the aggregate principal amount of the 2028 Notes to be converted, and in cash, shares of the Company's common stock or any combination thereof, at the Company's option, in respect of the remainder, if any, of the Company's conversion obligation in excess of the aggregate principal amount of the 2028 Notes being converted.
The Company may not redeem the 2028 Notes prior to November 5, 2026. The Company may redeem for cash all or any portion of the 2028 Notes (subject to the limitation described below), at the Company's option, on or after November 5, 2026 and before the 41st scheduled trading day immediately preceding the maturity date if the last reported sale price of the Company's common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides the related notice of sale price redemption, at a redemption price equal to 100% of the principal amount of the 2028 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company redeems less than all the outstanding 2028 Notes, at least $75.0 million aggregate principal amount of the 2028 Notes must be outstanding and not subject to redemption as of the relevant redemption notice date. No sinking fund is provided for the 2028 Notes.
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
Exchange of 2028 Notes
On July 11, 2024 and July 15, 2024, the Company entered into separate, privately negotiated exchange agreements (the “Exchange Agreements”) with certain holders of the 2028 Notes. Pursuant to the Exchange Agreements, on July 24, 2024 certain holders exchanged with the Company approximately $188.1 million in aggregate principal amount of the 2028 Notes held by them for an aggregate of 10,378,431 shares of the Company's common stock, which number of shares was determined over an averaging period that commenced on July 12, 2024. The Company accounted for these exchange transactions as a partial debt extinguishment and recognized a loss on extinguishment of debt equal to the difference between the fair value of the Company's common stock delivered to certain holders of the 2028 Notes and the carrying value of the outstanding debt, accrued interest and third-party fees related to the Exchange Agreements. In the nine months ended October 27, 2024, in connection with the exchange transactions, the Company recognized $144.7 million of loss included in "Loss on extinguishment of debt" in the Statements of Operations and $5.5 million of loss resulting from the write-off of deferred financing costs included in "Interest expense" in the Statements of Operations.
Interest Expense
Interest expense was comprised of the following components for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands)	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Contractual interest	$21,323	$25,566	$68,470	$70,963
Interest swap agreement	(2,572)	(2,773)	(8,167)	(7,363)
Amortization of deferred financing costs	2,056	1,837	6,814	4,940
Write-off of deferred financing costs	—	3,675	5,497	4,446
Total interest expense	$20,807	$28,305	$72,614	$72,986
As of October 27, 2024 and January 28, 2024, there was $2.9 million outstanding under the letters of credit, swing line loans and alternative currency sub-facilities under the Revolving Credit Facility.

Note 10: Income Taxes
The Company's effective tax rate differs from the statutory federal income tax rate of 21% primarily due to the regional mix of income, changes in valuation allowance, research and development ("R&D") tax credits and nondeductible loss on extinguishment of debt. The Tax Cuts and Jobs Act requires R&D costs incurred for tax years beginning after December 31, 2021 to be capitalized and amortized ratably over five or fifteen years for tax purposes, depending on where the research activities are conducted. The Company has elected to treat global intangible low-taxed income ("GILTI") as a period cost and the additional capitalization of R&D costs within GILTI increases the Company's provision for income taxes.
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (before the federal impact of state items) is as follows:

(in thousands)
Balance at January 28, 2024	$36,548
Additions based on tax positions related to the current fiscal year	986
Decreases based on tax positions related to prior fiscal years	(25)
Balance at October 27, 2024	$37,509
Included in the balance of gross unrecognized tax benefits at October 27, 2024 and January 28, 2024 are $14.9 million and $14.6 million, respectively, of net tax benefits (after the federal impact of state items), that, if recognized, would impact the effective tax rate, prior to consideration of any required valuation allowance. The Company believes that it is reasonably possible that its balance of gross unrecognized tax benefits may decrease by approximately $16 million during the fourth quarter of fiscal year 2025 due to expiration of a statute of limitations.
The liability for UTP is reflected in the Balance Sheets as follows:

(in thousands)	October 27, 2024	January 28, 2024
Deferred tax assets - non-current	$21,201	$20,519
Other long-term liabilities	14,901	14,632
Total accrued taxes	$36,102	$35,151
The Company's policy is to include net interest and penalties related to unrecognized tax benefits in the "Provision (benefit) for income taxes" in the Statements of Operations.
Tax years prior to 2013 (the Company's fiscal year 2014) are generally not subject to examination by the U.S. Internal Revenue Service except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. For state returns in the U.S., the Company is generally not subject to income tax examinations for calendar years prior to 2012 (the Company's fiscal year 2013). The Company has a significant tax presence in Switzerland for which Swiss tax filings have been examined through fiscal year 2020. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates. The Company believes that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If any issues addressed in the Company's tax examinations are resolved in a manner not consistent with the Company's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

The Company's regional income or loss before taxes and equity method income or loss was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Domestic	$(11,147)	$21,165	$(200,607)	$(71,146)
Foreign	7,580	(59,717)	10,707	(324,632)
Total	$(3,567)	$(38,552)	$(189,900)	$(395,778)

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
The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Operating lease cost	$1,801	$2,181	$5,497	$6,497
Short-term lease cost	22	380	186	1,473
Sublease income	(136)	(163)	(432)	(483)
Total lease cost	$1,687	$2,398	$5,251	$7,487
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
(in thousands)	October 27, 2024	October 29, 2023
Cash paid for amounts included in the measurement of lease liabilities	$6,051	$6,415
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,603	$3,050

October 27, 2024
Weighted-average remaining lease term–operating leases (in years)	4.9
Weighted-average discount rate on remaining lease payments–operating leases	7.0%
Supplemental balance sheet information related to leases was as follows:

(in thousands)	October 27, 2024	January 28, 2024
Operating lease right-of-use assets in "Other assets"	$22,323	$23,870

Operating lease liabilities in "Accrued liabilities"	$6,508	$6,560
Operating lease liabilities in "Other long-term liabilities"	19,441	22,033
Total operating lease liabilities	$25,949	$28,593
Maturities of lease liabilities as of October 27, 2024 are as follows:

(in thousands)
Fiscal Year Ending:
2025 (remaining three months)	$2,594
2026	7,543
2027	5,643
2028	5,128
2029	4,244
Thereafter	5,982
Total lease payments	31,134
Less: imputed interest	(5,185)
Total	$25,949

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
Because the outcomes of litigation and other legal matters are inherently unpredictable, the Company's evaluation of legal matters or proceedings often involves a series of complex assessments by management about future events and can rely heavily on estimates and assumptions. While the consequences of certain unresolved matters and proceedings are not presently determinable, and an estimate of the probable and reasonably possible loss or range of loss for such proceedings cannot be reasonably made, an adverse outcome from such proceedings could have a material adverse effect on the Company's financial condition and results of operations in any given reporting period. In the opinion of management, after consulting with legal counsel, any ultimate liability related to current outstanding claims and lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on the Company's financial condition, results of operations or cash flows. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company's control.
As such, even though the Company intends to vigorously defend itself with respect to its legal matters, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company's business, financial condition, operating results, or cash flows.
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
On March 25, 2022, Harman Becker Automotive Systems GmbH, and several of its affiliates (collectively "Harman"), filed a complaint against certain Sierra Entities in the District Court of Munich, Germany. Harman asserted claims that the Sierra Entities, in connection with the delivery of certain modules by the Sierra Entities, violated a frame supply agreement, a quality assurance agreement and the United Nations Convention on Contracts for the International Sales of Goods. Harman alleged that it incurred approximately $16 million in damages and costs, the bulk of which amount related to settling with a customer that had to implement a firmware update provided by Sierra Entities' supplier in late 2018, before Sierra Wireless disposed of the automotive business, to address the alleged product defect. At this stage, the Company is unable to form a conclusion as to the likelihood of an unfavorable outcome or an estimate of the amount or range of any possible loss resulting from the alleged claims. The Company intends to defend the claims vigorously.
Environmental Matters
The Company vacated a former facility in Newbury Park, California in 2002, but continues to address groundwater and soil contamination at the site. The Company's efforts to address site conditions have been at the direction of the Los Angeles Regional Water Quality Control Board ("RWQCB"). In October 2013, an order was issued including a scope of proposed additional site work, monitoring, and remediation activities. The Company has been complying with RWQCB orders and direction, and continues to implement an approved remedial action plan addressing the soil, groundwater, and soil vapor at the site.
The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based on the latest determinations by the RWQCB and the most recent actions taken pursuant to the remedial action plan, the Company estimates the total range of probable loss to be between $7.9 million and $9.4 million. To date, the Company has made $7.5 million in payments towards the remedial action plan. As of October 27, 2024, the estimated range of probable loss remaining was between $0.4 million and $1.9 million. Given the uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss. Therefore, the Company has recorded the minimum amount of probable loss and as of October 27, 2024, has a remaining accrual of $0.4 million related to this matter. These estimates could change as a result of changes in planned remedial actions, further actions from the regulatory agency, remediation technology, and other factors.
Indemnification
The Company has entered into agreements with its current and former executives and directors indemnifying them against certain liabilities incurred in connection with the performance of their duties. The Company's Certificate of Incorporation and Bylaws also contain indemnification obligations with respect to the Company's current directors and employees.
The Company is a party to a variety of agreements in the ordinary course of business under which the Company may be obligated to indemnify a third party with respect to certain matters. The impact on the Company's future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of any claims and whether claims will be made.
Product Warranties
The Company's general warranty policy provides for repair or replacement of defective parts. In some cases, a refund of the purchase price is offered. In certain instances, the Company has agreed to other or additional warranty terms, including indemnification provisions.
The product warranty accrual reflects the Company's best estimate of probable liability under its product warranties. The Company accrues for known warranty issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical experience. Historically, warranty expense and the related accrual has been immaterial to the Company's consolidated financial statements.
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
The Company's liability for the deferred compensation plan is presented below:

(in thousands)	October 27, 2024	January 28, 2024
Accrued liabilities	$3,588	$7,412
Other long-term liabilities	34,350	32,288
Total deferred compensation liabilities under this plan	$37,938	$39,700
The Company has purchased whole life insurance on the lives of certain current deferred compensation plan participants. This corporate-owned life insurance is held in a grantor trust and is intended to cover a majority of the Company's costs of the deferred compensation plan.
The cash surrender value of the Company's corporate-owned life insurance is presented below:

(in thousands)	October 27, 2024	January 28, 2024
Other current assets	$—	$4,538
Other assets	28,676	25,098
Total cash surrender value of corporate-owned life insurance	$28,676	$29,636

Note 13: Restructuring
The Company has undertaken structural reorganization actions to reduce its workforce as a result of cost-saving measures and internal resource alignment including from the realization of synergies of the Sierra Wireless Acquisition. The Company had restructuring charges of $0.7 million and $4.5 million in the three and nine months ended October 27, 2024, respectively, compared to restructuring charges of $3.6 million and $15.5 million in the three and nine months ended October 29, 2023, respectively. Restructuring related liabilities are included in "Accrued liabilities" in the Balance Sheets.
Restructuring activity is summarized as follows:

(in thousands)	One-time employee termination benefits	Other restructuring	Total
Balance at January 28, 2024	$5,799	$478	$6,277
Charges	4,297	208	4,505
Cash payments	(8,744)	(686)	(9,430)
Balance at October 27, 2024	$1,352	$—	$1,352
Restructuring charges were included in the Statements of Operations as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Cost of sales	$—	$—	$—	$859
Restructuring	695	3,646	4,505	14,608
Total restructuring charges	$695	$3,646	$4,505	$15,467

Note 14: Concentration of Risk
The following significant customers accounted for at least 10% of the Company's net sales in one or more of the periods indicated:

	Three Months Ended		Nine Months Ended
(percentage of net sales) (1)	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Frontek Technology Corporation (and affiliates)	13%	14%	13%	*
Trend-tek Technology Ltd. (and affiliates)	11%	*	11%	*
(1) In each period with an asterisk, the customer represented less than 10% of the Company's net sales.
The following table shows the customers that have an outstanding receivable balance that represents at least 10% of the Company's total net receivables as of one or more of the dates indicated:

(percentage of net receivables) (1)	October 27, 2024	January 28, 2024
Trend-tek Technology Ltd (and affiliates)	14%	*
Frontek Technology Corporation (and affiliates)	*	15%
(1) In each period with an asterisk, the customer represented less than 10% of the Company's total net receivables.
Outside Subcontractors and Suppliers
The Company relies on a limited number of third-party subcontractors and suppliers for the supply of silicon wafers, chipsets and other electronic components, and for product manufacturing, packaging, testing and certain other tasks. Disruption or termination of supply sources or subcontractors have delayed and could in the future delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. A significant amount of the Company's third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in the U.S., China, and Taiwan. A significant amount of the Company's assembly and test operations are conducted by third-party contractors in China, Malaysia, Mexico, Taiwan, and Vietnam.

Note 15: Segment Information
The Company's Chief Executive Officer functions as the chief operating decision maker ("CODM"). The CODM makes operating decisions and assesses performance based on the Company's major product lines, which represent its operating segments. The Company currently has three operating segments—Signal Integrity, Analog Mixed Signal and Wireless, and IoT Systems and Connectivity—that represent three separate reportable segments.
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
The Company's assets are commingled among the various operating segments and the CODM does not use asset information in making operating decisions or assessing performance. Therefore, the Company has not included asset information by reportable segment in the segment disclosures below.
Net sales and gross profit by reportable segment were as follows:

	Three Months Ended				Nine Months Ended
(in thousands)	October 27, 2024		October 29, 2023		October 27, 2024		October 29, 2023
Net sales:
Signal Integrity	$71,509	30%	$47,185	23%	$189,242	29%	$134,202	20%
Analog Mixed Signal and Wireless	82,829	35%	70,233	35%	237,484	36%	199,841	30%
IoT Systems and Connectivity	82,487	35%	83,481	42%	231,559	35%	341,767	50%
Total net sales	$236,825	100%	$200,899	100%	$658,285	100%	$675,810	100%
Gross profit:
Signal Integrity	$45,123		$24,368		$116,652		$76,461
Analog Mixed Signal and Wireless	47,355		35,469		133,458		115,066
IoT Systems and Connectivity	33,831		42,469		88,036		143,626
Unallocated costs, including share-based compensation and amortization of acquired technology	(5,341)		(9,340)		(12,122)		(38,513)
Total gross profit	$120,968		$92,966		$326,024		$296,640
Geographic Information
Net sales activity by geographic region was as follows:

	Three Months Ended		Nine Months Ended
(percentage of total net sales)	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Asia-Pacific	63%	59%	64%	58%
North America	23%	26%	22%	27%
Europe	14%	15%	14%	15%
	100%	100%	100%	100%

The Company attributes sales to a country based on the ship-to address. The table below summarizes sales activity to geographies that represented greater than 10% of total sales for at least one of the periods presented:

	Three Months Ended		Nine Months Ended
(percentage of total net sales)	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
China (including Hong Kong)	44%	39%	44%	30%
United States	21%	22%	21%	24%
Although a large percentage of the Company's products is shipped into the Asia-Pacific region, a significant number of products produced by these customers and incorporating the Company's semiconductor products are then sold outside this region.
Sales by Revenue Type
Net sales by revenue type were as follows:

	Three Months Ended				Nine Months Ended
(in thousands)	October 27, 2024		October 29, 2023		October 27, 2024		October 29, 2023
Net sales:
Product sales	$207,729	88%	$172,362	86%	$571,183	87%	$589,939	87%
Service revenue	29,096	12%	28,537	14%	87,102	13%	85,871	13%
Total net sales	$236,825	100%	$200,899	100%	$658,285	100%	$675,810	100%

Note 16: Stock Repurchase Program
The Company maintains a stock repurchase program that was initially approved by its board of directors (the "Board of Directors") in March 2008. The stock repurchase program does not have an expiration date and the Board of Directors has authorized expansion of the program over the years. On March 11, 2021, the Board of Directors approved the expansion of the stock repurchase program by an additional $350.0 million. There was no activity under the stock repurchase program during the three and nine months ended October 27, 2024 and October 29, 2023. As of October 27, 2024, the remaining authorization under the program was $209.4 million. Under the program, the Company may repurchase its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. The Company's repurchases may be made through Rule 10b5-1 and/or Rule 10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. To the extent the Company repurchases any shares of its common stock under the program in the future, the Company expects to fund such repurchases from cash on hand and borrowings on its Revolving Credit Facility. The Company has no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.

Note 17: Derivatives and Hedging Activities
The Company is exposed to certain risks arising from both its business operations and economic conditions and principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company, on a routine basis and in the normal course of business, experiences expenses denominated in Swiss Franc ("CHF"), Canadian Dollar ("CAD") and Great British Pound ("GBP"). Such expenses expose the Company to exchange rate fluctuations between these foreign currencies and the U.S. Dollar ("USD"). The Company occasionally uses derivative financial instruments, in the form of forward contracts, to mitigate a portion of the risk associated with adverse movements in these foreign currency exchange rates during a twelve-month window. Currency forward contracts involve fixing the exchange rate for delivery of a specified amount of foreign currency on a specified date. The Company's accounting treatment for these instruments is based on whether or not the instruments are designated as a hedging instrument. The Company applied hedge accounting to all foreign currency derivatives and designated these hedges as cash flow hedges.
The Company's foreign currency forward contracts had the following outstanding balances:

	October 27, 2024			January 28, 2024
(in thousands, except number of instruments)	Number of Instruments	Sell Notional Value	Buy Notional Value	Number of Instruments	Sell Notional Value	Buy Notional Value
Sell USD/Buy CAD Forward Contract	1	$1,215	$1,650	10	$12,899	$17,550
Total	1			10
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
The interest rate swap agreements have been designated as cash flow hedges and unrealized gains or losses, net of income tax, are recorded as a component of AOCI in the Balance Sheets. As the various settlements are made on a monthly basis, the realized gain or loss on the settlements are recorded in "Interest expense" in the Statements of Operations. The interest rate swap agreements resulted in a realized gain of $2.6 million for the three months ended October 27, 2024, compared to a realized gain of $2.8 million for the three months ended October 29, 2023. The interest rate swap agreements resulted in a realized gain of $8.2 million for the nine months ended October 27, 2024, compared to a realized gain of $7.4 million for the nine months ended October 29, 2023.

The fair values of the Company's instruments that qualify as cash flow hedges in the Balance Sheets were as follows:

(in thousands)	October 27, 2024	January 28, 2024
Interest rate swap agreement	$3,641	$7,144
Foreign currency forward contracts	—	168
Total other current assets	$3,641	$7,312

Interest rate swap agreement	$947	$178
Total other long-term assets	$947	$178

Foreign currency forward contracts	$27	$—
Total accrued liabilities	$27	$—

Interest rate swap agreement	—	7
Total other long-term liabilities	$—	$7
During fiscal year 2021, the Company entered into an economic hedge program that used total return swap contracts to hedge the market risk associated with the unfunded portion of the Company's deferred compensation liability. The total return swap contracts generally had a duration of one month and were rebalanced and re-hedged at the end of each monthly term. While the total return swap contracts were treated as economic hedges, the Company did not designate them as hedges for accounting purposes. The total return swap contracts were measured at fair value and recognized in the Balance Sheets in "Accrued Liabilities" if the instruments were in a loss position and in "Other Current Assets" if the instruments were in a gain position. Unrealized gains and losses, as well as realized gains and losses for settlements, on the total return swap contracts were recognized in "Selling, general and administrative expenses" in the Statements of Operations. The total return swap contracts, which matured during fiscal year 2024, resulted in net loss recognized in earnings of $0.9 million and $0.7 million for the three and nine months ended October 29, 2023, respectively.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following "Management’s Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with our interim unaudited condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this "Quarterly Report") and "Special Note Regarding Forward-Looking and Cautionary Statements" in this Quarterly Report as well as "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2024 filed with the Securities and Exchange Commission (the "SEC") on March 28, 2024.
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
Our net sales by reportable segment were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Signal Integrity	$71,509	$47,185	$189,242	$134,202
Analog Mixed Signal and Wireless	82,829	70,233	237,484	199,841
IoT Systems and Connectivity	82,487	83,481	231,559	341,767
Total	$236,825	$200,899	$658,285	$675,810
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
Our end customers for our silicon solutions are primarily original equipment manufacturers that produce and sell technology solutions. Our IoT module, router, gateway (together "IoT Hardware") and managed connectivity solutions ship to IoT device makers and enterprises to provide IoT connectivity to end devices.
Recent Developments
Convertible Note Exchange
On July 11, 2024 and July 15, 2024, we entered into separate, privately negotiated exchange agreements (the "Exchange Agreements") with certain holders of our 4.00% Convertible Senior Notes due 2028 (the "2028 Notes"). Pursuant to the Exchange Agreements, on July 24, 2024 certain holders exchanged with us approximately $188.1 million in aggregate principal amount of the 2028 Notes held by them for an aggregate of 10,378,431 shares of our common stock, which number of shares was determined over an averaging period that commenced on July 12, 2024. We accounted for these exchange transactions as a partial debt extinguishment and recognized a loss on extinguishment of debt equal to the difference between the fair value of our common stock delivered to certain holders of the 2028 Notes and the carrying value of the outstanding debt, accrued interest and third-party fees related to the Exchange Agreements. In the nine months ended October 27, 2024, in connection with the exchange transactions, we recognized $144.7 million of loss included in "Loss on extinguishment of debt" in the Statements of Operations and $5.5 million of loss resulting from the write-off of deferred financing costs included in "Interest expense" in the Statements of Operations.
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
Factors Affecting Our Performance
Most of our sales to customers are made on the basis of individual customer purchase orders and many customers include cancellation provisions in their purchase orders. We rely on orders received and shipped within the same quarter for a meaningful portion of our sales. Net sales made through independent distributors during the third quarters of fiscal years 2025 and 2024 were each 72% of net sales and the remainder were made directly to customers.
We are a global business with customers and suppliers around the world. A significant amount of our third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located outside the United States, including China and Taiwan. A significant amount of our assembly and test operations are conducted by third-party contractors located outside the United States, including China, Malaysia, Mexico, Taiwan and Vietnam. Net sales outside the United States constituted

79% and 78% during the third quarters of fiscal years 2025 and 2024, respectively. Approximately 63% and 59% of our net sales during the third quarters of fiscal years 2025 and 2024, respectively, were to customers located in the Asia-Pacific region. We are subject to export restrictions and trade regulations, which have limited our ability to sell to certain customers in certain regions.
We use several metrics as indicators of future potential growth. The indicators that we believe best correlate to potential future sales growth are design wins and new product releases. There are many factors that may cause a design win or new product release to not result in sales, including a customer's decision not to go to system production, a change in a customer's perspective regarding a product's value or a customer's product failing in the end market. As a result, although a design win or new product introduction is an important step towards generating future sales, it does not necessarily result in us being awarded business or receiving a purchase commitment.
Inflationary factors have in the past affected, and could continue to affect, our performance if we are unable to pass higher costs on to our customers.
Results of Operations
The following table sets forth, for the periods indicated, our Statements of Operations expressed as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	48.0%	48.7%	49.4%	51.5%
Amortization of acquired technology	1.0%	5.0%	1.0%	4.7%
Total cost of sales	49.0%	53.7%	50.4%	56.2%
Gross profit	51.1%	46.3%	49.5%	43.8%
Operating expenses, net:
Product development and engineering	18.0%	23.4%	18.9%	21.4%
Selling, general and administrative	25.2%	23.7%	25.5%	24.4%
Intangible amortization	0.1%	2.4%	0.1%	2.2%
Restructuring	0.3%	1.8%	0.7%	2.2%
Goodwill impairment	—%	1.1%	—%	41.7%
Total operating expenses, net	43.6%	52.4%	45.2%	91.9%
Operating income (loss)	7.5%	(6.2)%	4.4%	(48.0)%
Interest expense	(8.8)%	(14.1)%	(11.0)%	(10.8)%
Interest income	0.2%	0.3%	0.2%	0.3%
Loss on extinguishment of debt	—%	—%	(22.0)%	—%
Non-operating (expense) income, net	(0.5)%	1.8%	(0.3)%	0.2%
Investment impairments and credit loss reserves, net	—%	(1.0)%	(0.2)%	(0.3)%
Loss before taxes and equity method (loss) income	(1.5)%	(19.2)%	(28.8)%	(58.6)%
Provision (benefit) for income taxes	1.7%	(0.2)%	1.7%	8.0%
Net loss before equity method (loss) income	(3.2)%	(19.0)%	(30.5)%	(66.5)%
Equity method (loss) income	—%	—%	—%	—%
Net loss	(3.2)%	(19.0)%	(30.5)%	(66.5)%
Net loss attributable to noncontrolling interest	—%	—%	—%	—%
Net loss attributable to common stockholders	(3.2)%	(19.0)%	(30.5)%	(66.5)%
Percentages may not add precisely due to rounding.
Our regional mix of loss before taxes and equity method (loss) income was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Domestic	$(11,147)	$21,165	$(200,607)	$(71,146)
Foreign	7,580	(59,717)	10,707	(324,632)
Total	$(3,567)	$(38,552)	$(189,900)	$(395,778)
Domestic performance includes higher levels of share-based compensation compared to foreign operations.

Comparison of the Three Months Ended October 27, 2024 and October 29, 2023
Net Sales
The following table summarizes our net sales by major end markets:

	Three Months Ended
	October 27, 2024		October 29, 2023
(in thousands, except percentages)	Net Sales	% Net Sales	Net Sales	% Net Sales	Change
Infrastructure	$65,801	28%	$43,191	21%	52%
High-End Consumer	40,019	17%	37,553	19%	7%
Industrial	131,005	55%	120,155	60%	9%
Total	$236,825	100%	$200,899	100%	18%
Net sales in the third quarter of fiscal year 2025 were $236.8 million, an increase of 17.9% compared to $200.9 million in the third quarter of fiscal year 2024, which was primarily driven by higher net sales from our infrastructure and industrial end markets due to stronger demand and increased sales volume. Net sales from our infrastructure end market increased $22.6 million in the third quarter of fiscal year 2025 compared to the third quarter of fiscal year 2024, primarily driven by a $18.8 million increase in data center sales and a $4.5 million increase in telecommunications sales, partially offset by a $0.7 million decrease in TVS infrastructure and other product sales. Net sales from our industrial end market increased $10.9 million in the third quarter of fiscal year 2025 compared to the third quarter of fiscal year 2024, primarily driven by a $14.8 million increase in LoRa-enabled sales in industrial applications, partially offset by a $1.4 million decrease in IoT Hardware sales. Net sales from our high-end consumer end market increased $2.5 million in the third quarter of fiscal year 2025 compared to the third quarter of fiscal year 2024, primarily driven by an increase in TVS consumer product sales.
The following table summarizes our net sales by reportable segment:

	Three Months Ended
	October 27, 2024		October 29, 2023
(in thousands, except percentages)	Net Sales	% Net Sales	Net Sales	% Net Sales	Change
Signal Integrity	$71,509	30%	$47,185	23%	52%
Analog Mixed Signal and Wireless	82,829	35%	70,233	35%	18%
IoT Systems and Connectivity	82,487	35%	83,481	42%	(1)%
Total	$236,825	100%	$200,899	100%	18%
Net sales in the third quarter of fiscal year 2025, as compared to the third quarter of fiscal year 2024, benefited from stronger demand and increased sales volumes in the Signal Integrity and Analog Mixed Signal and Wireless reportable segments. Net sales from Signal Integrity increased $24.3 million in the third quarter of fiscal year 2025 compared to the third quarter of fiscal year 2024, primarily driven by a $18.8 million increase in data center sales, a $4.5 million increase in telecommunications sales and a $1.2 million increase in broadcast sales. Net sales from Analog Mixed Signal and Wireless increased $12.6 million in the third quarter of fiscal year 2025 compared to the third quarter of fiscal year 2024, primarily driven by a $13.5 million increase in LoRa-enabled product sales, partially offset by a $1.0 million decrease in Pro-AV product sales. Net sales from IoT Systems and Connectivity decreased $1.0 million in the third quarter of fiscal year 2025 compared to the third quarter of fiscal year 2024 primarily driven by a $1.4 million decrease in IoT Hardware sales.

Gross Profit
The following table summarizes our gross profit and gross margin by reportable segment:

	Three Months Ended
	October 27, 2024		October 29, 2023
(in thousands, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Signal Integrity	$45,123	63.1%	$24,368	51.6%
Analog Mixed Signal and Wireless	47,355	57.2%	35,469	50.5%
IoT Systems and Connectivity	33,831	41.0%	42,469	50.9%
Unallocated costs, including share-based compensation and amortization of acquired technology	(5,341)		(9,340)
Total	$120,968	51.1%	$92,966	46.3%
In the third quarter of fiscal year 2025, gross profit increased $28.0 million to $121.0 million from $93.0 million in the third quarter of fiscal year 2024. This increase was primarily driven by a $20.8 million increase from Signal Integrity, which experienced higher sales led by data center and 10G PON due to stronger demand, a $11.9 million increase from Analog Mixed Signal and Wireless, which experienced higher sales led by LoRa-enabled product due to stronger demand, a $7.7 million decrease in the amortization of acquired technology intangible assets related to the acquisition of all of the issued and outstanding common shares of Sierra Wireless, Inc. on January 12, 2023 (the "Sierra Wireless Acquisition") due to impairments in the fourth quarter of fiscal year 2024, partially offset by a $8.6 million decrease from IoT Systems and Connectivity due to royalty expense recoveries in the third quarter of fiscal year 2024.
Our gross margin was 51.1% in the third quarter of fiscal year 2025, compared to 46.3% in the third quarter of fiscal year 2024. Gross margin for our Signal Integrity segment was 63.1% in the third quarter of fiscal year 2025, compared to 51.6% in the third quarter of fiscal year 2024, primarily due to higher volume reducing overhead. Gross margin for our Analog Mixed Signal and Wireless segment was 57.2% in the third quarter of fiscal year 2025, compared to 50.5% in the third quarter of fiscal year 2024, primarily due to higher overhead absorption and favorable product mix. Gross margin for our IoT Systems and Connectivity segment was 41.0% in the third quarter of fiscal year 2025, compared to 50.9% in the third quarter of fiscal year 2024, primarily due to royalty expense recoveries in the third quarter of fiscal year 2024.
Operating Expenses, net
The following table summarizes our operating expenses, net:

	Three Months Ended				Change
(in thousands, except percentages)	October 27, 2024		October 29, 2023
Product development and engineering	$42,563	41%	$46,911	45%	(9)%
Selling, general and administrative	59,777	58%	47,663	45%	25%
Intangible amortization	148	—%	4,853	5%	(97)%
Restructuring	695	1%	3,646	3%	(81)%
Goodwill impairment	—	—%	2,266	2%	(100)%
Total operating expenses, net	$103,183	100%	$105,339	100%	(2)%
Product Development and Engineering Expenses
Product development and engineering expenses decreased $4.3 million in the third quarter of fiscal year 2025 compared to the third quarter of fiscal year 2024 primarily as a result of a $6.3 million decrease in new product introduction expenses and a $0.5 million decrease in facilities expenses, partially offset by a $2.5 million net increase in staffing-related costs, which reflects higher supplemental compensation. The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from engineering services, which are typically recorded as a reduction to product development and engineering expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $12.1 million in the third quarter of fiscal year 2025 compared to the third quarter of fiscal year 2024 primarily as a result of a $13.9 million net increase in staffing-related costs, which reflects higher share-based and supplemental compensation, a $0.8 million increase in litigation expenses, and a $0.5 million increase in depreciation, partially offset by a decrease of $2.7 million in transaction and integration costs primarily related to the Sierra Wireless Acquisition.

Intangible Amortization
Intangible amortization decreased by $4.7 million in the third quarter of fiscal year 2025 compared to the third quarter of fiscal year 2024 due to impairment of intangible assets acquired in the Sierra Wireless Acquisition related to customer relationships and trade name in the fourth quarter of fiscal year 2024. The amortization of acquired technology intangible assets is reflected in cost of sales.
Restructuring
Restructuring decreased by $3.0 million in the third quarter of fiscal year 2025 compared to the third quarter of fiscal year 2024 due to the structural reorganization actions primarily in the prior year period to reduce our workforce as a result of cost-saving measures and internal resource alignment including from the realization of synergies of the Sierra Wireless Acquisition.
Goodwill Impairment
There was no goodwill impairment in the third quarter of fiscal year 2025 compared to $2.3 million of goodwill impairment in the third quarter of fiscal year 2024 due to valuation adjustments of goodwill related to the Sierra Wireless Acquisition. See Note 8, Goodwill and Intangible Assets, to our interim unaudited condensed consolidated financial statements for additional information.
Interest Expense
Interest expense, including amortization and a write-off of deferred financing costs, was $20.8 million and $28.3 million for the third quarters of fiscal years 2025 and 2024, respectively. The decrease was primarily due to interest savings as a result of approximately $188.1 million of 2028 Notes extinguished in exchange for common stock in the second quarter of fiscal year 2025.
Investment Impairments and Credit Loss Reserves, Net
During the third quarter of fiscal year 2025, we did not record any investment impairments and credit loss reserves. During the third quarter of fiscal year 2024, investment impairments and credit loss reserves, net totaled a loss of $2.0 million due to adjustments to our credit loss reserve for our available-for-sale debt securities.
Provision for Income Taxes
We recorded income tax expense of $4.0 million in the third quarter of fiscal year 2025, compared to income tax benefit of $0.3 million in the third quarter of fiscal year 2024. The change in our tax provision for the three months ended October 27, 2024, compared to the three months ended October 29, 2023 was primarily due to a regional mix of income, nondeductible loss on extinguishment of debt and changes in valuation allowance. The effective tax rates in the third quarters of fiscal years 2025 and 2024 differ from the statutory federal income tax rate of 21% primarily due to a regional mix of income, changes in valuation allowance, impact of global intangible low-taxed income ("GILTI"), research and development ("R&D") credits and nondeductible loss on extinguishment of debt. The Tax Cuts and Jobs Act ("Tax Act") requires R&D costs incurred for tax years beginning after December 31, 2021 to be capitalized and amortized ratably over five or fifteen years for tax purposes, depending on where the research activities are conducted. We have elected to treat GILTI as a period cost and the additional capitalization of R&D costs within GILTI increases our provision for income taxes.
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
For further information on the effective tax rate and the Tax Act's impact, see Note 10, Income Taxes, to our interim unaudited condensed consolidated financial statements.

Comparison of the Nine Months Ended October 27, 2024 and October 29, 2023
Net Sales
The following table summarizes our net sales by major end market:

	Nine Months Ended
	October 27, 2024		October 29, 2023
(in thousands, except percentages)	Net Sales	% Net Sales	Net Sales	% Net Sales	Change
Infrastructure	$174,720	27%	$124,560	18%	40%
High-End Consumer	111,638	17%	93,163	14%	20%
Industrial	371,927	56%	458,087	68%	(19)%
Total	$658,285	100%	$675,810	100%	(3)%
Net sales for the first nine months of fiscal year 2025 were $658.3 million, a decrease of 2.6% compared to $675.8 million for the first nine months of fiscal year 2024 primarily driven by lower net sales from our industrial end market related to decreased sales volume and pricing pressures, offset by higher demand. Comparing the same periods, our infrastructure and high-end consumer end markets had stronger demand and resulting net sales. Net sales from our infrastructure end market increased $50.2 million in the first nine months of fiscal year 2025 compared to the first nine months of fiscal year 2024, primarily driven by a $34.2 million increase in data center sales and a $20.9 million increase in telecommunications sales, partially offset by a $5.0 million decrease in TVS infrastructure product sales. Net sales from our high-end consumer end market increased $18.5 million in the first nine months of fiscal year 2025 compared to the first nine months of fiscal year 2024, primarily driven by a $19.2 million increase in TVS consumer product sales and a $4.7 million increase in proximity sensing sales, partially offset by a $4.2 million decrease in LoRa-enabled sales in consumer applications. Net sales from our industrial end market decreased $86.2 million in the first nine months of fiscal year 2025 compared to the first nine months of fiscal year 2024, primarily driven by a $110.9 million decrease in IoT Hardware sales and a $3.9 million decrease in TVS industrial product sales, partially offset by a $30.2 million increase in LoRa-enabled sales in industrial applications.
The following table summarizes our net sales by reportable segment:

	Nine Months Ended
	October 27, 2024		October 29, 2023
(in thousands, except percentages)	Net Sales	% Net Sales	Net Sales	% Net Sales	Change
Signal Integrity	$189,242	29%	$134,202	20%	41%
Analog Mixed Signal and Wireless	237,484	36%	199,841	30%	19%
IoT Systems and Connectivity	231,559	35%	341,767	50%	(32)%
Total	$658,285	100%	$675,810	100%	(3)%
Net sales in the first nine months of fiscal year 2025, compared to the first nine months of fiscal year 2024, were impacted by softer demand in the IoT Systems and Connectivity reportable segment, which contributed to lower sales volume and pricing pressures, but benefited from stronger demand in the Signal Integrity and Analog Mixed Signal and Wireless reportable segments. Net sales from Signal Integrity increased $55.0 million in the first nine months of fiscal year 2025 compared to the first nine months of fiscal year 2024, primarily driven by a $34.2 million increase in data center sales and a $20.9 million increase in telecommunications sales. Net sales from Analog Mixed Signal and Wireless increased $37.6 million in the first nine months of fiscal year 2025 compared to the first nine months of fiscal year 2024, primarily driven by a $26.0 million increase in LoRa-enabled sales, a $10.2 million increase in TVS product sales, and a $4.7 million increase in proximity sensing sales. Net sales from IoT Systems and Connectivity decreased $110.2 million in the first nine months of fiscal year 2025 compared to the first nine months of fiscal year 2024, primarily driven by a $110.9 million decrease in IoT Hardware sales, partially offset by a $0.6 million increase in managed connectivity sales.

Gross Profit
The following table summarizes our gross profit and gross margin by reportable segment:

	Nine Months Ended
	October 27, 2024		October 29, 2023
(in thousands, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Signal Integrity	$116,652	61.6%	$76,461	57.0%
Analog Mixed Signal and Wireless	133,458	56.2%	115,066	57.6%
IoT Systems and Connectivity	88,036	38.0%	143,626	42.0%
Unallocated costs, including share-based compensation	(12,122)		(38,513)
Total	$326,024	49.5%	$296,640	43.9%
In the first nine months of fiscal year 2025, gross profit increased $29.4 million to $326.0 million from $296.6 million in the first nine months of fiscal year 2024. This increase was primarily driven by a $40.2 million increase from Signal Integrity, which experienced higher sales led by data center and 10G PON due to stronger demand, a $24.6 million decrease in the amortization of acquired technology intangible assets related to the Sierra Wireless Acquisition due to impairments in the fourth quarter of fiscal year 2024, a $18.4 million increase from Analog Mixed Signal and Wireless, which experienced higher sales due to stronger demand, particularly with TVS consumer products, a $3.3 million decrease for amortization of inventory step-up due to the finalization of measurement period adjustments in the second quarter of fiscal year 2024 related to the Sierra Wireless Acquisition, partially offset by a $55.6 million decrease from IoT Systems and Connectivity due to lower IoT Hardware sales primarily driven by soft demand causing decreased sales volume and pricing pressures.
Our gross margin was 49.5% in the first nine months of fiscal year 2025, compared to 43.9% in the first nine months of fiscal year 2024. Gross margin from Signal Integrity was 61.6% in the first nine months of fiscal year 2025, compared to 57.0% in the first nine months of fiscal year 2024, primarily due to higher volume reducing overhead. Gross margin from Analog Mixed Signal and Wireless was 56.2% in the first nine months of fiscal year 2025, compared to 57.6% in the first nine months of fiscal year 2024, primarily due to higher overhead and price erosion. Gross margin from IoT Systems and Connectivity was 38.0% in the first nine months of fiscal year 2025, compared to 42.0% in the first nine months of fiscal year 2024, primarily driven by softer demand and pricing pressures.
Operating Expenses, net

	Nine Months Ended				Change
(in thousands, except percentages)	October 27, 2024		October 29, 2023
Product development and engineering	$124,251	42%	$144,945	23%	(14)%
Selling, general and administrative	167,835	56%	165,022	28%	2%
Intangible amortization	737	—%	14,606	2%	(95)%
Restructuring	4,505	2%	14,608	2%	(69)%
Goodwill impairment	—	—%	281,821	45%	(100)%
Total operating expenses, net	$297,328	100%	$621,002	100%	(52)%
Product Development and Engineering Expenses
Product development and engineering expenses decreased $20.7 million in the first nine months of fiscal year 2025 compared to the first nine months of fiscal year 2024 primarily as a result of a $10.0 million decrease in new product introduction expenses, a $9.5 million net decrease in staffing-related costs due to lower headcount and a $2.3 million decrease in facilities expenses, partially offset by a $1.6 million reduction in tax credits.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $2.8 million in the first nine months of fiscal year 2025 compared to the first nine months of fiscal year 2024 primarily as a result of a $12.7 million net increase in staffing related costs, which reflects higher share-based and other supplemental compensation offset by lower headcount from restructuring, a $3.0 million increase in consulting expenses, a $2.0 million increase in depreciation and a $1.2 million increase in bad debt expense, partially offset by a $13.7 million decrease in transaction and integration expenses primarily related to the Sierra Wireless Acquisition and a $1.0 million reduction in travel expenses.

Intangible Amortization
Intangible amortization decreased by $13.9 million for the first nine months of fiscal year 2025 compared to the same period in fiscal year 2024 due to impairment of intangible assets acquired in the Sierra Wireless Acquisition related to customer relationships and trade name in the fourth quarter of fiscal year 2024. The amortization of acquired technology intangible assets is reflected in cost of sales.
Restructuring
Restructuring decreased by $10.1 million for the first nine months of fiscal year 2025 compared to the same period in fiscal year 2024 primarily due to structural reorganization actions primarily in the prior year period to reduce our workforce as a result of cost-saving measures and internal resource alignment including from the realization of synergies of the Sierra Wireless Acquisition.
Goodwill Impairment
There was no goodwill impairment for the first nine months of fiscal year 2025 compared to $281.8 million of goodwill impairment for the same period in fiscal year 2024 due to valuation adjustments of goodwill related to the Sierra Wireless Acquisition. See Note 8, Goodwill and Intangible Assets, to our interim unaudited condensed consolidated financial statements for additional information.
Interest Expense
Interest expense, including amortization and write-off of deferred financing costs, remained relatively consistent at $72.6 million and $73.0 million for the first nine months of fiscal years 2025 and 2024, respectively.
Loss on Extinguishment of Debt
In addition to the write-off of $5.5 million of deferred financing costs as a result of approximately $188.1 million of 2028 Notes extinguished in exchange for common stock in the first nine months of fiscal year 2025, which was recorded in "Interest expense" in the Statements of Operations, we recognized a loss on extinguishment of debt equal to the difference between the fair value of our common stock delivered to certain holders of the 2028 Notes and the carrying value of the outstanding debt, accrued interest and third-party fees related to the Exchange Agreements. In the first nine months of fiscal year 2025, in connection with the exchange transactions, we recognized $144.7 million of loss included in "Loss on extinguishment of debt" in the Statements of Operations.
Investment Impairments and Credit Loss Reserves, Net
During the first nine months of fiscal year 2025, investment impairments and credit loss reserves, net totaled a loss of $1.1 million due to an other-than-temporary impairment on one of our non-marketable equity investments. During the first nine months of 2024, investment impairments and credit loss reserves, net totaled a loss of $2.3 million due to adjustments to our credit loss reserve for our available-for-sale debt securities.
Provision for Income Taxes
In the first nine months of fiscal year 2025, we recorded income tax expense of $11.2 million, compared to income tax expense of $53.9 million in the first nine months of fiscal year 2024. The change in our tax provision for the first nine months of fiscal year 2025 compared to the first nine months of fiscal year 2024 was primarily due to a regional mix of income, nondeductible loss on extinguishment of debt and changes in valuation allowance. The effective tax rates in the first nine months of fiscal years 2025 and 2024 differ from the statutory federal income tax rate of 21% primarily due to a regional mix of income, changes in valuation allowance, non-deductibility of goodwill impairment, impact of GILTI, R&D credits and nondeductible loss on extinguishment of debt.
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
We believe that our cash on hand, cash available from future operations and available borrowing capacity under our Revolving Credit Facility (as defined below) are sufficient to meet liquidity requirements for at least the next 12 months, including funds needed for our material cash requirements. As of October 27, 2024, we had $136.5 million in cash and cash equivalents and $287.2 million of available undrawn borrowing capacity on our Revolving Credit Facility, subject to net leverage limitations and customary conditions precedent, including the accuracy of representations and warranties and the absence of defaults. Over the longer-term, we expect to fund our business using cash flows from operating activities.
As of October 27, 2024, we were in compliance with the financial covenants in the Credit Agreement (as defined below). Based on our current amount of debt outstanding and financial projections, management believes we will maintain compliance with our financial covenants and that our existing cash, projected operating cash flows and available borrowing capacity under the Revolving Credit Facility are adequate to meet our operating needs, liabilities and commitments over the next twelve months from the issuance of the accompanying interim unaudited condensed consolidated financial statements.
As of October 27, 2024 and January 28, 2024, there was $2.9 million outstanding under the letters of credit, swing line loans and alternative currency sub-facilities outstanding under the Revolving Credit Facility.
A meaningful portion of our capital resources, and the liquidity they represent, are held by our subsidiaries outside of the U.S. As of October 27, 2024, our foreign subsidiaries held $119.1 million of cash and cash equivalents, compared to $104.6 million at January 28, 2024. Our liquidity may be impacted by fluctuating exchange rates. For additional information on exchange rates, see Item 3–Quantitative and Qualitative Disclosures About Market Risk.
In connection with the enactment of the Tax Act, all historic and current foreign earnings are taxed in the U.S. Depending on the jurisdiction, these foreign earnings are potentially subject to a withholding tax, if repatriated. As of October 27, 2024, our historical undistributed earnings prior to fiscal year 2023 of our foreign subsidiaries are intended to be permanently reinvested outside of the U.S. With the enactment of the Tax Act, which amended the Internal Revenue Code of 1986, all post-1986 previously unremitted earnings for which no U.S. deferred tax liability had been accrued were subject to U.S. tax. As a result of the U.S. taxation of these amounts, we have determined that none of the foreign earnings from fiscal year 2023 onward will be permanently reinvested outside of the U.S. If we needed to remit all or a portion of our historical undistributed earnings to the U.S. for investment in our domestic operations, any such remittance could result in increased tax liabilities and a higher effective tax rate. Determination of the amount of the unrecognized potential deferred tax liability on these unremitted earnings is not practicable.
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
As of October 27, 2024, the borrowing capacity on the revolving credit facility under the Credit Agreement (the "Revolving Credit Facility") is $500.0 million, of which $162.5 million matured on November 7, 2024 and $337.5 million is scheduled to mature on January 12, 2028 (subject to, in certain circumstances, an earlier springing maturity), and the term loans thereunder (the "Term Loans") are scheduled to mature on January 12, 2028 (subject to, in certain circumstances, an earlier springing maturity).
As of October 27, 2024, we had $622.6 million outstanding under the Term Loans and $210.0 million outstanding under the Revolving Credit Facility, which had available undrawn borrowing capacity of $287.2 million, subject to net leverage limitations and customary conditions precedent, including the accuracy of representations and warranties and the absence of defaults.
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

As of October 27, 2024, we were in compliance with the financial covenants in our Credit Agreement. The Credit Agreement also contains customary provisions pertaining to events of default. If any event of default occurs, the obligations under the Credit Agreement may be declared due and payable, terminated upon written notice to us and existing letters of credit may be required to be cash collateralized.
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
We used approximately $72.6 million of the net proceeds from the 2027 Notes to pay for the cost of the Convertible Note Hedge Transactions, after such cost was partially offset by approximately $42.9 million of proceeds to us from the sale of Warrants in connection with the issuance of the 2027 Notes, all as defined and described in Note 9, Long-Term Debt to our interim unaudited condensed consolidated financial statements. The Convertible Note Hedge Transactions and Warrants transactions are indexed to, and potentially settled in, our common stock and the net cost of $29.7 million has been recorded as a reduction to additional paid-in capital in the consolidated statement of stockholders' equity (deficit). We used the remaining net proceeds to fund a portion of the consideration in the Sierra Wireless Acquisition and to pay related fees and expenses. For additional information on the 2027 Notes, Convertible Note Hedge Transactions and the Warrants, see Note 9, Long-Term Debt to our interim unaudited condensed consolidated financial statements.
Convertible Senior Notes Due 2028
On October 26, 2023, we issued and sold $250.0 million in aggregate principal amount of 2028 Notes in a private placement. The 2028 Notes were issued pursuant to an indenture, dated October 26, 2023, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. The 2028 Notes bear interest at a rate of 4.00% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2024. The 2028 Notes will mature on November 1, 2028, unless earlier converted, redeemed or repurchased. As of October 27, 2024, approximately $62.0 million of the 2028 Notes remained outstanding. The 2028 Notes were offered and sold only to eligible purchasers who are both "qualified institutional buyers" within the meaning of Rule 144A under the Securities Act and "accredited investors" within the meaning of Rule 501(a) under the Securities Act, in reliance on Section 4(a)(2) under the Securities Act.
The 2028 Notes are not currently redeemable. The 2028 Notes may be converted at the option of the holders at the times and under the circumstances and at the conversion rate described in Note 9, Long-Term Debt, to our interim unaudited condensed consolidated financial statements. As of October 27, 2024, one of the conditions allowing holders of the 2028 Notes to convert had been met. The trading price of our common stock remained above 130% of the applicable $20.37 conversion price for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, October 25, 2024 (the last trading day of the quarter ended October 27, 2024), resulting in the right of the holders of the 2028 Notes to convert their 2028 Notes beginning October 28, 2024 through January 24, 2025 (the last trading day of the quarter ending January 26, 2025). If converted, we will settle in cash the aggregate principal amount of the 2028 Notes to be converted, and for the remainder of the conversion obligations in excess of the aggregate principal amount of the notes being converted, we will settle the obligations in either cash, shares of our common stock, or any combination thereof, at our option.
On July 11, 2024 and July 15, 2024, we entered into the Exchange Agreements with certain holders of the 2028 Notes. Pursuant to the Exchange Agreements, certain holders of the 2028 Notes exchanged with us approximately $188.1 million in aggregate principal amount of 2028 Notes held by them for an aggregate of 10,378,431 shares of our common stock, which number of shares was determined over an averaging period that commenced on July 12, 2024. We accounted for these exchange transactions as a partial debt extinguishment and recognized a loss on extinguishment of debt equal to the difference between the fair value of our common stock delivered to certain holders of the 2028 Notes and the carrying value of the outstanding debt, accrued interest and third-party fees related to the Exchange Agreements. In the nine months ended October 27, 2024, in connection with the exchange transactions, we recognized $144.7 million of loss included in "Loss on extinguishment of debt" in the Statements of Operations and $5.5 million of loss resulting from the write-off of deferred financing costs included in "Interest expense" in the Statements of Operations.
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
We did not repurchase any shares of our common stock under the program in the first nine months of fiscal year 2025 or in the first nine months of fiscal year 2024. As of October 27, 2024, the remaining authorization under the program was $209.4 million. To the extent we repurchase any shares of our common stock under the program in the future, we expect to fund such repurchases from cash on hand and borrowings on our Revolving Credit Facility. We have no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.
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
Material Cash Requirements
Except as disclosed above, there have been no material changes to our cash requirements from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2024.
Cash Flows
In summary, our cash flows for each period were as follows:

	Nine Months Ended
(in thousands)	October 27, 2024	October 29, 2023
Net cash provided by (used in) operating activities	$24,491	$(107,839)
Net cash used in investing activities	(4,085)	(26,266)
Net cash (used in) provided by financing activities	(12,057)	24,337
Effect of foreign exchange rate changes on cash and cash equivalents	(430)	(1,922)
Net increase (decrease) in cash and cash equivalents	$7,919	$(111,690)
Operating Activities
Net cash provided by or used in operating activities is driven by net income or loss adjusted for non-cash items and fluctuations in operating assets and liabilities.
Operating cash flows for the first nine months of fiscal year 2025 compared to the first nine months of fiscal year 2024 were favorably impacted by a significant decrease in annual bonus payments, lower payroll costs related to reduced headcount, a decrease in income tax payments, and lower transaction and integration costs primarily related to the Sierra Wireless

Acquisition, and were unfavorably impacted by an 2.6% decrease in net sales, higher restructuring payments related to employee termination benefits and an incremental increase in inventory spend.
Investing Activities
Net cash provided by or used in investing activities is primarily driven by capital expenditures, purchases and sales of investments, purchases of intangibles, and proceeds from corporate-owned life insurance.
Capital expenditures were $5.2 million for the first nine months of fiscal year 2025, which were lower due to cost-saving initiatives, compared to $27.5 million for the first nine months of fiscal year 2024 as we made investments to update and expand our production capabilities.
In the first nine months of fiscal year 2025, we sold investments for proceeds of $2.7 million. In the first nine months of fiscal year 2025, we paid $0.4 million for strategic investments, including investments in companies that are enabling the LoRa® and LoRaWAN® -based ecosystem, compared to $0.9 million for the first nine months of fiscal year 2024.
Purchases of intangibles were $5.9 million for the first nine months of fiscal year 2025, which included capitalized development costs and software licenses.
In the first nine months of fiscal year 2025 and 2024, we received $4.8 million and $2.5 million of proceeds, respectively, from corporate-owned life insurance, which were used to pay deferred compensation distributions.
Financing Activities
Net cash provided by or used in financing activities is primarily attributable to proceeds or payments on our Revolving Credit Facility, payments related to deferred financing costs, payments related to employee share-based compensation payroll taxes and proceeds from the exercise of stock options.
In the first nine months of fiscal year 2025, we made a payment of $5.0 million on our Revolving Credit Facility. In the first nine months of fiscal year 2024, we borrowed $70.0 million on our Revolving Credit Facility.
In the first nine months of fiscal year 2025, we paid $0.8 million for deferred financing costs, compared to $17.8 million for the first nine months of fiscal year 2024.
In the first nine months of fiscal year 2025, we paid $7.3 million for employee share-based compensation payroll taxes and received proceeds of $1.2 million from the exercise of stock options. In the first nine months of fiscal year 2024, we paid $5.5 million for employee share-based compensation payroll taxes. We do not directly control the timing of the exercise of stock options. Such exercises are independent decisions made by grantees and are influenced most directly by the stock price and the expiration dates of stock option awards. Such proceeds are difficult to forecast, resulting from several factors that are outside our control. We believe that such proceeds will remain a nominal source of cash in the future.
Critical Accounting Estimates
Our critical accounting estimates are disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 28, 2024. There have been no significant changes to our policies during the nine months ended October 27, 2024.
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

Foreign Currency Risk
Our foreign operations expose us to the risk of fluctuations in foreign currency exchange rates against our functional currencies and we may economically hedge this risk with foreign currency contracts (such as currency forward contracts). Gains or losses on these balances are generally offset by corresponding losses or gains on the related hedging instruments. As of October 27, 2024, our largest foreign currency exposures were from the Australian Dollar, Canadian Dollar, Euro, Swiss Franc, South Korean Won, and Great British Pound.
We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign exchange rates of 10% for all currencies could be experienced in the near-term. These reasonably possible adverse changes were applied to our total monetary assets and liabilities denominated in currencies other than our functional currency as of the end of our third quarter of fiscal year 2025. The adverse impact these changes would have had (after taking into account balance sheet hedges only) on our income before taxes is $4.7 million for the quarter ended October 27, 2024.
Interest rate and credit risk
We are subject to interest rate risk in connection with the portion of the outstanding debt under our Credit Agreement that bears interest at a variable rate as of October 27, 2024.
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
Based upon our $232.6 million of unhedged floating-rate outstanding indebtedness as of October 27, 2024, the adverse impact a one percentage point increase in Term SOFR would have on our interest expense is $2.3 million.
Interest rates also affect our return on excess cash and investments. As of October 27, 2024, we had $136.5 million of cash and cash equivalents. A majority of our cash and cash equivalents generate interest income based on prevailing interest rates. Interest income, net of reserves, generated by our investments and cash and cash equivalents was $0.5 million in the third quarter of fiscal year 2025. A significant change in interest rates would impact the amount of interest income generated from our cash and investments. It would also impact the market value of our investments.
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
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. We maintain cash held in deposit at financial institutions in the U.S. These deposits are insured by the FDIC in an amount up to $250,000 for any depositor. To the extent we hold cash deposits in amounts that exceed the FDIC insurance limitation, we may incur a loss in the event of a failure of any of the financial institutions where we maintain deposits. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or any applicable foreign government in the future or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a future failure or liquidity crisis. In addition, if any of our partners or parties with whom we conduct business are unable to access funds due to the status of their financial institution, such parties' ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. Management believes we are not exposed to significant risk due to the financial position of the depository institution, but will continue to monitor regularly and adjust, if needed, to mitigate risk. We have established guidelines regarding diversification of our investments and their maturities, which are designed to maintain principal and maximize liquidity. To date, we have not experienced any losses associated with this credit risk and continue to believe that this exposure is not significant.

ITEM 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. As a result of the material weaknesses in our internal control over financial reporting described in Item 9A., Controls and Procedures, in our Annual Report on Form 10-K for the fiscal year ended January 28, 2024 filed with the SEC on March 28, 2024, and as outlined below, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of October 27, 2024.
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
Changes in Internal Controls
Other than the remediation measures described above, there were no changes to our internal control over financial reporting that occurred during the fiscal quarter ended October 27, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
Issuer Purchase of Equity Securities
None.
ITEM 3.Defaults Upon Senior Securities
None.
ITEM 4.Mine Safety Disclosures
Not applicable.

ITEM 5.Other Information
Insider Trading Arrangements
Securities Trading Arrangements of Directors and Executive Officers
The following table sets forth certain information regarding any "Rule 10b5-1 trading arrangements" (a "trading plan") or "non-Rule 10b5-1 trading arrangements," each as defined Item 408 of Regulation S-K, adopted or terminated by the Company's directors and executive officers during the third fiscal quarter ended October 27, 2024. All of these trading plans were adopted during the Company's quarterly open trading window in accordance with the Company's Stock Trading Guidelines for Semtech Stock.

		Date of Action	Trading Arrangements
Name and Title	Action		Rule 10b5-1(a)	Non-Rule 10b5-1(b)	Total Shares to be Sold (c)	Duration (d)
Mark Lin	Adopt	09/17/2024	X		68,113 (e)	December 17, 2024 through September 9, 2025
EVP and Chief Financial Officer
Imran Sherazi	Adopt	09/19/2024	X		14,488 (f)	December 19, 2024 through December 25, 2025
SVP and General Manager, Signal Integrity Products Group
Asaf Silberstein	Adopt	09/05/2024	X		15,500	December 6, 2024 through September 30, 2025
EVP and Chief Operating Officer
Gregory Fischer	Adopt	09/04/2024	X		1,888	December 10, 2024 through December 31, 2025
Director
(a) Intended to satisfy the affirmative defense of Rule 10b5-1(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
(b) Not intended to satisfy the affirmative defense of 10b5-1(c) promulgated under the Exchange Act.
(c) The numbers in this column represent the maximum number of shares of our common stock that may be sold pursuant to each trading plan.
(d) Transactions under the trading plan may occur during the specified plan duration period and will expire the earlier of the end of the specified plan duration period or the completion of all sales under such trading plan.
(e) This number includes shares of our common stock issuable pursuant to unvested restricted stock unit awards ("RSUs") and unvested performance stock units ("PSUs"). The PSUs are subject to the achievement of certain performance conditions as set forth in the applicable PSU agreement. The actual number of PSUs that vest following the end of an applicable performance period, if any, vary and therefore the resulting shares of our common stock available for sale under the plan will depend on the attainment of the performance metrics. The maximum number of shares to be sold will be reduced by net shares withheld to satisfy tax withholding obligations that arise in connection with the vesting and settlement.
(f) This number includes shares of our common stock issuable pursuant to unvested RSUs. The maximum number of shares to be sold will be reduced by net shares withheld to satisfy tax withholding obligations that arise in connection with the vesting and settlement.

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
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended October 27, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income and Loss, (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flow and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended October 27, 2024, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMTECH CORPORATION
Registrant

Date:	December 3, 2024	/s/ Mark Lin
Mark Lin
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)