Form 10-K
period 2025-01-26
SEMTECH CORP
filed 2025-03-25
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 26, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant (based upon the closing sale price of $30.99 on The Nasdaq Global Select Market) as of July 28, 2024 was approximately $1.7 billion. Stock held by directors, officers and stockholders owning 10% or more of the outstanding common stock (as reported by stockholders on Schedules 13D and 13G) were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.
Number of shares of our common stock, $0.01 par value per share, outstanding at March 21, 2025: 86,503,534.
____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement in connection with registrant’s 2025 annual meeting of stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended January 26, 2025 are incorporated by reference into Part III hereof.

SEMTECH CORPORATION
INDEX TO FORM 10-K
FOR THE YEAR ENDED JANUARY 26, 2025

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

Special Note
Regarding Forward-Looking and Cautionary Statements
This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as future financial performance, future operational performance, the anticipated impact of specific items on future earnings, and our plans, objectives and expectations. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "objective," "estimate," "develop," "should," "could," "will," "designed to," "projections," or "outlook," or other similar expressions constitute forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results and events to differ materially from those projected. Potential factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to the Summary Risk Factors listed below and those set forth under "Risk Factors" in Item 1A of this Annual Report on Form 10-K, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission ("SEC"). In light of the significant risks and uncertainties inherent in the forward-looking information included herein that may cause actual performance and results to differ materially from those predicted, any such forward-looking information should not be regarded as representations or guarantees by the Company of future performance or results, or that its objectives or plans will be achieved, or that any of its operating expectations or financial forecasts will be realized. Reported results should not be considered an indication of future performance. Investors are cautioned not to place undue reliance on any forward-looking information contained herein, which reflect management's analysis only as of the date hereof. These forward-looking statements speak only as of the date hereof. Except as required by law, the Company assumes no obligation to publicly release the results of any update or revision to any forward-looking statement that may be made to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated or future events, or otherwise.
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
Risks Relating to Macroeconomic and Industry Conditions
•Our future results may fluctuate, fail to match past performance or fail to meet expectations which may cause our stock price to be volatile.
•The cyclical nature of the industry we operate in may limit our ability to maintain or increase net sales and operating results during industry downturns, and the average selling prices of products in our markets have historically decreased rapidly.
•Disruptions in U.S. government operations and funding could have a material adverse effect on our business, financial condition and results of operations.
•Adverse developments affecting the financial services industry could affect our current and projected business operations, financial condition and results of operations.
Risks Relating to Production Operations and Services
•Any interruption or loss of supplies or services from the limited number of suppliers and subcontractors on which we rely could significantly interrupt our business operations, and the production of our products and our suppliers' manufacturing capacity may constrain our ability to increase product sales and revenue.
•Our products may be found to be defective, liability claims may be asserted against us and we may not have sufficient liability insurance.
•Obsolete inventories as a result of changes in demand for our products and in the life cycles of our products could adversely affect our business, operating results and financial condition.
•Business interruptions, such as natural disasters, acts of violence and the outbreak of contagious diseases could harm our business and have a material adverse effect on our operations.
•We depend on mobile network operators to promote and offer acceptable wireless data services.
Risks Relating to Research and Development, Engineering, Intellectual Property and New Technologies
•We may be unsuccessful in developing and selling new products and our customers require our products to undergo a lengthy, expensive qualification process without assurance of sales.
•Our products may fail to meet new industry standards or requirements, and the efforts to meet such industry standards or requirements could be costly.
•Unfavorable or uncertain conditions in the 5G infrastructure market may cause fluctuations in our rate of revenue growth or financial results.
•We may be unable to adequately protect our intellectual property rights and we may be found to infringe on the intellectual property rights of others or be required to enter into intellectual property licenses on unfavorable terms.
•We must commit resources to product production prior to receipt of purchase commitments and could lose some or all of the associated investment.
•We may be unable to make the substantial investments in research and development that are required to remain competitive in our business.
•We may need to transition to smaller geometry process technologies and achieve higher levels of design integration to remain competitive and may experience delays and increased expenses, or fail to efficiently implement this transition.
•Certain software we use is from open source code sources, which, may lead to unintended consequences.
Risks Relating to International Operations
•Export restrictions and laws affecting trade and investments may limit our ability to sell to certain customers, and we sell and trade with customers around the world, which subjects our business to increased risks.
•Adverse changes to general economic conditions in China could have a material and adverse impact on a substantial portion of our sales and financial results, and the benefit of various incentives from Chinese governments may be reduced or eliminated which could increase our costs or limit our ability to sell products and conduct activities in China.

•Our foreign currency exposures may change over time as the level of activity in foreign markets grows, and we may be subject to increased tax liabilities and an increased effective tax rate if we need to remit funds held by our foreign subsidiaries.
Risks Relating to Sales, Marketing and Competition
•The loss of any one of our small number of customers or failure to collect a receivable from them could adversely affect our business.
•The volatility of customer demand limits our ability to predict future levels of sales and profitability.
•The termination of a distributor could negatively impact our business, including net sales, inventory, cost of goods sold, and accounts receivable.
•Our inability to effectively control the sales of our products on the gray market.
•Competition from new or established IoT (defined below), cloud services and wireless services companies or from those with greater resources.
Risks Relating to Governmental Regulations
•Changes in government trade policies could have an adverse impact on our business or the business of our customers.
•Certain of our products and services are subject to laws and regulations in the regions in which we operate.
•We are subject to government regulations and other standards that impose operational and reporting requirements.
•Our failure to comply with any applicable environmental regulations could result in a range of consequences and ESG matters (as defined below) may impose additional costs and expose us to new risks.
•The processing of user data could give rise to liabilities or additional costs.
•Certain of our customers and suppliers require us to comply with their codes of conduct.
•Changes in our effective tax rates, the adoption of new U.S. or foreign tax legislation or exposure to additional tax liabilities, or material differences between our forecasted annual effective tax rates and actual tax rates could adversely affect our operating results.
•We may be subject to taxation and review of our compliance with income, value-added and other sales-type tax regulations in other jurisdictions.
Risks Relating to our Business Strategies, Integration, Personnel and Other Operations
•Our business and growth depend on our ability to attract and retain qualified personnel.
•We have and expect to continue to encounter difficulties integrating ours and Sierra Wireless, Inc.'s, businesses and operations and we may not realize the anticipated benefits from the acquisition of Sierra Wireless.
•A disruption in our information systems could adversely affect our business operations.
•We face risks associated with companies we have acquired in the past and may acquire in the future, as well as risks associated with any divestitures of previously acquired companies, and we may be required to recognize additional impairment charges in the future.
•The costs associated with our indemnification obligations could be higher in future periods.
Risks Relating to Compliance
•We may discover material weaknesses in our internal controls over financial reporting in the future or fail to achieve and maintain effective disclosure controls, procedures and internal control over financial reporting.
Risks Relating to our Indebtedness
•Our indebtedness could adversely affect our business, financial condition, and results of operations.
•Covenants in the Credit Agreement (as defined below) may restrict our ability to pursue our business strategies, and any violation of the covenants could have a material adverse effect on our financial condition and results of operations.
•The accounting method for the Notes (as defined below) could adversely affect our financial condition and results.
•Conversion of the Notes may dilute or otherwise depress the price of our common stock, and certain provisions in the indentures governing the Notes may delay or prevent an otherwise beneficial takeover attempt of us.
•The Convertible Note Hedge Transactions and Warrants (each as defined below) may affect the trading price of our common stock, and we are subject to counterparty risk with respect to the Convertible Note Hedge Transactions.

PART I

Item 1.    Business
General
We are a leading provider of high-performance semiconductor, Internet of Things ("IoT") systems and cloud connectivity service solutions and were incorporated in Delaware in 1960. We design, develop, manufacture and market a diverse portfolio of products for commercial applications, addressing the global infrastructure, high-end consumer and industrial end markets.
Infrastructure: data centers, passive optical networks ("PON"), base stations, optical networks, servers, carrier networks, switches and routers, cable modems, wireless local area network ("LAN") and other communication infrastructure equipment. This market has expanded to support artificial intelligence-driven applications and general compute data center applications.
High-End Consumer: smartphones, tablets, smart glasses, wearables, desktops, notebooks, wireless charging, set-top boxes, digital televisions, monitors and displays, digital video recorders and other consumer equipment.
Industrial: IoT applications such as connected spaces (smart cities, buildings, factories, facilities and commercial buildings), smart utilities (electricity, water, gas and smart grid), wireless charging, medical, security systems, automotive, industrial and home automation, supply chain management, asset tracking and logistics, analog and digital video broadcast equipment, video-over-IP solutions and other industrial equipment.
Our end customers for our silicon solutions are primarily original equipment manufacturers ("OEMs") that produce and sell technology solutions. Our IoT module, router, gateways and managed connectivity solutions ship to IoT device makers, enterprises and solution providers to provide IoT connectivity to end devices.
Overview of the Semiconductor and IoT Industries
The semiconductor industry is broadly divided into analog, digital, and mixed-signal semiconductor products. Analog semiconductors condition and regulate "real world" functions such as temperature, speed, sound and electrical current. Digital semiconductors process binary information, such as that used by computers. Mixed-signal devices incorporate both analog and digital functions into a single chip and provide the ability for digital electronics to interface with the outside world.
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
Current key trends in IoT include: (i) the increasing adoption of edge computing, spurred by the need for real-time data processing and the desire to reduce latency and improve access to information; and (ii) as the focus on security and data privacy as more devices become connected, the risk of cybersecurity incidents and data breaches increases, resulting in needed implementation of robust security measures across the entire IoT ecosystem. IoT interoperability and standardization are important as the number of connected devices continues to grow, and it is essential that these devices can communicate with each other seamlessly, regardless of the underlying technology or platform.
We see substantial potential in the IoT market, particularly in verticals such as metering, connected places and asset tracking. With our extensive portfolio of IoT solutions, including modules, routers, gateways (together "IoT Hardware") and connected services, we believe we are well positioned to capitalize on the growing demand for connected devices and to help our customers navigate the complex IoT landscape.

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
The infrastructure, high-end consumer and industrial end markets we supply are characterized by several trends that we believe drive demand for our products. The key trends that we believe are significant for our future growth include:
•Increasing bandwidth over high-speed networks, fueling growth in high-speed multimedia transmission, as well as better connectivity;
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
Leverage outsourced manufacturing capacity
We outsource most of our manufacturing in order to focus more of our resources on designing, developing and marketing our products. A significant amount of our third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are in the United States ("U.S."), China, Taiwan and Vietnam. We believe that outsourcing our manufacturing provides us numerous benefits, including capital efficiency, the flexibility to adopt and leverage emerging process technologies without significant investment risk, and a more variable cost of goods, all of which provide us with greater operating flexibility.
Products and Technology
We design, develop and market high-performance analog and mixed-signal semiconductors and advanced algorithms, as well as wireless semiconductors, connectivity modules, gateways, routers and connected services for IoT. We operate and account for results in three reportable segments—Signal Integrity, Analog Mixed Signal and Wireless, and IoT Systems and Connectivity—that represent three separate operating segments (see Note 16, Segment Information, to our Consolidated Financial Statements).
Signal Integrity. We design, develop, manufacture and market a portfolio of optical and copper data communications and video transport products used in a wide variety of infrastructure and industrial applications. Our comprehensive portfolio includes integrated circuits ("ICs") for data centers, enterprise networks, PON, and wireless base station optical transceivers. Our high-

speed interfaces range from 100Mbps to 1.6Tbps and support key industry standards such as Fibre Channel, InfiniBand, Ethernet, PON and synchronous optical networks. Our video products offer advanced solutions for next generation high-definition broadcast applications.
Analog Mixed Signal and Wireless. We design, develop, manufacture and market high-performance protection devices, which are often referred to as transient voltage suppressors ("TVS") and specialized sensing products. TVS devices provide protection for electronic systems where voltage spikes (called transients), such as electrostatic discharge, electrical over stress or secondary lightning surge energy, can permanently damage sensitive ICs. Our portfolio of protection solutions include filter and termination devices that are integrated with the TVS device. Our products provide robust protection while preserving signal integrity in high-speed communications, networking and video interfaces. These products also operate at very low voltage. Our protection products can be found in a broad range of applications including smart phones, LCD and organic light-emitting diode TVs and displays, set-top boxes, monitors and displays, tablets, computers, notebooks, base stations, routers, automobile and industrial systems. Our unique sensing technology enables proximity sensing and advanced user interface solutions for our mobile and consumer products. We also design, develop, manufacture and market a portfolio of specialized radio frequency products used in a wide variety of industrial, medical and communications applications. Our wireless products, which include our LoRa® devices and wireless radio frequency technology ("LoRa Technology"), feature industry leading and longest-range industrial, scientific and medical radio, enabling a lower total cost of ownership and increased reliability. These features make these products particularly suitable for machine-to-machine and IoT applications. We also design, develop, and market power product devices that control, alter, regulate, and condition the power within electronic systems focused on the LoRa and IoT infrastructure segment. The highest volume product types within this category are switching voltage regulators, combination switching and linear regulators, smart regulators, isolated switches, and wireless charging. Our video products offer advanced solutions for highly differentiated audio video-over-IP technology for professional audio video applications.
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
Our net sales by operating segment are detailed in the table below. As described in Note 16, Segment Information, to our Consolidated Financial Statements, our segment results reflect changes in our operating segments that went into effect following organizational restructurings in the first quarter of fiscal 2025. We currently have three reportable segments. All prior year information in the tables below has been revised retrospectively to reflect the change to the Company's reportable segments:

	Fiscal Years
(in thousands)	2025	2024	2023
Signal Integrity	$261,747	$177,033	$298,290
Analog Mixed Signal and Wireless	322,899	260,264	443,239
IoT Systems and Connectivity	324,641	431,461	15,004
Total	$909,287	$868,758	$756,533
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
Semtech End Markets
Our products are sold primarily to customers in the infrastructure, high-end consumer and industrial end markets. Our net sales by major end market as a percentage of total net sales are detailed below:

	Fiscal Years
(percentage of net sales)	2025	2024	2023
Infrastructure	27%	19%	38%
High-End Consumer	16%	14%	21%
Industrial	57%	67%	41%
Total	100%	100%	100%
We believe that our diversity in end markets provides stability to our business and opportunity for growth.
Seasonality
Our net sales are subject to some seasonal variation. Our net sales also have been affected by the cyclical nature of the semiconductor industry, and typically the fourth fiscal quarter tends to be softer in demand as compared to our other fiscal quarters.
Sales and Marketing
Net sales made through independent distributors during fiscal years 2025, 2024 and 2023 were 72%, 66% and 85%, respectively.
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
In fiscal years 2025, 2024 and 2023, net sales in the U.S. represented 21%, 24% and 13% of our net sales. Net sales to customers located in China (including Hong Kong) comprised 43% of our net sales in fiscal year 2025. No other geography outside the U.S. comprised more than 5% of our sales in fiscal year 2025.
Concentration of Net Sales - Significant Customers
The following table sets forth the concentration of sales among the customers that accounted for more than 10% of our net sales in one or more of the periods indicated:

	Fiscal Years
(percentage of net sales) (1)	2025	2024	2023
Customer A	10%	*	16%
Customer B	13%	10%	13%
Customer C	*	*	11%
(1) In each period with an asterisk, the customer represented less than 10% of the Company's net sales.

Concentration of Accounts Receivable - Significant Customers
The following table shows customers that had an outstanding receivable balance that represented at least 10% of our total net receivables as of one or more of the dates indicated:

(percentage of net receivables) (1)	January 26, 2025	January 28, 2024
Customer D	12%	*
Customer B	12%	15%
(1) In each period with an asterisk, the customer represented less than 10% of the Company's net receivables.
Backlog
The majority of our backlog is typically requested for delivery within six months and a substantial portion of our backlog is subject to cancellation or rescheduling. Our backlog at any particular date, therefore, is not necessarily indicative of actual sales that may be generated for any succeeding period. In markets where the end system life cycles are relatively short, customers typically request delivery in four to thirteen weeks. We do not have any significant backlog with deliveries beyond 18 months.
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
Though we use third-party wafer foundries for sourcing our silicon needs, we maintain internal process development capabilities. Our process engineers work closely with our third-party foundries on the improvement and development of process capabilities. We use various manufacturing processes, including Bipolar, CMOS, RF-CMOS and Silicon Germanium BiCMOS processes. Our IoT Systems products designs are primarily managed internally. We maintain management of design engineering, software engineering, manufacturing engineering and manufacturing test development.
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
Our development and production facilities in Colorado Springs, Colorado provide assembly and services for a portion of our very small form factor protection devices. These activities accommodate situations in which tight coupling with product design is desirable or where there are unique requirements. We use third-party subcontractors to perform almost all of our other assembly and test operations and a majority of our assembly and test activity is conducted by third-party subcontractors located in Canada, China, Malaysia, Taiwan and Vietnam. We have operations offices located in Canada, China, Malaysia, Taiwan and Vietnam that support and coordinate some of the worldwide shipment of products. We have installed our own test equipment at some of our packaging and testing subcontractors in order to ensure a certain level of capacity, assuming the subcontractor has ample employees to operate the equipment.
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
Semiconductor Industry
The semiconductor industry is characterized by decreasing average unit selling prices over the life of a product and as volumes increase. However, price decreases can sometimes be quite rapid and faster than the rate of increase of the associated product volumes. We believe we compete effectively based upon our ability to capitalize on efficiencies and economies of scale in production and sales, and our ability to maintain or improve our productivity and product yields to reduce manufacturing costs. The semiconductor industry is also characterized by rapid technological change, design and other technological obsolescence. We believe we compete effectively based on our success in developing new products that implement new technologies, protection of our trade secrets and know-how and maintaining high product quality and reliability.
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
In addition, we have established a strong leadership position by being early to market with leading edge, high-performance, high-quality products that support the latest wireless technologies. We are a global market leader in wireless cellular embedded modules for IoT with a broad product portfolio, a global footprint, strong relationships with global OEMs and unique software platforms. Our competitors in this line of business are specialized manufacturers of wireless communication modules and solutions.
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
Intellectual Property and Licenses
We have been granted 304 U.S. patents and 515 foreign patents and have numerous patent applications pending with respect to our products and to technologies associated with our business. The expiration dates of issued patents range from 2025 to 2044. Although we consider patents to be helpful in maintaining a competitive advantage, we do not believe they create definitive competitive barriers to entry. There can be no assurance that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated, or circumvented by others. While our various intellectual property ("IP") rights are important to our success, we do not believe any individual patent, group of patents, or the expiration thereof would materially affect our business operations.

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
Circuit design engineers, layout engineers, product and test engineers, application engineers, and field application engineers are key employees. Together they perform the critical tasks of design and layout of ICs and other products, turning these circuits into silicon devices, and conferring with customers about designing these devices into their applications. The majority of our engineers fit into one of these categories. Most of these engineers have many years of experience in the design, development, and layout of circuits targeted for use in protection, advanced communications and power management, multimedia and data communications, and wireless and sensing applications. We also employ several software engineers and systems engineers that specialize in the development of software and systems architecture, who enable us to develop systems-oriented products in select markets.
Our IoT business employs specialized engineering teams skilled in the areas of radio design, hardware design, embedded software design, cloud-based application development and cellular network design. The product development teams include leaders with extensive experience in their fields, along with younger graduates from leading universities.
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
Human Capital
As of January 26, 2025, our year-over-year headcount decreased from 1,917 to 1,838 full-time employees worldwide, of whom 1,390 employees were based outside of the U.S. The decrease was primarily related to a combination of normal voluntary turnover and managing our overall labor cost investments.
As of January 26, 2025, we had 921 employees in research and development, 296 employees in operations, and 621 employees in selling, general and administrative, including functions that support operational activities. As of January 26, 2025, we also had 33 independent contractors. None of our employees or contract workers are represented by a labor union except for our employees in France who are represented by work counsels.
Our focus on innovation gives us a unique appreciation for the importance of recruitment, retention and the professional development of our employees. Our talent acquisition processes focus on the increasingly complex talent market and building our pipeline for a more inclusive workforce. The health and well-being of our employees and their families remains our highest priority, and supporting and improving the local communities in which our employees are located is an important part of our culture. We continue to benchmark and enhance our total compensation and benefits packages across the countries in which our offices are located.
Talent
Our talent strategy involves our efforts to achieve an optimal balance of internal development, supplemented by external hires. This approach contributes to and enhances our employee loyalty and commitment. As of the end of fiscal year 2025, our average employee tenure is eight years, reflecting the strong engagement of our employees. As new employees continue to join Semtech, we expect their contributions to bring fresh ideas to help drive innovation and continuous improvement.
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
Compensation
Our pay-for-performance philosophy incentivizes individual and team performance that directly contributes to the achievement of company objectives. We provide compensation packages that include a competitive base salary, annual incentive bonus opportunities, and long-term equity awards, as appropriate. Our compensation program is designed to attract, reward and retain those highly talented individuals who possess the critical skills necessary to support our business objectives, contribute to the achievement of our annual strategic goals and create long-term value for our stockholders. We believe that a compensation program that rewards employees both for short-term and long-term performance aligns employees' and our stockholders' interests.
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
Diversity and Inclusion
We are committed to our efforts to increase diversity and foster an inclusive work environment that supports our global workforce and helps us provide innovative solutions for our customers. We continue our focus on improving our hiring, development, advancement and retention of diverse talent and our overall diversity representation.
We continuously promote inclusion through our stated core values and principles. We provide training to all employees to improve their understanding of behaviors that can be perceived as discriminatory, exclusionary, and/or harassing. Employees are encouraged to report such behaviors to management or via anonymous hotline.
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

Item 1A.    Risk Factors
Please carefully consider and evaluate all of the information in this Annual Report on Form 10-K and the risk factors listed below. If any of these risks actually occur, our business could be materially harmed. If our business is harmed, the trading price of our common stock could decline. See also "Special Note Regarding Forward Looking and Cautionary Statements and Summary Risk Factors" at the beginning of this Annual Report on Form 10-K.
Risks Relating to Macroeconomic and Industry Conditions
Our future results may fluctuate, fail to match past performance or fail to meet expectations as a result of conditions beyond our control, such as general economic conditions in the markets we compete, conditions unique to our industry and the financial health and viability of our suppliers and customers, which may cause our may cause our stock price to be volatile.
Our results may fluctuate in the future, may fail to match our past performance or fail to meet our expectations and the expectations of analysts and investors as a result of conditions beyond our control which may trigger volatile changes in our stock price. Our results and related ratios, such as gross margin, operating income percentage and effective tax rate may fluctuate for a variety of reasons beyond our control, including: general economic conditions in the countries where we sell our products, including recessions or inflationary pressures; financial market instability or disruptions to the banking system due to bank failures, geopolitical turmoil, such as the conflicts in the Middle East and between Russia and Ukraine and any sanctions, export controls or other retaliatory actions against, or restrictions on doing business with Russia, as well as any resulting disruption, instability or volatility in the global markets and industries resulting from such conflict; the availability of adequate supply commitments from our outside suppliers; the timing of new product introductions by us, our customers and our competitors; seasonality and variability in the computer market and our other end markets; product obsolescence; the scheduling, rescheduling or cancellation of orders by our customers; the cyclical nature of demand for our customers’ products; our ability to predict and meet evolving industry standards and consumer preferences; our ability to develop new process technologies and achieve volume production; changes in manufacturing yields; capacity utilization; product mix and pricing; movements in exchange rates, interest rates or tax rates; our ability to integrate and realize synergies from acquisitions; the manufacturing and delivery capabilities of our subcontractors and litigation and regulatory matters. Securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities or substantial declines following a company’s failure to meet guidance or estimates. For example, we are currently subject to three putative securities class action complaints relating to a drop in our stock price and could become involved in additional litigation of this type in the future if our stock price is volatile for any reason.
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
The semiconductor industry has in the past experienced, and may continue to experience, periods of oversupply which has resulted in significantly reduced prices for semiconductor devices and components, including our products, both as a result of general economic changes and overcapacity. Oversupply causes greater price competition and can cause our revenue, gross margins and net income to decline. During periods of weak demand, customers typically reduce purchases, delay delivery of products and/or cancel orders for our products. Order cancellations, reductions in order size or delays in orders could occur and would materially adversely affect our business and results of operations. Actions to reduce our costs may be insufficient to align our structure with prevailing business conditions. We may be required to undertake additional cost-cutting measures and may be unable to invest in marketing, research and development and engineering at the levels we believe are necessary to maintain our competitive position. Our failure to make these investments could seriously harm our business.
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
Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank ("SVB"), Signature Bank and Silvergate Capital Corp. were each swept into receivership.
We hold the vast majority of our financial assets in our name through third-party financial institutions. Uncertainty remains over liquidity concerns in the broader financial services industry, and our business, our business partners, or industry as a whole may be adversely impacted in ways that we cannot predict at this time. Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. The U.S. Department of Treasury, Federal Deposit Insurance Corporation and Federal Reserve Board may not provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or may not do so in a timely fashion.
Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
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
A majority of our package and test operations are performed by third-party contractors based in the U.S., China and Taiwan. Our international business activities, in general, are subject to a variety of potential risks resulting from political and economic uncertainties, including rising tensions between the U.S. and China. Any political turmoil or trade restrictions in these countries, particularly China, could limit our ability to obtain goods and services from these suppliers and subcontractors. Additionally, the geopolitical developments in relations between Taiwan and China could affect the supply of our products from Taiwan. Such developments could include restriction on the export of products from Taiwan to China and/or restrictions on the import of Taiwanese-origin products into China. The effect of an economic crisis or political turmoil impacting our suppliers located in these countries may impact our ability to meet the demands of our customers. A public health crisis or any further political developments or health concerns in markets in which our third-party contractors and suppliers are based could result in social, economic and labor instability, adversely affecting the supply of our products and, in turn, our business, financial condition and results of operations. If we find it necessary to transition the goods and services received from our existing suppliers or subcontractors to other firms, we would likely experience an increase in production costs, including additional costs on supply transitions, and a delay in production associated with such a transition, both of which could have a significant negative effect on our operating results, as these risks are substantially uninsured.
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
Our general warranty policy for products provides for repair or replacement of defective parts. In some cases, a refund of the purchase price is offered. Our standard terms for our service offerings also limit our liability, and in some cases specify the remedies the customer is entitled to receive if the services fail to meet applicable service level objectives. However, in certain instances, we have agreed to other terms, including some indemnification provisions, which could prove to be significantly more costly than our standard remedies. We attempt to limit our liability through our standard terms and conditions and negotiation of sale and other customer contracts, but such limitations may not be accepted or effective. While we maintain some insurance for such events, a successful warranty or product liability claim against us in excess of our available insurance coverage, if any, and established reserves, or a requirement that we participate in a product recall, would have adverse effects (that could be material) on our business, operating results and financial condition. Additionally, in the event that our products or services fail to perform as expected, our reputation may be damaged, which could make it more difficult for us to sell our products and services to existing and prospective customers and could adversely affect our business, operating results and financial condition.
Obsolete inventories as a result of changes in demand for our products and changes in the life cycles of our products could adversely affect our business, operating results and financial condition.
The life cycles of some of our products depend heavily upon the life cycles of the end-products into which our products are designed. End-market products with short life cycles require us to manage closely our production and inventory levels. Inventory may also become obsolete because of adverse changes in end-market demand. We may in the future be adversely affected by obsolete or excess inventories, which may result from unanticipated changes in the estimated total demand for our products or the estimated life cycles of the end-products into which our products are designed. Further, some customers restrict how far back the date of manufacture for our products can be, which can render our products obsolete. In addition, certain customers may stop ordering products from us and go out of business due to adverse economic conditions or otherwise, thereby causing some of our product inventory to become obsolete. As a result, our inventory may become obsolete for reasons beyond our control, which may adversely affect our business, operating results and financial condition.
Business interruptions, such as natural disasters, acts of violence and the outbreak of contagious diseases, could harm our business and have a material adverse effect on our operations.
Earthquakes and other natural disasters, terrorist attacks, armed conflicts, wars and other acts of violence, and other national or international crisis, calamity or emergency, including the outbreak of pandemic or contagious disease may result in interruption to the business activities of us, our suppliers and our customers and overall disruption of the economy at many levels. These events may directly impact our physical facilities or those of our customers and suppliers. Additionally, these events, which are generally unforeseeable and difficult to predict, may cause some of our customers or potential customers to reduce their level of expenditures on certain services and products, which could ultimately reduce our revenue.
Our corporate headquarters, a portion of our assembly and research and development activities, and certain other critical business operations are located near major earthquake fault lines and areas which have experienced more frequent, more extreme and less predictable weather conditions. Wildfire risks increased in California and our operations and personnel could be impacted by damages, losses, power outages including safety shutoffs and mandatory evacuations. We have experienced higher fire insurance costs and an increased likelihood of damage, power outages and catastrophic loss to our facilities. We do not maintain earthquake insurance and our business could be harmed in the event of a major earthquake. We generally do not maintain flood coverage, including for our Asian locations where certain of our operations support and sales offices are located. Such flood coverage has become very expensive; as a result we have elected not to purchase this coverage. If one of these locations were to experience a major flood, our business may be harmed.
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
We operate in a dynamic environment characterized by price erosion, rapid technological change, and design and other technological obsolescence. For example, the artificial intelligence ("AI") market is subject to rapid technological change, product obsolescence, frequent new product introductions and feature enhancements, changes in end-user requirements and evolving industry trends and legal standards. Our competitiveness and future success depend on our ability to predict and adapt to these changes in a timely and cost-effective manner by designing, developing, manufacturing, marketing and providing support for our own new products and technologies. A failure to achieve design wins, to introduce these new products in a timely manner, or to achieve market acceptance for these products on commercially reasonable terms could harm our business.
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
Prior to purchasing our products, certain of our customers require that our products undergo an extensive qualification process, which involves testing of the products in the customer's system as well as rigorous reliability testing. This qualification process may continue for six months or longer. However, qualification of a product by a customer does not ensure any sales of the product to that customer. Even after successful qualification and sales of a product to a customer, a subsequent revision to the product or software, changes in the manufacturing process or the selection of a new supplier by us may require a new qualification process, which may result in delays and in us holding excess or obsolete inventory. After our products are qualified, it can take an additional six months or more before the customer commences volume production of components or devices that incorporate our products. We devote substantial resources, including design, engineering, sales, marketing and management efforts, toward qualifying our products with customers in anticipation of sales, and such costs may increase in the future. If we are unsuccessful or delayed in qualifying any of our products with a customer, such failure or delay would preclude or delay sales of such product to the customer, which may impede our growth and cause our business to suffer.
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
We pursue patents for select products and unique technologies, and we also rely on trade secret protections through a combination of nondisclosure agreements and other contractual provisions, as well as our employees’ commitment to confidentiality and loyalty, to protect our know-how and processes. We intend to continue protecting our proprietary technology, including through trademark and copyright registrations and patents, but we may not be successful in achieving adequate protection. Our failure to adequately protect our material know-how and processes could harm our business. The steps we take may not be adequate to protect our proprietary rights, our patent applications may not lead to issued patents, others may develop or patent similar or superior products or technologies, and our patents may be challenged, invalidated, or circumvented by others. The costs of enforcing our rights in our intellectual property can also be substantial, and the outcome of any enforcement measures is uncertain. Furthermore, the laws of the countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as laws in the U.S.
We may be found to infringe on the intellectual property rights of others or be required to enter into intellectual property licenses on unfavorable terms.
The industries in which we operate have many participants that own, or claim to own, proprietary intellectual property. We license technology, intellectual property, and software from third parties for use in our products and services, and may be required to license additional technology, intellectual property, and software in the future. Some licensors have instituted policies limiting the products they will cover under their licenses to end products only, which limits our ability to obtain licenses from such licensors, where required, for our wireless embedded module products. We may not be able to maintain our third-party licenses or obtain new licenses when required.
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
Intellectual property litigation in the wireless communications area is prevalent. In the past, claims have been brought against us both by operating companies and by third parties whose primary (or sole) business purpose is to acquire patents and other intellectual property rights, and not to manufacture and sell products and services. These entities aggressively pursue litigation, resulting in increased litigation costs for us. Infringement of intellectual property can be difficult to determine, and litigation may be necessary to determine infringement of intellectual property rights. In many cases, these third parties are companies with substantially greater resources than us, and they may choose to pursue complex litigation to a greater degree than we could. Regardless of whether these infringement claims have merit or not, we may be subject to the following:
•we may be found to be liable for substantial damages, liabilities and litigation costs, including attorneys' fees;
•we may be prohibited from further use of intellectual property because of an injunction and may be required to cease selling our products that are subject to the claim;
•we may have to license third party intellectual property, incurring royalty fees that may or may not be on commercially reasonable terms; in addition, we may not be able to successfully negotiate and obtain such a license from the third party;
•we may have to develop a non-infringing alternative, which could be costly and delay or result in the loss of sales; in addition, we may not be able to develop such a non-infringing alternative;

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
While we intend to continue to invest in research and development, including the integration and use of artificial intelligence, we may be unable to make the substantial investments that are required to remain competitive in our business.
The industries in which we operate are subject to rapid technological change and require substantial investment in research and development in order to bring to market new and enhanced solutions and remain competitive. In particular, the competitive landscape in AI and machine learning technologies is rapidly evolving, with certain of our competitors already leveraging these technologies to enhance their products and service offerings. The integration and use of AI and machine learning technologies in our products and operations present significant opportunities for innovation and efficiency, but only to the extent we are able to effectively keep up with the pace of technological change.
We are unable to predict whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. The added costs could prevent us from being able to maintain a technology advantage over larger competitors that have significantly more resources to invest in research and development. In addition, the technologies which are the focus of our research and development expenditures may not become commercially successful or generate any revenue.
We may need to transition to smaller geometry process technologies and achieve higher levels of design integration to remain competitive and may experience increased costs and delays in this transition or fail to efficiently implement this transition.
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
Sales to customers outside the U.S. accounted for approximately 79% of net sales for fiscal year 2025. Sales to customers located in China (including Hong Kong) comprised 43% of our sales in fiscal year 2025. International sales are subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors and representatives, difficulties in staffing and managing foreign subsidiary and branch operations and potentially adverse tax consequences. Other risks include local business and cultural factors that may differ from our domestic standards and practices, including business practices from which we are prohibited from engaging by the Foreign Corrupt Practices Act and other anti-corruption laws and regulations, laws of certain foreign countries that may not protect our products, assets or intellectual property rights to the same extent as do U.S. laws, and difficulties enforcing contracts in such foreign countries generally. These factors may harm our business. Our use of the Semtech name may be prohibited or restricted in some countries, which may negatively impact our sales efforts.
A substantial portion of our sales is derived from China and adverse changes to general economic conditions in China could have a material and adverse impact on our sales and financial results.
In fiscal year 2025, sales to customers in China comprised 43% of our net sales. The continuing economic slowdown in China could adversely affect our sales to customers in China and consequently, our business, operating results and financial condition. In addition, there are risks that the Chinese government may, among other things, require the use of local suppliers, impose or propose new or higher tariffs on U.S. products, compel companies that do business in China to partner with local companies to conduct business, or provide incentives to government-backed local customers to buy from local suppliers rather than companies like ours, all of which could adversely impact our business, operating results and financial condition. Further, changes in U.S. and global social, political, regulatory and economic conditions or in laws and policies governing trade with China as a result of rising tensions could adversely affect our business.

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
As a global enterprise, we face exposure to adverse movements in foreign currency exchange rates. Certain of our assets, including certain bank accounts, exist in non-U.S. dollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. The non-U.S. dollar-denominated currencies are principally the Swiss franc, euro, Canadian dollar, Mexican peso, Japanese yen, Great British pound and Australian dollar. We also have a significant number of employees that are paid in foreign currency, including those based in Australia, Canada, France, India, Mexico, Switzerland, Taiwan, and United Kingdom.
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
With the enactment of the Tax Cuts and Jobs Act ("Tax Act"), all post-1986 previously unremitted earnings for which no U.S. deferred tax liability had been accrued were subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, we have determined that none of our current foreign earnings will be permanently reinvested. If we needed to remit all or a portion of our historical undistributed earnings to the U.S. for investment in our domestic operations, any such remittance could result in increased tax liabilities and a higher effective tax rate. Determination of the amount of the unrecognized deferred tax liability on these unremitted earnings is not practicable.
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
We believe that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and end customers. We may not be able to maintain or increase sales to some of our top customers for a variety of reasons, including that our agreements with our customers do not require them to purchase a minimum quantity of our products; rapid technological changes in our customers' product portfolios, particularly in AI and data center end markets; some of our customers can stop incorporating our products into their own products with limited notice to us and suffer little or no penalty; and many of our customers have pre-existing or concurrent relationships with our current or potential competitors that may affect the customers’ decisions to purchase our products. The loss of a major customer, a reduction in sales to any major customer or our inability to attract new significant customers could seriously impact our revenue and materially and adversely affect our business, financial condition and results of operations.
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
In fiscal year 2025, authorized distributors accounted for approximately 72% of our net sales. We generally do not have long-term contracts with our distributors and most can terminate their agreement with us with little or no notice. For fiscal year 2025, our largest distributors were based in Asia. The termination of any of our distributor relationships could impact our net sales and limit our access to certain end-customers. It could also result in the return of excess inventory of our product held by that distributor. Since many distributors simply resell finished products, they generally operate on very thin profit margins. If a distributor were to terminate an agreement with us or go out of business, our accounts receivable from the particular distributor would be subject to significant collection risk. Our reliance on distributors also subjects us to a number of additional risks, including: write-downs in inventories associated with stock rotation rights and increases in provisions for price adjustments granted to certain distributors; potential reduction or discontinuation of sales of our products by distributors; failure to devote resources necessary to sell our products at the prices, in the volumes and within the time frames that we expect; dependence upon the continued viability and financial resources of these distributors, some of which are small organizations with limited working capital and all of which depend on general economic conditions and conditions within the semiconductor and IoT industries; dependence on the timeliness and accuracy of shipment forecasts and resale reports from our distributors; and management of relationships with distributors, which can deteriorate as a result of conflicts with efforts to sell directly to our end customers. If any significant distributor becomes unable or unwilling to promote and sell our products, or if we are not able to renew our contracts with the distributors on acceptable terms, we may not be able to find a replacement distributor on reasonable terms or at all and our business could be harmed.
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
•existing or future competitors who may be able to respond more quickly to technological developments and changes, including the integration and use of AI and machine learning technologies, and introduce new products or services before we do; and
•competitors who may independently develop and patent technologies and products that are superior to ours or achieve greater acceptance due to factors such as more favorable pricing, more desired or better-quality features or more efficient sales channels.
If we are unable to compete effectively with our competitors' pricing strategies, technological advances and other initiatives, we may lose customer orders and market share and we may need to reduce the price of our products and services, resulting in reduced revenue and gross margins. In addition, new market entrants or alliances between customers and suppliers could emerge to disrupt the markets in which we operate through disintermediation of our modules business or other means. We may not be able to compete successfully or withstand competitive pressures.
Risks Relating to Governmental Regulations
Changes in government trade policies, including the imposition of new or higher tariffs, could have an adverse impact on our business or the business of our customers, which may materially adversely affect our business operations, sales or gross margins.
The U.S. government has made statements and taken certain actions that have led to, and may lead to, further changes to U.S. and international trade policies, including the imposition of new or higher tariffs affecting certain products exported by a number of U.S. trading partners, including Canada, China, the European Union, and Mexico. In response, many U.S. trading partners, including Canada, China, the European Union, and Mexico have imposed or proposed new or higher tariffs on U.S. products. The tariffs imposed by the U.S. on products imported from China include parts and materials used in semiconductor manufacturing and could have the effect of increasing the cost of materials we use to manufacture certain products, which could result in lower margins. The U.S. government has also taken actions targeting exports of certain technologies to China which could lead to additional restrictions on the export of products that include or enable certain technologies, including products we provide to China-based customers. In addition, the geopolitical headwinds driven by export restrictions and tariffs imposed by the U.S. government may weaken demand for our products.
We cannot predict what further actions may ultimately be taken with respect to tariffs or trade relations between the U.S. and other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. The U.S. government continues to make significant and frequent changes in trade policies that could negatively affect our business, and there may be further changes in trade policy. Accordingly, it is difficult to predict exactly how, and to what extent, such actions may impact our business, or the business of our customers, partners or vendors. Any unfavorable government policies on international trade, such as capital controls or tariffs, may further affect the demand for our products, increase the cost of components, delay production, impact the competitive position of our products or prevent us from being able to sell products in certain countries, and may have a material adverse effect on our business, operating results and financial condition. Any resulting trade wars could have a significant adverse effect on world trade and global economic conditions and could adversely impact our revenues, gross margins and business operations.
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
The state, federal and international regulations and listing exchange standards, including those promulgated by the SEC and The Nasdaq Stock Market LLC ("Nasdaq"), have been revised, and may in the future continue to be revised. These developments have increased, and may continue to increase, our legal compliance and financial reporting costs. For example, in March 2024, the SEC adopted a rule requiring registrants to include certain climate-related disclosures in registration statements and annual reports. While the SEC's climate-related disclosure rules are currently stayed pending completion of judicial review, certain international and state regulations regarding climate-related disclosure continue in force. Currently, the ultimate impact of these laws on our business is uncertain and may result in increased costs, risk of litigation, reputational harm or other harm with customers, regulators, investors or other stakeholders.
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
Certain of our products and services as well as the operation of our businesses involves the collection, use, processing, disclosure, transmission and storage ("Processing") of a large volume of data (including personal information). Numerous state, federal and international laws, rules and regulations govern the Processing of personal information and can expose us to third party claims, enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties, significant legal liability and harm to our reputation if our compliance efforts fail or are perceived to fail.
For example, the European Union General Data Protection Regulation ("GDPR") became effective on May 25, 2018. Failure to comply with the GDPR may result in fines of up to the greater of 20 million euros or 4% of a company’s annual global revenue. Canada’s Personal Information Protection and Electronic Documents Act and applicable provincial laws also impose strict requirements for Processing personal information that applies to our business operations. And in the U.S., a number of states have enacted or have proposed to enact state privacy laws. For example, the California Consumer Privacy Act ("CCPA") gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered businesses to provide new disclosures to California residents and provide such individuals ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that is expected to increase data breach litigation. Additionally, the California Privacy Rights and Enforcement Act of 2020 ("CPRA") further expands the CCPA with additional data privacy compliance requirements that may impact our business, and establishes a regulatory agency dedicated to enforcing those requirements. A determination that we have violated any of these or other privacy or data protection laws could result in significant damage awards, fines and other penalties that could, individually or in the aggregate, materially harm our business and reputation.
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
In addition, our efforts to protect our systems and the data (including personal information) processed may be unsuccessful. We and our service providers may suffer a data breach or compromise, hackers or other unauthorized parties may gain access to personal information or other data, and any such data compromise or access may not be discovered or remediated on a timely basis. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data security and other laws, and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition, and results of operations.
Certain of our customers and suppliers require us to comply with their codes of conduct, which may include certain restrictions that may substantially increase our cost of doing business as well as have an adverse effect on our operating efficiencies, operating results and financial condition.
Certain of our customers and suppliers require us to agree to comply with their codes of conduct, which may include detailed provisions on labor, human rights, health and safety, environment, corporate ethics and management systems. Certain of these provisions are not requirements under the laws of the countries in which we operate and may be burdensome to comply with on a regular basis. Moreover, new provisions may be added or material changes may be made to any these codes of conduct, and we may have to promptly implement such new provisions or changes, which may substantially further increase the cost of our business, be burdensome to implement and/or adversely affect our operational efficiencies and operating results. If we violate any such codes of conduct, we may lose further business with the customer or supplier and, in addition, we may be subject to fines from the customer or supplier. While we believe that we are currently in material compliance with our customers and suppliers’ codes of conduct, any one of our customers and suppliers could audit our compliance with such code of conduct and determine otherwise. A loss of business from these customers or suppliers could have a material adverse effect on our business, operating results and financial condition.

Our operating results could be adversely affected as a result of changes in our effective tax rates, the adoption of new U.S. or foreign tax legislation or exposure to additional tax liabilities, or by material differences between our forecasted annual effective tax rates and actual tax rates.
Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in applicable tax laws or their interpretation. We are also subject to the examination of our tax returns and other tax matters by the Internal Revenue Service of the U.S. ("IRS") and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. We cannot predict the outcome of these examinations. If our effective tax rates were to increase, particularly in the U.S., Canada or Switzerland, or if the ultimate determination of taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows, and financial condition could be adversely affected. See the risk factor captioned "We may be subject to increased tax liabilities and an increased effective tax rate if we need to remit funds held by our subsidiaries outside the U.S." above.
The Organization for Economic Co-operation and Development (the "OECD") has been working on a Base Erosion and Profit Shifting ("BEPS") Project, and since 2015 has been issuing guidelines and proposals with respect to various aspects of the existing framework under which our tax obligations are determined in countries in which we do business. In 2021, the OECD announced that more than 140 member jurisdictions have politically committed to potential changes to the international corporate tax system, including enacting a minimum tax rate of at least 15% as part of the OECD’s "Pillar Two" initiative. During December 2022, the European Union reached an agreement on the introduction of a minimum tax directive requiring member states to enact local legislation. On December 22, 2023, the Swiss Federal Council officially declared the entry into force of the Swiss implementation of the OECD’s Pillar Two rules beginning January 1, 2024, which imposes global minimum tax of 15% on multination enterprises with an annual revenue exceeding €750 million in at least two out of the last four years. We met the revenue thresholds requirement in fiscal year 2025, and the impact was recorded as part of our provision for income taxes. The OECD’s proposed changes have not generally been enacted into law in all of the jurisdictions in which we operate. We will continue to monitor countries’ laws with respect to the OECD model rules and the Pillar Two global minimum tax. Future tax law changes resulting from these developments may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities.
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
In addition, although the Creating Helpful Incentives to Produce Semiconductors and Science Act ("CHIPS Act") provides various incentives and tax credits to U.S. companies in connection with semiconductor manufacturing, we may be unsuccessful (including, relative to the efforts of our competitors) in any efforts to obtain such incentives and tax credits.
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
Corporate responsibility, specifically related to environmental, social and governance ("ESG") matters, may impose additional costs and expose us to new risks.
Public ESG and sustainability reporting is becoming more broadly expected by certain investors, shareholders and other third parties. Certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed, and others may in the future develop, scores and ratings to evaluate companies and investment funds based upon ESG or "sustainability" metrics. Many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s ESG or sustainability scores as a reputational or other factor in making an investment decision. In addition, certain of our investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with such company to improve ESG disclosure or performance and may also make voting decisions, or take other actions, to hold these companies and their boards of directors accountable. At the same time, certain governmental representatives and other stakeholders have increasingly expressed or pursued opposing views, legislation and investment expectations around sustainability initiatives, including the enactment or proposal of "anti-ESG" legislation or policies. We may face reputational damage in the event our corporate responsibility initiatives or objectives, including with respect to board diversity, do not meet the standards set by our investors, shareholders, lawmakers, listing exchanges or other constituencies, or if we are unable to achieve an acceptable ESG or sustainability rating from third party rating services. A low ESG or sustainability rating by a third-party rating service could also result in the exclusion of our common stock from consideration by certain investors who may elect to invest with our competition instead. Ongoing focus on corporate responsibility matters by investors and other parties as described above may impose additional costs or expose us to new risks.
In addition, one or more of our customers have also requested, and other customers may in the future request, that we achieve net zero carbon emissions. We may incur costs to achieve our carbon and other environmental sustainability goals and the goals of our customers. Such activity may require us to modify our supply chain practices, make capital investments to modify certain aspects of our operations or increase our operating costs. We may not achieve any of our climate goals or the goals of our customers and any future investments that we make in furtherance of achieving our climate goals or the goals of our customers may not produce the expected results or meet increasing stakeholder environmental, social and governance expectations. If we do not meet these goals, we could incur adverse publicity and reaction or the loss of business from certain of our customers, which could adversely impact our reputation, and in turn adversely impact our results of operations.
Furthermore, new climate change laws and regulations could require us to change our manufacturing processes or procure substitute raw materials that may cost more or be more difficult to procure. Various jurisdictions in which we do business have implemented, or in the future could implement or amend, restrictions on emissions of carbon dioxide or other greenhouse gases ("GHG"), limitations or restrictions on water use, regulations on energy management and waste management, and other climate change-based rules and regulations, which may increase our expenses and adversely affect our operating results. Continuing political and social attention to the issue of sustainability has also resulted in new regulations requiring disclosure of extensive information on climate-related matters and other sustainability topics. The State of California recently passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that will impose broad climate-related disclosure obligations on certain companies doing business in California, subject to minimum revenue requirements, starting in 2026. Based on our net sales for fiscal year 2025, we expect that we will initially be subject only to the Climate-Related Financial Risk Act, which will require biennial reporting of climate-related financial risks. Finally, in March 2024, the SEC finalized a new disclosure rule that will require certain climate-related disclosures, including Scope 1 and 2 GHG emissions, climate-related targets and goals and certain climate-related financial statement metrics, with phase-in compliance beginning in 2026. Although currently stayed pending completion of judicial review, we are assessing our obligations under similar regulations promulgated internationally and by certain states, and expect that compliance could require substantial effort in the future. Enhanced disclosure on climate-related and other sustainability topics could lead to reputational or other harm with customers, regulators, investors or other stakeholders and could also increase our litigation risks relating to statements alleged to have been made by us or others in our industry regarding climate change risks, or in connection with any future disclosures we may make regarding reported emissions, particularly given the inherent uncertainties and estimations with respect to calculating GHG emissions. We expect increased worldwide regulatory activity relating to climate change in the future. Future compliance with these laws and regulations may adversely affect our business and results of operations.
Risks Relating to our Business Strategies, Integration, Personnel and Other Operations
Our business and growth depend on our ability to attract and retain qualified personnel, including our management team and other key personnel, and the inability to attract, hire, integrate, train, retain, or motivate specialized technical and management personnel could harm our business and growth.
Our success and growth depend to a significant degree on the skills and continued services of our management team and other key personnel. If we lose the services of any member of management or any key personnel, we may not be able to locate a suitable or qualified replacement, and we may incur additional expenses to recruit and train a replacement. We have experienced recent changes in our management team. While we seek to manage these transitions carefully, these changes may result in a loss of institutional knowledge and may cause disruptions to our business and growth. If we fail to successfully integrate new key personnel into our organization or if key employees are unable to successfully transition into new roles, our business could be adversely affected. We may not be able to retain our executive officers or key employees in the future. Additionally, lack of effective leadership may lead to low morale, higher turnover, and decreased ability to execute our strategy. The loss of the services of any of our executive officers or key employees, and any failure to have in place and execute an effective succession plan for executive officers or key employees, could disrupt our business and have a significant negative impact on our operating results, prospects and future growth.
In addition, our future success depends upon our ability to attract and retain highly qualified technical, marketing and managerial personnel. We are dependent on a relatively small group of key technical personnel with relevant expertise, including analog and mixed-signal expertise. Personnel with highly skilled managerial capabilities, and relevant expertise, are scarce and competition for personnel with these skills is intense. During fiscal year 2025, we transitioned to a hybrid work model, which requires greater in-office attendance for certain employees while still allowing flexibility for remote work.

However, as a result of our return to office plan or as a result of any further changes to return to work policies or transitions away from remote work, we may experience employee turnover, difficulty hiring new employees or low employee engagement. In addition, continuing macroeconomic related uncertainty may result in significant psychological, emotional or financial burdens for some of our employees, which may impact their productivity and morale and may lead to higher employee absences and higher attrition rates. We may not be able to retain key employees and we may not be successful in attracting, integrating or retaining other highly qualified personnel in the future. If we are unable to retain the services of key employees or are unsuccessful in attracting new highly qualified employees, our business could be harmed.
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
As a result of the Sierra Wireless Acquisition, the amount of our debt increased substantially, resulting in additional interest expense. In the fourth quarter of fiscal year 2023, we borrowed term loans in an aggregate principal amount of $895.0 million under the Term Loan Facility in order to fund a portion of the consideration for the Sierra Wireless Acquisition and related fees and expenses. We have since repaid a significant portion of this debt. Our increased indebtedness as a result of this financing has had, and likely will continue to have, important consequences to us and our stockholders, including: increasing our vulnerability to general adverse economic and industry conditions; limiting our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements; with respect to variable rate indebtedness, risks associated with increases in interest rates; requiring the use of a substantial portion of our cash flow from operations for the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund working capital, future acquisitions, capital expenditures, stock repurchases and general corporate requirements; limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and putting us at a disadvantage compared to our competitors with less indebtedness. See "Item 1A. Risk Factors - Risks Relating to Our Indebtedness - Covenants in the Credit Agreement (as defined below) may restrict our ability to pursue our business strategies and any violation of one or more of the covenants could have a material adverse effect on our financial condition and results of operations," below for further discussion on the impact of our increased indebtedness.
We are also continuing to integrate certain remaining business, operational and administrative systems related to the Sierra Wireless business, which is a complex, costly and time-consuming process. We have encountered and expect to continue to encounter difficulties integrating ours and Sierra Wireless’s businesses and operations, which has adversely impacted and delayed the operational synergies we expected to realize as a result of the acquisition. Our integration of certain business processes related to the Sierra Wireless business has also resulted in material weaknesses in our internal control over financial reporting as further described in Part II, Item 9A, "Controls and Procedures." See "Risks Relating to Compliance" below. It is not certain that we will be successful in integrating Sierra Wireless’ business with our business. Risks related to our ability to successfully complete the integration of the Sierra Wireless business and realize the benefits we anticipated from the Sierra Wireless Acquisition include, but are not limited to the following:
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
We maintain and rely upon certain critical information systems for the effective operation of our business. These information systems include telecommunications, the Internet, our corporate intranet, various computer hardware and software applications, network communications, and e-mail. In some cases, these systems are also used to provide services to our customers. These information systems may be owned by us or by our outsource providers or even third parties such as vendors and contractors and may be maintained by us or by such providers or third parties. These information systems are subject to attacks, failures, and access denials from a number of potential sources including viruses, destructive or inadequate code, insider threats, power failures, and physical damage to computers, hard drives, communication lines and networking equipment. These cybersecurity threats evolve rapidly, including through emerging technologies such as AI. Our use of AI may increase vulnerability to cybersecurity risks, including through unauthorized use or misuse of AI tools, and bad inputs or logic, or the introduction of malicious code incorporated into AI generated code. AI and machine learning may also be used for certain cybersecurity attacks, improving or expanding the existing capabilities of threat actors in unpredictable ways, resulting in greater risks of security incidents and breaches. To the extent that these information systems are under our control, we have implemented security procedures, such as virus protection software, security procedures and emergency recovery processes, to address the outlined risks; however, these measures may not prevent all incidents and our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business. If the systems used for the provision of services to our customers are disrupted, our revenues may be affected, we may incur other liabilities to our customers, and we may suffer reputational damage. Additionally, any compromise of our information security could result in the unauthorized access to or disclosure of our confidential business or proprietary information, including potential theft of our intellectual property or trade secrets (including our proprietary technology) or the unauthorized release of customer, supplier or employee data and result in a violation of privacy or other laws, thus exposing us to litigation, regulatory enforcement or damage to our reputation. To the extent that our business is interrupted or data or proprietary technology is lost, destroyed or inappropriately used or disclosed, such disruption could adversely affect our competitive position, relationship with customers, suppliers or employees or our business, financial condition and operating results. In addition, we may be required to incur significant costs to protect against or repair the damage caused by these disruptions or security breaches in the future, and our insurance may not be adequate to fully reimburse us for all costs and losses we incur.
We face risks associated with companies we have acquired in the past and may acquire in the future, as well as risks associated with any divestitures of previously acquired companies or our businesses or product lines.
We have expanded our operations through the Sierra Wireless Acquisition, and we may continue to expand and diversify our operations with additional acquisitions. Acquisitions may divert management attention and resources from other business objectives. Acquisitions have used and could use in the future a significant portion of our available liquid assets or we could incur debt or issue equity securities to fund acquisitions. Any issuance of equity securities could be dilutive to existing stockholders. Debt financing could subject us to restrictive covenants that could have an adverse effect on our business. Although we undertake detailed reviews of proposed acquisition candidates and attempt to negotiate acquisition terms favorable to us, we may encounter difficulties or incur liabilities for which we have no recourse. Any acquisition may not have a positive impact on our future performance.
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
Potential divestitures of any previously acquired businesses or our current businesses or product lines, including as part of our portfolio rationalization review, also entail significant risks, including the diversion of management’s attention, difficulties in separating the divested operations and the potential loss of key employees or customers. Divestitures could lead to a decrease in revenue and profitability, and any failure to successfully execute these transactions could adversely affect our business, financial condition, and results of operations.
We have incurred substantial impairment charges, and we may be required to recognize additional impairment charges in the future, which could have an adverse effect on our financial condition and operating results.
We assess our goodwill, other intangible assets and our long-lived assets on an annual basis and whenever events or changes in circumstances indicate the carrying value of our assets may not be recoverable, and as and when required by accounting principles generally accepted in the U.S. ("GAAP") to determine whether they are impaired. During fiscal year 2025, we recorded $7.5 million of goodwill impairment. During fiscal year 2024, we recorded $755.6 million of goodwill impairment and $131.4 million of intangible impairments. No impairment was recorded during fiscal year 2023 on our goodwill or intangible assets. See Note 8, Goodwill and Intangible Assets, to our Consolidated Financial Statements for further discussion of these impairment charges. During fiscal years 2025, 2024 and 2023, we also recorded $1.1 million, $3.9 million and $1.2 million of non-cash impairment charges and credit loss reserves on certain of our investments. Future restructuring or appraisal of our business impacting fair value of our assets or changes in estimates of our future cash flows could affect our impairment analysis in future periods and cause us to record either an additional expense for impairment of assets previously determined to be partially impaired or record an expense for impairment of other assets. Depending on future circumstances, we may never realize the full value of intangible assets. Any future determination or impairment of a significant portion of our goodwill and other intangibles could have an adverse effect on our financial condition and operating results.
The costs associated with our indemnification of certain customers, distributors, and other parties could be higher in future periods.
In the normal course of our business, we indemnify other parties, including customers, distributors, and lessors, with respect to certain matters. These obligations typically arise pursuant to contracts under which we agree to hold the other party harmless against losses arising from a breach of representations and covenants related to certain matters, such as acts or omissions of our employees, infringement of third-party intellectual property rights, and certain environmental matters. We may incur significant expense under these indemnification provisions in the future.
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
Risks Relating to Compliance
We previously identified material weaknesses in our internal control over financial reporting. We may discover additional weaknesses in the future and otherwise may fail to achieve and maintain effective disclosure controls, procedures and internal control over financial reporting, which could cause our results of operations, stock price and investor confidence in our Company to be adversely affected.
Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on the effectiveness of their internal control over financial reporting as of the end of each fiscal year. In addition to the Company’s evaluation, our independent registered public accounting firm provides an opinion regarding the effectiveness of our internal control over financial reporting. As disclosed in more detail in Part II, Item 9A, "Controls and Procedures" below, we previously identified material weaknesses that existed as of January 28, 2024, in our internal control over financial reporting. Based on testing performed by management, implemented controls are designed to operate, and are operating, effectively and the material weaknesses have been remediated as of January 26, 2025.
However, we could in the future identify other internal control deficiencies that could rise to the level of a significant deficiency or material weakness or uncover material errors in financial reporting. During the course of our evaluation, we may identify areas requiring improvement and may be required to design additional enhanced processes and controls to address issues identified through this review. In addition, such remediation efforts may not be successful, our internal control over financial reporting may not be effective as a result of these efforts and any such future significant deficiencies identified may be material weaknesses that would be required to be reported in future periods. In addition, our independent registered public accounting firm may not be able to attest that such internal controls are effective when they are required to do so.
If we fail to remediate material weaknesses and maintain effective disclosure controls and procedures or internal control over financial reporting, our ability to accurately record, process, and report financial information and, consequently, our ability to prepare financial statements within required time periods could be adversely affected. Failure to maintain effective internal controls could result in a failure to comply with SEC rules and regulations, stock exchange listing requirements, and the covenants under our debt agreements, subject us to litigation, investigations or enforcement actions, negatively affect investor confidence in our financial statements, and adversely impact our stock price and ability to access capital markets. The defense of any such claims, investigations or enforcement actions could cause the diversion of the Company’s attention and resources and could cause us to incur significant legal and other expenses even if the matters are resolved in our favor.
Further, internal controls related to our financial reporting systems are important to accurately reflect our financial position and results of operations in our financial reports. If, as a result of the ineffectiveness of our internal controls, we cannot provide reliable financial statements, our business decision processes may be adversely affected, our business and results of operations could be harmed, investors could lose confidence in our reported financial information and our ability to obtain additional financing, or additional financing on favorable terms, could be adversely affected.
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
Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. Our business may not generate cash flow from operations, and future borrowings may not be available to us under our existing or any future credit facilities or otherwise, in an amount sufficient to enable us to meet our debt obligations and to fund other liquidity needs. Our current and potential vendors and customers have evaluated our levels of indebtedness in establishing credit limits and supplier standards, and indebtedness could dissuade other companies from doing business with us. We may incur substantial additional indebtedness, including secured indebtedness, for many reasons, including to fund acquisitions. If we add additional debt or other liabilities, the related risks that we face could intensify.
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
In addition, under the Credit Agreement, we are required to maintain a maximum consolidated leverage ratio and a minimum interest expense coverage ratio. Due to the impact of macroeconomic conditions and a softer demand environment on our business and results of operations, we entered into amendments to the Credit Agreement in February 2023, June 2023 and October 2023 to provide additional financial flexibility with respect to the financial covenants in the Credit Agreement. These amendments resulted in, among other things, an increase in the maximum leverage ratio, a decrease in the minimum interest ratio and also introduced a minimum liquidity covenant that applied through January 31, 2025. If we were to exit the covenant relief period provided under the amendments to the Credit Agreement to reduce operating and financial restrictions, financial covenants would revert to levels where maintaining compliance would be more difficult. We were in compliance with all covenants as of January 26, 2025.
In response to adverse market demand conditions, management has taken actions to reduce expenses and maintain compliance with these financial covenants. Failure to meet the covenant requirements in the Credit Agreement would constitute an event of default under the Credit Agreement and there is no certainty we would be able to obtain waivers or amendments with the requisite lenders party thereto in order to maintain compliance. Other covenants in the Credit Agreement may also limit or restrict our ability to take certain actions to address our compliance with certain of the financial covenants in the Credit Agreement. Our ability to meet such financial covenants can also be affected by events beyond our control, and we may not be able to meet such financial covenants.
If an event of default occurs and we are unable to obtain necessary waivers or amendments, the requisite lenders may elect to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. Further, if an event of default occurs, the lenders will have the right to proceed against the collateral granted to them to secure that debt. If the debt under the Credit Agreement were to be accelerated, our assets may not be sufficient to repay in full that debt that may become due as a result of that acceleration. A default under the Credit Agreement or the acceleration of the debt thereunder could also lead to a default under the indentures governing our Notes (as defined below) and the agreements governing any indebtedness we may incur in the future, in which case our obligations under the Notes and any such indebtedness may also be accelerated and become immediately due and payable. We could seek replacement financing at prevailing market rates or raise additional capital by issuing equity or debt securities; however, this may not be on terms favorable to us, or available at all.
The accounting method for the Notes could adversely affect our financial condition and results.
We have adopted accounting guidance that simplifies the accounting for convertible debt that may be settled in cash. As a result, our 1.625% Convertible Senior Notes due 2027 (the "2027 Notes") and 4.00% Convertible Senior Notes due 2028 (the "2028 Notes" and, together with the 2027 Notes, the "Notes"), are recorded on our balance sheet at face value less unamortized debt issuance costs, with interest expense reflecting the cash coupon plus the amortization of the capitalized issuance costs. Additionally, we apply the if-converted method to the Notes in calculating earnings per share, which may reduce our reported diluted earnings per share.
As of January 26, 2025, the conditional conversion feature of the Notes was triggered, so the holders of Notes are entitled to convert their Notes at any time during a specified period at their option. If one or more holders elect to convert their Notes, we are required to settle any converted principal amount of such Notes through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we are required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. Unless the conditional conversion feature is triggered again, the Notes will cease to be convertible on April 25, 2025 (the last trading day of the quarter ended April 27, 2025) and will be reclassified as long-term liabilities. As of January 26, 2025, $319.5 million in aggregate principal amount of 2027 Notes were outstanding and $62.0 million in aggregate principal amount of 2028 Notes were outstanding.
Should the holders of the Notes elect to convert some or all of the outstanding Notes, the Company intends to draw on its Revolving Credit Facility to settle the obligation. To the extent the Notes can be refinanced with the Revolving Credit Facility, a portion of the balance outstanding under the Notes has been classified as long-term.
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
Certain provisions in the indentures governing the Notes may make it more difficult or expensive for a third party to acquire us. For example, the indentures governing the Notes generally require us, at the option of the holders, to repurchase the Notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its Notes in connection with a make-whole fundamental change, as defined in the indentures for the Notes. A takeover of us may trigger the requirement that we repurchase the Notes and/or increase the conversion rate, which could make it costlier for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.
The Convertible Note Hedge Transactions and Warrants transactions may affect the trading price of our common stock.
On October 6, 2022 and October 19, 2022, we entered into privately negotiated convertible note hedge transactions (the "Convertible Note Hedge Transactions") with an affiliate of one of the initial purchasers of the 2027 Notes and another financial institution (collectively, the "Counterparties"). We also separately entered into privately negotiated warrant transactions (the "Warrants") with the Counterparties. The Convertible Note Hedge Transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of the 2027 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2027 Notes, as the case may be. However, the Warrants transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the Warrants.
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
The Counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the Convertible Note Hedge Transactions. Our exposure to the credit risk of the Counterparties is not secured by any collateral. If a Counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the Convertible Note Hedge Transactions with such Counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by a Counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock, and our Counterparties. We may not be financially stable or viable in the future.
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
•Reviews independent security reports that inform us about each vendor’s security posture and historical incidents; and
•Provides a timely evaluation of whether to move forward with the vendor’s engagement based on their cybersecurity risk profile.
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
Governance
Consistent with our overall risk management governance structure, the Vice President of IT Infrastructure and Security ("VP of IT Security") is responsible for the day-to-day management of cybersecurity risk, while our Board of Directors and its Audit Committee play an active, ongoing oversight role.
The Audit Committee or the full Board of Directors receive quarterly cybersecurity updates, which are prepared by our VP of IT Security. The report provides comprehensive cybersecurity updates, including topics such as security incidents, our threat landscape, compliance, key performance metrics and material risks, along with updates on general cybersecurity project execution.
The VP of IT Security works directly with the IT Security Operation Team and the Product Security Team to ensure effective and timely monitoring, prevention, detection, mitigation, and remediation of cybersecurity incidents. In line with our incident response plan, the VP of IT Security informs executive management regarding cybersecurity risks and incidents and provides regular updates about cybersecurity incidents to the Board, the Chief Operating Officer and other members of the executive management team as well as to the Audit Committee and the Board of Directors, as appropriate.
Our VP of IT Security has held IT security and leadership roles at the Company for over 24 years and maintains a wide range of industry certifications including Certified Information Systems Security Professional.
As of the date of this Annual Report on Form 10-K, we are not aware of any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, we can give no assurance that we have detected or protected against all cybersecurity threats or incidents. For additional information on our cybersecurity risks, see "Item 1A. Risk Factors – We rely on certain critical information systems for the operation of our business and a disruption in our information systems, including those related to cybersecurity, could adversely affect our business operations."

Item 2.    Properties
Our corporate headquarters is located in Camarillo, California where we own an approximately 88,000 square foot facility. The parcel on which our headquarters is located can accommodate substantial expansion. As of January 26, 2025, we owned or leased multiple properties. The locations and primary functions of significant properties are summarized in the following table:

Locations	Square Feet	Administration	Research and/or development	Manufacturing support	Sales and marketing	Application engineering	Test and assembly	Reliability testing	Leased
Camarillo, California	88,000	●	●	●	●	●		●
Colorado Springs, Colorado	25,967	●	●	●	●	●	●		●
Colorado Springs, Colorado	51,588	●	●	●	●	●	●
Irvine, California	20,072	●	●	●	●		●		●
San Diego, California	18,189	●	●	●	●	●			●

Richmond, British Columbia, Canada	76,000	●	●	●	●		●	●	●
Burlington, Ontario, Canada	68,000	●	●		●	●	●	●
Neuchatel, Switzerland	37,275	●	●	●	●	●	●	●	●
Taipei, Taiwan	36,720		●		●				●
Pune, India	30,100		●						●
Kanata, Ontario, Canada	29,221	●	●		●	●			●
Rapperswil, Switzerland	17,760	●	●			●			●
Bristol, United Kingdom	17,430	●	●		●	●	●	●	●
Shenzhen, China	15,678	●			●	●			●
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
Holders
As of March 21, 2025, we had 174 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.
Dividends
The payment of dividends on our common stock is within the discretion of our Board of Directors. Currently, we intend to retain earnings to finance the growth of our business. We did not pay cash dividends on our common stock during fiscal years 2025, 2024 or 2023, and our Board of Directors has not indicated an intent to declare a cash dividend on our common stock in the foreseeable future.
Issuer Purchases of Equity Securities
We maintain a stock repurchase program that was initially approved by our Board of Directors and announced by us in March 2008. The stock repurchase program does not have an expiration date and our Board of Directors has authorized expansion of the program over the years. On March 11, 2021, our Board of Directors approved the expansion of the stock repurchase program by an additional $350.0 million. We did not repurchase any shares of our common stock under the program during fiscal year 2025. As of January 26, 2025, the remaining authorization under the program was $209.4 million. Under the program, we may repurchase our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. Our repurchases may be made through Rule 10b5-1 and/or Rule 10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. To the extent we repurchase any shares of our common stock under the program in the future, we expect to fund such repurchases from cash on hand and borrowings on our Revolving Credit Facility (as defined below). We have no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.
Sales of Unregistered Securities
We did not make any sales of unregistered securities during fiscal year 2025 that have not been previously reported.
Performance Graph
This chart and graph show the value of a $100 cash investment at the close of market on the last trading day of fiscal year 2020 in (i) our common stock, (ii) the Nasdaq Composite Index, and (iii) the Philadelphia ("PHLX") Semiconductor Index, and assumes that all dividends are reinvested. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Fiscal Year	2020	2021	2022	2023	2024	2025
Semtech	$100	$135	$129	$63	$39	$139
Nasdaq Composite	$100	$140	$148	$125	$166	$214
PHLX SEMICONDUCTOR SECTOR	$100	$150	$172	$153	$226	$278
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
Item 6.    [Reserved]

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and operating results should be read in conjunction with our Consolidated Financial Statements and related Notes included in Item 8 of this Annual Report on Form 10-K. See also "Special Note Regarding Forward Looking and Cautionary Statements" at the beginning of this Annual Report on Form 10-K.
Overview
We are a leading provider of high-performance semiconductor, IoT systems and cloud connectivity service solutions and were incorporated in Delaware in 1960. We design, develop, manufacture and market a diverse portfolio of products for commercial applications, addressing the global infrastructure, high-end consumer and industrial end markets. Infrastructure end market includes data centers, PON, base stations, optical networks, servers, carrier networks, switches and routers, cable modems, wireless LAN and other communication infrastructure equipment. This market has expanded to support artificial intelligence-driven applications and general compute data center applications. High-end consumer end market includes smartphones, tablets, smart glasses, wearables, desktops, notebooks, wireless charging, set-top boxes, digital televisions, monitors and displays, digital video recorders and other consumer equipment. Industrial end market includes IoT applications such as connected spaces (smart cities, buildings, factories, facilities and commercial buildings), smart utilities (electricity, water, gas and smart grid), wireless charging, medical, security systems, automotive, industrial and home automation, supply chain management, asset tracking and logistics, analog and digital video broadcast equipment, video-over-IP solutions and other industrial equipment. Our end customers for our silicon solutions are primarily OEMs that produce and sell technology solutions. Our IoT module, router, gateway and managed connectivity solutions ship to IoT device makers and enterprises to provide IoT connectivity to end devices.
We report results on the basis of 52 and 53 week periods and our fiscal year ends on the last Sunday in January. Fiscal years 2025, 2024 and 2023 each consisted of 52 weeks.
We remain committed to advancing our role as a leading provider of disruptive platforms that enable our customers to deliver solutions to create a smarter planet. We continue to focus on three secular trends that drive our growth strategy:
1.Enabling a smarter, more sustainable planet through IoT solutions;
2.Addressing the demand for higher bandwidth and performance with lower power consumption; and
3.Supporting greater mobility in an increasingly connected world.
The increasing adoption of our LoRa Technology for low power wide-area networks is providing connectivity solutions that enable IoT networks to make a smarter, more connected planet. Our portfolio of optical and copper connectivity solutions continue to address the demand for greater bandwidth and higher performance, while using less power by our global hyper-scale data center customers. Additionally, the unexpected pivot to online learning and remote work environments during the COVID-19 pandemic exposed the fragile nature of many global networks that struggled under the spike in demand. This has driven infrastructure suppliers around the world to accelerate their investments in high-speed connectivity using 5G wireless and PON technology where we are an industry leader. Though network capacities have normalized to accommodate remote environments, industry demand within hyperscale data centers have expanded to support artificial intelligence-driven applications, as well as general compute data center applications.
The trend toward adoption of finer silicon geometries has accelerated across all categories of end systems, making them increasingly vulnerable to electrical and electromagnetic threats. Our protection solutions, which enable the highest levels of system performance, have found increased adoption across the board, driven by the need to maintain product functionality despite the challenging threat environment (electrical and electromagnetic), and increased system sensitivity to threats due to adoption of finer silicon geometries for implementation of system functions. Finally, the increasing demand for smaller, lower-powered higher performance mobile platforms with more enjoyable organic light-emitting diode displays has benefited our protection and proximity sensing solutions that protect these mobile devices and help our customers comply with radio frequency absorption regulations.
Following our acquisition of Sierra Wireless, Inc. in January 2023, we supply cellular wireless devices and provide services in the wireless communications and information technology industries, enabling connectivity for IoT solutions through cellular and short-range wireless technologies. These technologies primarily include 3G standards such as UMTS (including HSPDA and HSUPA) and EV-DO; 4G standards such as HSPA+, LTE, LTE-A; 5G standards such as fifth generation new radio ("5G NR") standards (both millimeter wave and sub-6 Gigahertz frequencies); Low Power Wide Area ("LPWA") standards such as LTE-M and NB-IoT; and wireless local area network technologies such as Wi-Fi and Bluetooth; and Global Navigation Satellite System ("GNSS") positioning.
We also offer IoT connectivity services that help customers simplify their IoT journey, whether their machines or other connected assets are regionally located or globally dispersed. Our connectivity services optimize and simplify North American and Asia Pacific deployments, with multi-carrier options for IoT deployments in the U.S., Canada, Mexico, China, Australia, and New Zealand and a single point of accountability for connectivity management. We also accelerate global IoT deployments by providing a solution for customers to maintain a secure connection to assets throughout the world.
Recent Developments
Financing
On December 9, 2024, the Company closed a secondary public offering of 10,496,032 shares of its common stock for gross proceeds of $661.0 million. The Company received net proceeds of $640.7 million after deducting underwriters' discounts and other offering related expenses.
In fiscal year 2025, the Company repaid the outstanding amount of $68.3 million on the Revolving Credit Facility which matured on November 7, 2024 by borrowing against the remaining Revolving Credit Facility scheduled to mature on January 12, 2028. In fiscal 2025, the Company repaid an additional $215.0 million on the Revolving Credit Facility and repaid $441.4 million on the Term Loans. As of January 26, 2025, the Company had $181.2 million outstanding under the Term Loans and no Revolving Loans outstanding under the Revolving Credit Facility, which had available undrawn borrowing capacity of $334.7 million, subject to net leverage limitations and customary conditions precedent, including the accuracy of representations and warranties and the absence of defaults. For additional information, see Note 10, Long-Term Debt, to our Consolidated Financial Statements.
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
Our Segments
We have three operating segments—Signal Integrity, Analog Mixed Signal and Wireless, and IoT Systems and Connectivity—that represent three separate reportable segments. Prior to the first quarter of fiscal year 2025, the Company had four operating segments—Signal Integrity, Analog Mixed Signal and Wireless, IoT Systems and IoT Connected Services. In the first quarter of fiscal year 2025, as a result of organizational restructuring, the Company combined the IoT Systems operating segment and the IoT Connected Services operating segment into the newly formed IoT Systems and Connectivity operating segment. As a result of these changes, the Company has three reportable segments. All prior year information in the tables below has been revised retrospectively to reflect the change to the Company's reportable segments. See Note 16, Segment Information, to our Consolidated Financial Statements for segment information.
Factors Affecting Our Performance
Most of our sales to customers are made on the basis of individual customer purchase orders and many customers include cancellation provisions in their purchase orders. Net sales made through independent distributors in fiscal years 2025, 2024 and 2023 were 72%, 66% and 85%, respectively of net sales, and the remainder were made directly to customers.
We are a global business with customers and suppliers around the world. A significant amount of our third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located outside the United States, including China, Taiwan and Vietnam. A significant amount of our assembly and test operations are conducted by third-party contractors located outside the United States, including Canada, China, Malaysia, Taiwan and Vietnam. Net sales outside the United States for fiscal years 2025, 2024 and 2023 constituted approximately 79%, 76% and 87%, respectively, of our net sales. Approximately 64%, 58% and 72% of net sales in fiscal years 2025, 2024 and 2023, respectively, were to customers located in the Asia-Pacific region. We are subject to export restrictions and trade regulations, which have limited our ability to sell to certain customers in certain regions. In addition, changes in tariffs or the imposition of retaliatory tariffs may impact our net sales and gross profit if we are unable to pass higher costs on to our customers.
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
Cloud and connectivity services, reported in our IoT Systems and Connectivity segment, are provided on either a subscription or consumption basis. Revenue related to cloud and connectivity services provided on a subscription basis is recognized ratably over the contract period. Revenue related to cloud and connectivity services provided on a consumption basis is recognized based on the customer utilization of such resources. Revenues from SIM activation and initial application setup are deferred and recognized over the estimated customer life on a straight-line basis. Licenses for on-premise software provide the customer with a right to use the software as it exists when made available to the customer. Revenue from distinct on-premise licenses are recognized upfront at the point in time when the software is made available to the customer. Revenue from software maintenance, unspecified upgrades and technical support contracts are recognized over the period such items are delivered or services are provided. Revenue from technical support contracts extending beyond the current period is deferred and is recognized over the applicable earning period.
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
Gross Profit
Gross profit is equal to our net sales less our cost of sales. Our cost of sales includes materials, depreciation on fixed assets used in the manufacturing process, shipping costs, direct labor and overhead, cellular carrier charges, as well as amortization of acquired technology and acquired technology impairments. The majority of our manufacturing is outsourced, resulting in relatively low fixed manufacturing costs and variable costs that highly correlate with volume. We determine the cost of inventory by the first-in, first-out method.
Operating Costs and expenses, net
Our operating costs and expenses generally consist of product development and engineering costs, selling, general and administrative, costs associated with acquisitions, restructuring charges, and other operating related charges.
Results of Operations
A discussion of our results of operations for the fiscal years ended January 26, 2025 and January 28, 2024 and year-over-year comparisons between these fiscal years appears below. In the first quarter of fiscal year 2025, we made certain changes in our reportable segments due to organizational restructuring. See "Our Segments" above. See also Note 16, Segment Information, to our Consolidated Financial Statements for additional segment information.

With the exception of net sales and gross profit, which are discussed below to reflect the changes to our reportable segments, a discussion of our results of operations for the fiscal year ended January 29, 2023 and year-over-year comparisons between fiscal years 2024 and 2023 have been omitted from this Annual Report on Form 10-K, but may be found in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended January 28, 2024, filed with the SEC on March 28, 2024.
Fiscal Year 2025 Compared with Fiscal Year 2024
Net Sales
The following table summarizes our net sales by major end market:

	Fiscal Years
(in thousands, except percentages)	2025		2024
	Net Sales	% Net Sales	Net Sales	% Net Sales	Change
Infrastructure	$243,772	27%	$163,947	19%	49%
High-End Consumer	147,021	16%	125,222	14%	17%
Industrial	518,494	57%	579,589	67%	(11)%
Total	$909,287	100%	$868,758	100%	5%
Net sales for fiscal year 2025 were $909.3 million, an increase of 5% compared to $868.8 million for fiscal year 2024 primarily driven by higher net sales from our infrastructure and high-end consumer markets due to stronger demand and increased sales volume, partially offset by softer demand resulting in lower volume in our industrial market. Net sales from our infrastructure end market increased $79.8 million versus the prior year driven by an approximately $66.5 million increase in data center sales and approximately $19.1 million increase in telecommunications sales, partially offset by an approximately $5.8 million decrease in infrastructure TVS product sales. Net sales from our high-end consumer end market increased $21.8 million primarily driven by an increase in consumer TVS product sales. Net sales from our industrial end market decreased $61.1 million primarily due to an approximately $107.4 million decrease in IoT Hardware sales and approximately $2.4 million decrease in industrial TVS product sales, all of which were driven by softer demand, partially offset by an approximately $55.1 million increase in LoRa-enabled sales in industrial applications.
The following table summarizes our net sales by reportable segment:

	Fiscal Years
(in thousands, except percentages)	2025		2024
	Net Sales	% Net Sales	Net Sales	% Net Sales	Change
Signal Integrity	$261,747	29%	$177,033	20%	48%
Analog Mixed Signal and Wireless	322,899	35%	260,264	30%	24%
IoT Systems and Connectivity	324,641	36%	431,461	50%	(25)%
Total	$909,287	100%	$868,758	100%	5%
Net sales from Signal Integrity increased $84.7 million in fiscal year 2025 versus fiscal year 2024 primarily due to an approximately $66.5 million increase in data center sales and approximately $19.1 million increase in telecommunications sales, both driven by stronger demand. Net sales from Analog Mixed Signal and Wireless increased $62.6 million in fiscal year 2025 versus fiscal year 2024 primarily due to an approximately $51.2 million increase in LoRa-enabled sales and approximately $15.1 million increase in total TVS product sales, both driven by stronger demand. Net sales from IoT Systems and Connectivity decreased $106.8 million in fiscal year 2025 versus fiscal year 2024 primarily due to an approximately $107.4 million decrease in IoT Hardware sales, driven by softer demand.

Gross Profit
The following table summarizes our gross profit and gross margin by reportable segment:

	Fiscal Years
(in thousands, except percentages)	2025		2024
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Signal Integrity	$162,656	62.1%	$101,245	57.2%
Analog Mixed Signal and Wireless	179,372	55.6%	146,598	56.3%
IoT Systems and Connectivity	127,561	39.3%	181,505	42.1%
Unallocated costs, including share-based compensation, amortization of acquired technology and acquired technology impairments	(13,061)		(133,098)
Total	$456,528	50.2%	$296,250	34.1%
In fiscal year 2025, gross profit increased to $456.5 million from $296.3 million in fiscal year 2024. This increase was primarily due to $91.8 million of acquired technology impairments in fiscal year 2024, a $61.4 million increase from Signal Integrity primarily driven by higher data center sales and telecommunications sales due to stronger demand, a $32.8 million increase from Analog Mixed Signal and Wireless primarily driven by higher LoRa-enabled product sales and TVS product sales due to stronger demand, a $24.6 million decrease in the amortization of acquired technology intangible assets related to the Sierra Wireless Acquisition due to impairments in the fourth quarter of fiscal year 2024, partially offset by a $53.9 million decrease from IoT Systems and Connectivity primarily driven by lower IoT Hardware sales due to softer demand.
Our gross margin was 50.2% in fiscal year 2025, compared to 34.1% in fiscal year 2024. Gross margin in Signal Integrity was 62.1% in fiscal year 2025, compared to 57.2% in fiscal year 2024 primarily due to higher sales, which increased volume and reduced overhead. Gross margin in Analog Mixed Signal and Wireless was 55.6% in fiscal year 2025, compared to 56.3% in fiscal year 2024 primarily due to unfavorable product mix and pricing pressures. Gross margin in IoT Systems and Connectivity was 39.3% in fiscal year 2025, compared to 42.1% in fiscal year 2024 primarily due to lower IoT Hardware sales, particularly module sales resulting in decreased volume.
Operating Expenses, net

	Fiscal Years
(in thousands, except percentages)	2025		2024
	Cost/Exp.	% Net Sales	Cost/Exp.	% Net Sales	Change
Product development and engineering	$170,908	19%	$186,450	21%	(8)%
Selling, general and administrative	222,368	24%	220,220	25%	1%
Intangible amortization	884	—%	14,913	2%	(94)%
Restructuring	4,944	1%	23,775	3%	(79)%
Intangible impairments	—	—%	39,593	5%	(100)%
Goodwill impairment	7,490	1%	755,621	87%	(99)%
Total operating expenses, net	$406,594	45%	$1,240,572	143%	(67)%
Product Development and Engineering Expenses
Product development and engineering expenses decreased $15.5 million for fiscal year 2025 compared to fiscal year 2024 primarily as a result of the full-year effect of cost reduction, including staffing-related and project costs, initiated during fiscal year 2024. The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period-over-period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services, which are typically recorded as a reduction to product development and engineering expense.
Selling, General & Administrative ("SG&A") Expenses
Selling, general and administrative expenses increased $2.1 million for fiscal year 2025 compared to fiscal year 2024 primarily as a result of a $16.7 million net increase in staffing-related costs, which reflects higher share-based and other supplemental compensation offset by lower headcount from restructuring, a $4.0 million increase in consulting expenses, a $2.7 million increase in depreciation partially offset by a $21.3 million decrease in transaction and integration expenses primarily related to the Sierra Wireless Acquisition.

Intangible Amortization
Intangible amortization for fiscal year 2025 decreased $14.0 million compared to fiscal year 2024 due to impairment of acquired technology intangible assets related to the Sierra Wireless Acquisition in the fourth quarter of fiscal year 2024. The amortization of acquired technology intangible assets is reflected in cost of sales.
Restructuring Expenses
Restructuring expenses decreased $18.8 million for fiscal year 2025 compared to fiscal year 2024 due to the reorganization actions primarily taken in the prior fiscal year to reduce our workforce as a result of cost-saving measures and internal resource alignment including from the realization of synergies of the Sierra Wireless Acquisition.
Intangible Impairments
There were no intangible impairments in fiscal year 2025 compared to $39.6 million of intangibles impairments in fiscal year 2024 due to valuation adjustments of intangibles related to the Sierra Wireless Acquisition. See Note 8, Goodwill and Intangible Assets, to our Consolidated Financial Statements for additional information.
Goodwill Impairment
Goodwill impairment was $7.5 million for fiscal year 2025 primarily due to reduced earnings forecasts associated with the IoT Systems–Modules reporting unit. There was no goodwill impairment at any of the Company's other reporting units.
A total of $755.6 million of pre-tax non-cash goodwill impairment charges were recorded for fiscal year 2024 in the Statements of Operations due to a reduction in earnings forecasts associated with the business acquired from Sierra Wireless, adverse macroeconomic conditions including an elevated interest rate environment, and finalization of the measurement period adjustments. The Company recorded $209.0 million of goodwill impairment for the IoT Connected Services reporting unit, $245.2 million of goodwill impairment for the IoT Systems–Modules reporting unit and $301.4 million of goodwill impairment for the IoT Systems–Routers reporting unit. There was no goodwill impairment for any of the Company's other reporting units.
See Note 8, Goodwill and Intangible Assets, to our Consolidated Financial Statements for additional information.
Interest Expense
Interest expense was $90.1 million and $95.8 million for fiscal years 2025 and 2024, respectively. The $5.7 million decrease was primarily due to interest savings as a result of approximately $188.1 million of 2028 Notes extinguished in exchange for common stock in the second quarter of fiscal year 2025, debt repayment of $283.3 million on the Revolving Credit Facility and debt repayment of $441.4 million on the Term Loans in the fourth quarter of fiscal year 2025, partially offset by $13.2 million write-off of deferred financing costs and debt discount. See Note 10, Long-Term Debt, to our Consolidated Financial Statements for additional information.
Investment Impairments and Credit Loss Reserves
In fiscal year 2025, investment impairments and credit loss reserves totaled a loss of $1.1 million due to an other-than-temporary impairment on one of our non-marketable equity investments. In fiscal year 2024, investment impairments and credit loss reserves totaled a loss of $3.9 million primarily due to $2.6 million of other-than-temporary impairments on certain non-marketable equity investments and adjustments to our credit loss reserve for our available-for-sale debt securities.
Provision for Income Taxes
We recorded income tax benefit of $22.0 million for fiscal year 2025 compared to income tax expense of $50.5 million for fiscal year 2024. The effective tax rates for fiscal years 2025 and 2024 were 12.0% and 4.9%, respectively. Our effective tax rate for fiscal year 2025 differs from the statutory federal income tax rate of 21% primarily due to our regional mix of income, changes in valuation allowance, nondeductible loss on debt extinguishment, return to provision adjustments on Swiss impairment losses, tax related to a gain associated with an intra-entity asset transfer and impact of rate changes on deferred tax assets. The Tax Act requires R&D costs incurred for tax years beginning after December 31, 2021 to be capitalized and amortized ratably over five or fifteen years for tax purposes, depending on where the research activities are conducted. We have elected to treat global intangible low-taxed income ("GILTI") as a period cost and the additional capitalization of R&D costs within GILTI increases our provision for income taxes.
We historically benefited from a Swiss tax holiday that commenced on January 30, 2017. However, Switzerland implemented the OECD Pillar Two rules effective from January 1, 2024. Based on the administrative guidance issued by OECD in December 2023, we have determined that Pillar Two rules are applicable starting in fiscal year 2025; therefore, we do not benefit from the tax holiday from fiscal year 2025 onwards.
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
Fiscal Year 2024 Compared with Fiscal Year 2023
The discussion below updates the discussion included in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended January 28, 2024, filed with the SEC on March 28, 2024, to reflect the changes to our reportable segments.
Net Sales
The following table summarizes our net sales by major end market:

	Fiscal Years
(in thousands, except percentages)	2024		2023
	Net Sales	% Net Sales	Net Sales	% Net Sales	Change
Infrastructure	$163,947	19%	$287,270	38%	(43)%
High-End Consumer	125,222	14%	158,416	21%	(21)%
Industrial	579,589	67%	310,847	41%	86%
Total	$868,758	100%	$756,533	100%	15%
Net sales for fiscal year 2024 were $868.8 million, an increase of 15% compared to $756.5 million for fiscal year 2023 driven by the Sierra Wireless Acquisition, which contributed $431.5 million of net sales from our industrial end market, partially offset by softer demand resulting in lower volume across all end markets. Net sales from our industrial end market increased $268.7 million versus the prior year primarily due to an approximately $235.4 million increase in module sales, an approximately $89.7 million increase in router sales and an approximately $87.6 million increase in managed connectivity sales all of which were driven by the Sierra Wireless Acquisition, partially offset by an approximately $118.4 million decrease in LoRa-enabled industrial product sales, an approximately $14.4 million decrease in industrial TVS product sales and an approximately $9.8 million decrease in broadcast sales, all of which were driven by softer demand. Net sales from our infrastructure end market decreased $123.3 million driven by an approximately $84.8 million decrease in PON sales, an approximately $18.8 million decrease in wireless infrastructure sales, an approximately $10.5 million decrease in infrastructure TVS product sales and an approximately $5.5 million decrease in data center sales. Net sales from our high-end consumer end market decreased $33.2 million primarily driven by an approximately $29.6 million decrease in consumer TVS product sales.
The following table summarizes our net sales by reportable segment:

	Fiscal Years
(in thousands, except percentages)	2024		2023
	Net Sales	% Net Sales	Net Sales	% Net Sales	Change
Signal Integrity	$177,033	20%	$298,290	39%	(41)%
Analog Mixed Signal and Wireless	260,264	30%	443,239	59%	(41)%
IoT Systems and Connectivity	$431,461	50%	$15,004	2%	2,776%
Total	$868,758	100%	$756,533	100%	15%
Net sales from Signal Integrity decreased $121.3 million in fiscal year 2024 versus fiscal year 2023 primarily due to an approximately $84.8 million decrease in PON sales, a $18.8 million decrease in wireless infrastructure sales, a $9.8 million decrease in broadcast sales and a $5.5 million decrease in data center sales, all of which were driven by softer demand. Net sales from Analog Mixed Signal and Wireless decreased $183.0 million in fiscal year 2024 versus fiscal year 2023 primarily driven by an approximately $120.9 million decrease in LoRa-enabled product sales and an approximately $54.5 million decrease in total TVS product sales both driven by softer demand. Net sales from IoT Systems and Connectivity increased $416.5 million in fiscal year 2024 versus fiscal year 2023 primarily due to an approximately $325.1 million increase in IoT Hardware sales and a $87.6 million increase in managed connectivity sales all driven by the Sierra Wireless Acquisition.

Gross Profit
The following table summarizes our gross profit and gross margin by reportable segment:

	Fiscal Years
(in thousands, except percentages)	2024		2023
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Signal Integrity	$101,245	57.2%	$208,510	69.9%
Analog Mixed Signal and Wireless	146,598	56.3%	274,515	61.9%
IoT Systems and Connectivity	181,505	42.1%	5,734	38.2%
Unallocated costs, including share-based compensation and amortization of acquired technology	(133,098)		(10,201)
Total	$296,250	34.1%	$478,558	63.3%
In fiscal year 2024, gross profit decreased to $296.3 million from $478.6 million in fiscal year 2023. This decrease was primarily due to $91.8 million of acquired technology impairments, a $28.1 million increase in the amortization of acquired technology intangible assets related to the Sierra Wireless Acquisition, $3.3 million of inventory step-up related to the Sierra Wireless Acquisition, a $107.3 million decrease from Signal Integrity primarily driven by lower PON sales and lower wireless sales due to softer demand and a $127.9 million decrease from Analog Mixed Signal and Wireless primarily driven by lower LoRa-enabled product sales due to softer demand, partially offset by a $175.8 million increase from IoT Systems and Connectivity due to the Sierra Wireless Acquisition.
Our gross margin was 34.1% in fiscal year 2024, compared to 63.3% in fiscal year 2023. Gross margin in Signal Integrity was 57.2% in fiscal year 2024, compared to 69.9% in fiscal year 2023 primarily due to an unfavorable product mix driven by lower sales, primarily in PON. Gross margin in Analog Mixed Signal and Wireless was 56.3% in fiscal year 2024, compared to 61.9% in fiscal year 2023 primarily due to an unfavorable product mix driven by lower LoRa-enabled product sales, as well as pricing pressures and lower overhead absorption. Gross margin in IoT Systems and Connectivity was 42.1% in fiscal year 2024, compared to 38.2% in fiscal year 2023 due to higher IoT Hardware and managed connectivity sales driven by the Sierra Wireless Acquisition.
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
We believe that our cash on hand, expected cash generation from future operations and available borrowing capacity under the revolving credit facility under the Credit Agreement (the "Revolving Credit Facility") are sufficient to meet liquidity requirements for at least the next 12 months, including funds needed for our material cash requirements. As of January 26, 2025, we had $151.7 million in cash and cash equivalents and $334.7 million of available undrawn borrowing capacity on our Revolving Credit Facility, subject to net leverage limitations and customary conditions precedent, including the accuracy of representations and warranties and the absence of defaults. Over the longer-term, we expect to fund our business using cash flows from operating activities.
As of January 26, 2025, there was $2.9 million outstanding under letters of credit under the Revolving Credit Facility.
A meaningful portion of our capital resources, and the liquidity they represent, are held by our subsidiaries outside of the U.S. As of January 26, 2025, our foreign subsidiaries held $139.1 million of cash and cash equivalents, compared to $104.6 million at January 28, 2024. Our liquidity may be impacted by fluctuating exchange rates. For additional information on exchange rates, see "Item 7A - Quantitative and Qualitative Disclosures About Market Risk."
In connection with the enactment of the Tax Act, all historic and current foreign earnings are taxed in the U.S. Depending on the jurisdiction, these foreign earnings are potentially subject to a withholding tax, if repatriated. As of January 26, 2025, our historical undistributed earnings prior to fiscal year 2023 of our foreign subsidiaries are intended to be permanently reinvested outside of the U.S. With the enactment of the Tax Act, all post-1986 previously unremitted earnings for which no U.S. deferred tax liability had been accrued were subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, we have determined that none of our foreign earnings for fiscal years 2025 and 2024 will be permanently reinvested. If we needed to remit all or a portion of our historical undistributed earnings to the U.S. for investment in our domestic operations, any such remittance could result in increased tax liabilities and a higher effective tax rate. Determination of the amount of the unrecognized deferred tax liability on these unremitted earnings is not practicable.
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
In fiscal year 2023, we borrowed $10.0 million and repaid $33.0 million on our Revolving Credit Facility and received proceeds of $895.0 million on the Term Loans. In fiscal year 2024, we borrowed $70.0 million and repaid $5.0 million on our Revolving Credit Facility. In fiscal year 2025, we repaid the outstanding amount of $68.3 million on the Revolving Credit Facility which matured on November 7, 2024 by borrowing against the remaining Revolving Credit Facility scheduled to mature on January 12, 2028. In fiscal 2025, the Company repaid an additional $215.0 million on the Revolving Credit Facility and repaid $441.4 million on the Term Loans. As of January 26, 2025, the Company had $181.2 million outstanding under the Term Loans and no Revolving Loans outstanding. The Revolving Credit Facility is scheduled to mature on January 12, 2028 (subject to, in certain circumstances, an earlier springing maturity), and the term loans thereunder (the "Term Loans") are scheduled to mature on January 12, 2028 (subject to, in certain circumstances, an earlier springing maturity).
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
On February 24, 2023, we entered into the first amendment (the "First Amendment") to the Credit Agreement, in order to, among other things, (i) increase the maximum consolidated leverage ratio covenant for certain test periods as set forth therein, (ii) reduce the minimum consolidated interest coverage ratio covenant for certain test periods as set forth therein, (iii) provide that, during the period that financial covenant relief pursuant to the First Amendment is in effect, the interest rate margin for (1) Term SOFR loans is deemed to be 2.50% and (2) Base Rate (as defined below) loans is deemed to be 1.50% per annum and (iv) make certain other changes as set forth therein.
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
The Credit Agreement contains customary representation and warranties, and affirmative and negative covenants, including limitations on the Company’s ability to, among other things, incur indebtedness, create liens on assets, engage in certain fundamental corporate changes, make investments, repurchase stock, pay dividends or make similar distributions, engage in certain affiliate transactions, or enter into agreements that restrict the Company's ability to create liens, pay dividends or make loan repayments. In addition, the Company must comply with financial covenants which, after effectiveness of the Third Amendment are as follows (in each case, during the covenant relief period):
•maintaining a maximum consolidated leverage ratio, determined as of the last day of each fiscal quarter, of (i) 8.17 to 1.00 for the fiscal quarter ended on or around October 31, 2023, (ii) 10.27 to 1.00 for the fiscal quarter ended on or around January 31, 2024, (iii) 10.21 to 1.00 for the fiscal quarter ended on or around April 30, 2024, (iv) 9.93 to 1.00 for the fiscal quarter ended on or around July 31, 2024, (v) 8.42 to 1.00 for the fiscal quarter ended on or around October 31, 2024, (vi) 7.68 to 1.00 for the fiscal quarter ended on or around January 31, 2025, (vii) ) 6.75 to 1.00 for the fiscal quarter ending on or around April 30, 2025, (viii) 6.28 to 1.00 for the fiscal quarter ending on or around July 31, 2025, (ix) 5.81 to 1.00 for the fiscal quarter ending on or around October 31, 2025, (x) 5.30 to 1.00 for the fiscal quarter ending on or around January 31, 2026, and (xi) 3.75 to 1.00 for the fiscal quarter ending on or around April 30, 2026 and each fiscal quarter thereafter, subject to increase to 4.25 to 1.00 for the four full consecutive fiscal quarters ending on or after the date of consummation of a permitted acquisition that constitutes a "Material Acquisition" under the Credit Agreement, subject to the satisfaction of certain conditions;
•maintaining a minimum consolidated interest expense coverage ratio, determined as of the last day of each fiscal quarter, of (i) 1.66 to 1.00 for the fiscal quarter ended on or around October 31, 2023, (ii) 1.40 to 1.00 for the fiscal quarter ended on or around January 31, 2024, (iii) 1.37 to 1.00 for the fiscal quarter ended on or around April 30, 2024, (iv) 1.41 to 1.00 for the fiscal quarter ended on or around July 31, 2024, (v) 1.73 to 1.00 for the fiscal quarter ended on or around October 31, 2024, (vi) 1.90 to 1.00 for the fiscal quarter ended on or around January 31, 2025, (vii) 2.14 to 1.00 for the fiscal quarter ending on or around April 30, 2025, (viii) 2.37 to 1.00 for the fiscal quarter ending on or around July 31, 2025, (ix) 2.68 to 1.00 for the fiscal quarter ending on or around October 31, 2025, (x) 3.01 to 1.00 for the fiscal quarter ending on or around January 31, 2026, and (xi) 3.50 to 1.00 for the fiscal quarter ending on or around April 30, 2026 and each fiscal quarter thereafter; and
•until January 31, 2025, maintaining a minimum consolidated liquidity (as further defined in the Credit Agreement but excluding revolving credit commitments scheduled to expire in 2024) of $150 million as of the last day of each monthly accounting period of the Company.
Upon the termination of the covenant relief period under the Third Amendment, the ratio levels set forth above with respect to the leverage and interest expense coverage financial covenants are subject to step-up as set forth in the Credit Agreement, and the liquidity covenant shall no longer apply.

Compliance with the leverage and interest expense coverage financial covenants is measured quarterly based upon the Company’s performance over the most recent four quarters, and compliance with the liquidity covenant is measured as of the last day of each monthly accounting period. As of January 26, 2025, the Company was in compliance with the financial covenants in the Credit Agreement. See "Liquidity" in Note 1, Organization and Basis of Presentation, to our Consolidated Financial Statements for additional information about compliance with the financial covenants.
The Credit Agreement also contains customary provisions pertaining to events of default. If any event of default occurs, the obligations under the Credit Agreement may be declared due and payable, terminated upon written notice to us and existing letters of credit may be required to be cash collateralized.
Convertible Senior Notes due 2027
On October 12, 2022 and October 21, 2022, we issued and sold $300 million and $19.5 million, respectively, in aggregate principal amount of 1.625% Convertible Senior Notes due 2027 in a private placement. The 2027 Notes were issued pursuant to an indenture, dated October 12, 2022, by and among us, the Subsidiary Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. The 2027 Notes bear interest at a rate of 1.625% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2023. The 2027 Notes will mature on November 1, 2027, unless earlier converted, redeemed or repurchased. The 2027 Notes were initially issued pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. For additional information on the 2027 Notes, see Note 10, Long-Term Debt to our Consolidated Financial Statements.
The 2027 Notes are not currently redeemable by the Company. The 2027 Notes may be converted at the option of the holders at the times and under the circumstances and at the conversion rate described in Note 10, Long-Term Debt, to our Consolidated Financial Statements. As of January 26, 2025, one of the conditions allowing holders of the 2027 Notes to convert had been met. The trading price of the Company's common stock remained above 130% of the applicable $37.27 conversion price for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, January 24, 2025 (the last trading day of the quarter ended January 26, 2025), resulting in the right of the holders of the 2027 Notes to convert their 2027 Notes beginning January 27, 2025 through April 25, 2025 (the last trading day of the quarter ending April 27, 2025). Should the holders of the 2027 Notes elect to convert some or all of the outstanding 2027 Notes, the Company intends to draw on its Revolving Credit Facility to settle the obligation. To the extent the 2027 Notes can be refinanced with the Revolving Credit Facility, a portion of the balance outstanding under the 2027 Notes has been classified as long-term.
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
The 2028 Notes are not currently redeemable by the Company. The 2028 Notes may be converted at the option of the holders at the times and under the circumstances and at the conversion rate described in Note 10, Long-Term Debt, to our Consolidated Financial Statements. As of January 26, 2025, one of the conditions allowing holders of the 2028 Notes to convert had been met. The trading price of the Company's common stock remained above 130% of the applicable $20.37 conversion price for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, January 24, 2025 (the last trading day of the quarter ended January 26, 2025), resulting in the right of the holders of the 2028 Notes to convert their 2028 Notes beginning January 27, 2025 through April 25, 2025 (the last trading day of the quarter ending April 27, 2025). Should the holders of the 2028 Notes elect to convert some or all of the outstanding 2028 Notes, the Company intends to draw on its

Revolving Credit Facility to settle the obligation. To the extent the 2028 Notes can be refinanced with the Revolving Credit Facility, a portion of the balance outstanding under the 2028 Notes has been classified as long-term.
On July 11, 2024 and July 15, 2024, we entered into the Exchange Agreements with certain holders of the 2028 Notes. Pursuant to the Exchange Agreements, certain holders of the 2028 Notes exchanged with us approximately $188.1 million in aggregate principal amount of 2028 Notes held by them for an aggregate of 10,378,431 shares of our common stock, which number of shares was determined over an averaging period that commenced on July 12, 2024. We accounted for these exchange transactions as a partial debt extinguishment and recognized a loss on extinguishment of debt equal to the difference between the fair value of our common stock delivered to certain holders of the 2028 Notes and the carrying value of the outstanding debt, accrued interest and third-party fees related to the Exchange Agreements. In fiscal year 2025, in connection with the exchange transactions, we recognized $144.7 million of loss included in "Loss on extinguishment of debt" in the Statements of Operations and $5.5 million of loss resulting from the write-off of deferred financing costs included in "Interest expense" in the Statements of Operations.
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
Portfolio Rationalization
We are conducting a portfolio rationalization review, which has included identifying non-core assets in an effort to align our portfolio with our strategic vision and preferred margin profile. As part of the portfolio rationalization review, we are reviewing potential strategic alternatives for certain of our non-core assets. No decision has been made regarding any strategic alternative or any particular asset, and there is no assurance that the exploration of strategic alternatives will result in any transactions, nor any specified timeline.
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
We did not repurchase any shares of our common stock under the program during fiscal years 2025 and 2024. As of January 26, 2025, the remaining authorization under the program was $209.4 million. To the extent we repurchase any shares of our common stock under the program in the future, we expect to fund such repurchases from cash on hand and borrowings on our Revolving Credit Facility. We have no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.
Operating Leases
We have operating leases for real estate, vehicles, and office equipment with remaining lease terms of up to eight years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. Our operating lease liabilities totaled $24.5 million and $28.6 million as of January 26, 2025 and January 28, 2024, respectively, and are included in "accrued liabilities" and "other long-term liabilities" in our Consolidated Balance Sheets.
Purchase Commitments
Capital purchase commitments and other open purchase commitments are for the purchase of plant, equipment, raw materials, supplies and services. They are not recorded liabilities in our Consolidated Balance Sheets as of January 26, 2025, as we have not yet received the related goods or taken title to the goods or received services. As of January 26, 2025, we had $1.3 million in open capital purchase commitments and $332.3 million in other open purchase commitments.
Compensation and Defined Benefit Plans
We maintain a deferred compensation plan for certain key employees that allow participants to defer a portion of their compensation for future distribution at various times permitted by the plan. Our liabilities for deferred compensation under this plan were $39.3 million and $39.7 million as of January 26, 2025 and January 28, 2024, respectively, and are included in "accrued liabilities" and "other long-term liabilities" in the Consolidated Balance Sheets. The plan provides for a discretionary Company match up to a defined portion of the employee’s deferral, with any match subject to defined conditions.
We have purchased whole life insurance on the lives of certain of our current and former deferred compensation plan participants. This corporate-owned life insurance is held in a grantor trust and is intended to cover a majority of the costs of our deferred compensation plan. The cash surrender value of our corporate-owned life insurance was $34.9 million as of January 26, 2025 and was included in "other assets" in the Consolidated Balance Sheets, compared to $29.6 million as of January 28, 2024 included in "other assets" in the Consolidated Balance Sheets. The $5.3 million increase in the cash surrender value of the corporate-owned life insurance as of January 26, 2025 compared to January 28, 2024 was primarily related to an overall $5.3 million increase in market value reflected in earnings and $4.8 million premium deposited to the corporate-owned life insurance, partially offset by $4.8 million of distributions used to settle payments related to the deferred compensation liability.
We maintain defined benefit pension plans for the employees of our Swiss and French subsidiaries. Expected future payments under these plans totaled $27.3 million as of January 26, 2025.
The liability associated with vested, but unsettled restricted stock awards that are to be settled in cash totaled $14.5 million as of January 26, 2025, of which $6.2 million was included in "other long-term liabilities" and $8.3 million was included in "accrued liabilities" in the Balance Sheets, compared to $4.4 million as of January 28, 2024, of which $2.6 million was included in "other long-term liabilities" and $1.8 million was included in "accrued liabilities" in the Balance Sheets.
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
Cash Flows
In summary, our cash flows for each period were as follows:

	Fiscal Years
(in thousands)	2025	2024
Net cash provided by (used in) operating activities	$57,987	$(93,920)
Net cash used in investing activities	(11,887)	(22,697)
Net cash (used in) provided by financing activities	(21,660)	10,550
Effect of foreign exchange rate changes on cash and cash equivalents	(1,282)	(858)
Net increase (decrease) in cash and cash equivalents	$23,158	$(106,925)
Operating Activities
Net cash provided by or used in operating activities is driven by net income or loss adjusted for non-cash items and fluctuations in operating assets and liabilities.
Operating cash flows for fiscal year 2025 compared to fiscal year 2024 were favorably impacted by lower interest payments on debt, lower annual bonus payments related to decreased headcount, lower restructuring costs, lower deferred compensation distributions and lower income tax payments, a 4.7% increase in net sales, and were unfavorably impacted by a $76.0 million incremental increase in inventory spend.
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

Capital expenditures were $7.9 million and $29.2 million in fiscal years 2025 and 2024, respectively, as we made significant investments to update and expand our production capabilities in fiscal 2024.
In fiscal years 2025 and 2024, we paid $0.4 million and $0.9 million, respectively, for strategic investments, including investments in companies that are enabling the LoRa and LoRaWAN®-based ecosystem.
In fiscal year 2025, we received $4.8 million of proceeds from corporate-owned life insurance. All $4.8 million of the proceeds were re-invested into our corporate-owned life insurance policy in order to provide substantive coverage for our deferred compensation liability. In fiscal year 2024, we received $8.9 million of proceeds from corporate-owned life insurance death benefits, which were used to pay deferred compensation distributions.
Financing Activities
Net cash provided by or used in financing activities is primarily attributable to proceeds from our Revolving Credit Facility, the Term Loans, the 2028 Notes, the 2027 Notes, issuance of common stock, the sale of the Warrants, interest rate swap termination and stock option exercises, offset by the purchase of the Convertible Note Hedge Transactions, repurchases of outstanding common stock, payments on the Revolving Credit Facility and the Term Loans, deferred financing costs, payments related to employee share-based compensation payroll taxes and distributions to noncontrolling interest.
In fiscal years 2025 and 2024, we paid $0.8 million and $25.4 million, respectively, in deferred financing costs related to the Revolving Credit Facility, the Term Loans, the 2028 Notes and the 2027 Notes.
In fiscal year 2025, we paid $14.0 million for employee share-based compensation payroll taxes and received proceeds of $4.3 million from the exercise of stock options. In fiscal year 2024, we paid $6.7 million for employee share-based compensation payroll taxes. We do not directly control the timing of the exercise of stock options. Such exercises are independent decisions made by grantees and are influenced most directly by the stock price and the expiration dates of stock option awards. Proceeds from the exercise of stock options are difficult to forecast and we expect that such proceeds will remain a nominal source of cash in the future.
Critical Accounting Estimates
We prepare our consolidated financial statements in accordance with GAAP. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. Accordingly, actual results could differ materially from our estimates. We consider an accounting policy to be a "critical accounting policy and estimate" if: (1) we must make assumptions that were uncertain when the judgment was made, and (2) changes in the estimate assumptions or selection of a different estimate methodology could have a significant impact on our financial position and the results that we report in our consolidated financial statements. While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information available when the estimate was made. We believe the following represent our most significant accounting estimates:
•Inventories - We value our inventory at the lower of cost or net realizable value, which requires us to make estimates regarding potential obsolescence or lack of marketability. We reduce the basis of our inventory due to changes in demand or change in product life cycles. The estimation of customer demand requires management to evaluate and make assumptions of the impact of changes in demand or changes in product life cycles on current sales levels. Our write-down to net realizable value at the end of fiscal year 2025 and 2024 represented 34.5% and 35.7% of gross inventory, respectively. Based on fiscal year 2025 ending inventory, an increase in the write-down by one percent of gross inventory would decrease net inventory and increase cost of goods sold by $2.5 million.
•Revenue recognition - Net sales reflect the transaction prices for contracts, which include units shipped at selling prices reduced by variable consideration. Determination of variable consideration requires judgment by us and includes expected sales returns and other price adjustments. Variable consideration is estimated using the expected value method considering all reasonably available information, including our historical experience and our current expectations, and is reflected in the transaction price when sales are recorded. In fiscal year 2025, net sales were reduced by $54.2 million in estimated variable consideration, or 5.6% of gross revenue. In fiscal year 2024, net sales were reduced by $55.2 million in estimated variable consideration, or 6.0% of gross revenue. If variable consideration were estimated to be one percent higher, fiscal year 2025 revenue would have decreased by $9.6 million.
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
We account for uncertain tax positions by first determining if it is "more likely than not" that a tax position will be sustained by the appropriate taxing authorities prior to recording any benefit in the financial statements. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained. For those tax positions where it is more likely than not that a tax position will be sustained, we have recorded the tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. We classify interest and penalties related to uncertain tax positions within the provision for (benefit from) income taxes line of the Consolidated Statements of Income. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in known facts or circumstances, changes in tax law, effectively settled issues under audit, and new guidance on legislative interpretations. A change in these factors could result in the recognition of an increase or decrease to our income tax provision, which could materially impact our consolidated financial position and results of operations.
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
During fiscal year 2025, we had six reporting units for goodwill impairment testing. A quantitative test was performed for one reporting unit and a qualitative test was performed for the remaining five reporting units. Our analysis for fiscal year 2025 resulted in goodwill impairment charges of $7.5 million for the IoT Systems–Modules reporting unit. There was no goodwill impairment for any of the Company's other reporting units.
During fiscal year 2024, we had six reporting units for goodwill impairment testing. Quantitative tests were performed for all of the reporting units. Our analysis for fiscal year 2024 resulted in goodwill impairment charges of $755.6 million. The impairment tests were triggered due to a reduction in earnings forecasts associated with the business acquired from Sierra Wireless, adverse macroeconomic conditions including an elevated interest rate environment, and finalization of the measurement period adjustments. The Company recorded $209.0 million of goodwill impairment for the IoT Connected Services reporting unit, $245.2 million of goodwill impairment for the IoT Systems–Modules reporting unit and $301.4 million of goodwill impairment for the IoT Systems–Routers reporting unit, resulting from quantitative assessments of the reporting units. There was no goodwill impairment for any of the Company's other reporting units.
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

Foreign Currency Risk
Our foreign operations expose us to the risk of fluctuations in foreign currency exchange rates against our functional currencies and we may economically hedge this risk with foreign currency contracts (such as currency forward contracts). Gains or losses on these balances are generally offset by corresponding losses or gains on the related hedging instruments. As of January 26, 2025, our largest foreign currency exposures were from the Australian Dollar, Canadian Dollar, Euro, Great British Pound, and Swiss Franc.
We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign exchange rates of 10% for all currencies could be experienced in the near-term. These reasonably possible adverse changes were applied to our total monetary assets and liabilities denominated in currencies other than our functional currency as of January 26, 2025. The adverse impact these changes would have had (after taking into account balance sheet hedges only) on our income before taxes is $0.3 million.
Interest Rate and Credit Risk
We are subject to interest rate risk in connection with the portion of the outstanding debt under our Credit Agreement that bears interest at a variable rate as of January 26, 2025.
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
In the fourth quarter of fiscal year 2025, due to the partial repayment of the Term Loan, the Company terminated the interest rate swap agreement with a 5 year term to hedge the variability of interest payments on $450.0 million of debt outstanding on the Term Loans at a Term SOFR rate of 3.44%, plus a variable margin and spread based on the Company’s consolidated leverage ratio. As a result of the interest rate swap termination, the Company accelerated the reclassification of amounts in other comprehensive income to earnings. The accelerated amount was a gain of $3.6 million. The Company also received proceeds of $4.8 million upon the interest rate swap termination.
Based upon our $31.2 million of unhedged floating-rate outstanding indebtedness as of January 26, 2025, the adverse impact a one percentage point increase in Term SOFR would have on our interest expense is $0.3 million.
Interest rates also affect our return on excess cash and investments. As of January 26, 2025, we had $151.7 million of cash and cash equivalents. A majority of our cash and cash equivalents generate interest income based on prevailing interest rates. Interest income, net of reserves, generated by our investments and cash and cash equivalents was $2.3 million in fiscal year 2025. A significant change in interest rates would impact the amount of interest income generated from our cash and investments. It would also impact the market value of our investments.
Our investments are primarily subject to credit risk. Our investment guidelines prescribe credit quality, permissible investments, diversification, and duration restrictions. These restrictions are intended to limit risk by restricting our investments to high quality debt instruments with relatively short-term durations. Our investment strategy limits investment of new funds and maturing securities to U.S. Treasury, Federal agency securities, high quality money market funds and time deposits with our principal commercial banks. Outside of these investment guidelines, we also invest in a limited amount of debt securities in privately held companies that we view as strategic to our business. For example, many of these investments are in companies that are enabling the LoRa and LoRaWAN based ecosystem.
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
Camarillo, California
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Semtech Corporation and subsidiaries (the "Company") as of January 26, 2025, and January 28, 2024, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity (deficit), and cash flows, for each of the three years in the period ended January 26, 2025, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 26, 2025, and January 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 26, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 26, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 25, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company maintains an inventory excess and obsolescence ("E&O") reserve to reduce the basis of its inventory due to changes in demand or change in product life cycles. The inventory E&O reserve serves to reduce the Company’s recorded inventory balance to the lower of its cost or net realizable value on a part-by-part basis, if required. In order to determine the inventory E&O reserve, management utilizes projections of inventory demand. The estimation of future inventory demand requires management to evaluate and make assumptions of the impact of changes in demand or changes in product life cycles on current sales levels.
Given the subjectivity of estimating projections of future demand and the recording of inventory E&O reserve, performing audit procedures to evaluate the projections of future demand and to determine the reasonableness of inventory E&O reserve required a high degree of auditor judgment and an increased extent of effort.

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
March 25, 2025

We have served as the Company's auditor since 2016.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended
	January 26, 2025	January 28, 2024	January 29, 2023
Net sales:
Products	$794,379	$754,018	$750,108
Services	114,908	114,740	6,425
Total net sales	909,287	868,758	756,533
Cost of sales:
Products	394,268	393,971	269,495
Services	49,385	53,029	2,819
Amortization of acquired technology	9,106	33,716	5,661
Acquired technology impairments	—	91,792	—
Total cost of sales	452,759	572,508	277,975
Gross profit	456,528	296,250	478,558
Operating expenses, net:
Product development and engineering	170,908	186,450	166,948
Selling, general and administrative	222,368	220,220	224,812
Intangible amortization	884	14,913	821
Restructuring	4,944	23,775	11,491
Gain on sale of business	—	—	(18,313)
Intangible impairments	—	39,593	—
Goodwill impairment	7,490	755,621	—
Total operating expenses, net	406,594	1,240,572	385,759
Operating income (loss)	49,934	(944,322)	92,799
Interest expense	(90,067)	(95,813)	(17,646)
Interest income	2,302	3,051	5,801
Loss on extinguishment of debt	(144,688)	—	—
Non-operating income (expense), net	267	(542)	(1,331)
Investment impairments and credit loss reserves, net	(1,109)	(3,929)	(1,156)
(Loss) income before taxes and equity method income	(183,361)	(1,041,555)	78,467
(Benefit) provision for income taxes	(22,012)	50,519	17,344
Net (loss) income before equity method income	(161,349)	(1,092,074)	61,123
Equity method (loss) income	(547)	45	249
Net (loss) income	(161,896)	(1,092,029)	61,372
Net income (loss) attributable to noncontrolling interest	—	1	(8)
Net (loss) income attributable to common stockholders	$(161,896)	$(1,092,030)	$61,380
(Loss) earnings per share:
Basic	$(2.26)	$(17.03)	$0.96
Diluted	$(2.26)	$(17.03)	$0.96
Weighted average number of shares used in computing earnings per share:
Basic	71,606	64,127	63,770
Diluted	71,606	64,127	64,013
The accompanying notes are an integral part of these consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Fiscal Year Ended
	January 26, 2025	January 28, 2024	January 29, 2023
Net (loss) income	$(161,896)	$(1,092,029)	$61,372
Other comprehensive (loss) income, net:
Unrealized (loss) gain on foreign currency cash flow hedges, net	(142)	(36)	499
Reclassifications of realized loss (gain) on foreign currency cash flow hedges, net to net income	18	(441)	59
Unrealized gain on interest rate cash flow hedges, net	5,661	13,855	1,252
Reclassifications of realized gain on interest rate cash flow hedges, net to net income	(7,477)	(7,998)	(1,718)
Reclassifications of realized gain on interest rate swaps termination and prior hedge effectiveness	(3,579)	—	—
Reclassification of cumulative translation gain to net income	—	—	(48)
Cumulative translation adjustment	(2,773)	(10,834)	—
Change in defined benefit plans, net	(794)	(899)	5,391
Other comprehensive (loss) income, net	(9,086)	(6,353)	5,435
Comprehensive (loss) income	(170,982)	(1,098,382)	66,807
Comprehensive income (loss) attributable to noncontrolling interest	—	1	(8)
Comprehensive (loss) income attributable to common stockholders	$(170,982)	$(1,098,383)	$66,815
The accompanying notes are an integral part of these consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 26, 2025	January 28, 2024
Assets
Current assets:
Cash and cash equivalents	$151,743	$128,585
Accounts receivable, less allowances of $5,248 and $4,161, respectively	162,523	134,322
Inventories	163,593	144,992
Prepaid taxes	13,532	11,969
Other current assets	94,070	114,329
Total current assets	585,461	534,197
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $313,978 and $283,725, respectively	126,190	153,618
Deferred tax assets	41,125	18,014
Goodwill	533,091	541,227
Other intangible assets, net	33,111	35,566
Other assets	100,286	91,113
TOTAL ASSETS	$1,419,264	$1,373,735
Liabilities
Current liabilities:
Accounts payable	$59,239	$45,051
Accrued liabilities	178,201	172,105
Current portion of long-term debt	45,594	—
Total current liabilities	283,034	217,156
Non-current liabilities:
Deferred tax liabilities	750	829
Long term debt, less current portion	505,933	1,371,039
Other long-term liabilities	87,121	91,961

Commitments and contingencies (Note 14)

Stockholders’ Equity (Deficit):
Common stock, $0.01 par value, 250,000,000 shares authorized, 99,010,607 issued and 86,272,439 outstanding and 78,136,144 issued and 64,415,861 outstanding, respectively	990	785
Treasury stock, at cost, 12,738,168 shares and 13,720,283 shares, respectively	(520,511)	(556,888)
Additional paid-in capital	1,469,712	485,452
Retained deficit	(395,686)	(233,790)
Accumulated other comprehensive loss, net	(12,079)	(2,993)
Total stockholders’ equity (deficit)	542,426	(307,434)
Noncontrolling interest	—	184
Total equity (deficit)	542,426	(307,250)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$1,419,264	$1,373,735
The accompanying notes are an integral part of these consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Common Stock					Accumulated Other Comprehensive (Loss) Income, Net
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained (Deficit) Earnings		Stockholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
Balance at January 30, 2022	64,098,565	$785	$(549,942)	$491,956	$796,860	$(2,075)	$737,584	$191	$737,775
Net income	—	—	—	—	61,380	—	61,380	(8)	61,372
Other comprehensive income	—	—	—	—	—	5,435	5,435	—	5,435
Sale of warrants (see Note 10)	—	—	—	42,909	—	—	42,909	—	42,909
Purchase of convertible note hedge (see Note 10)	—	—	—	(72,559)	—	—	(72,559)	—	(72,559)
Share-based compensation	—	—	—	44,673	—	—	44,673	—	44,673
Repurchase of common stock	(762,093)	—	(50,000)	—	—	—	(50,000)	—	(50,000)
Treasury stock reissued to settle share-based awards	534,109	—	22,035	(35,605)	—	—	(13,570)	—	(13,570)
Balance at January 29, 2023	63,870,581	$785	$(577,907)	$471,374	$858,240	$3,360	$755,852	$183	$756,035
Net loss	—	—	—	—	(1,092,030)	—	(1,092,030)	1	(1,092,029)
Other comprehensive income	—	—	—	—	—	(6,353)	(6,353)	—	(6,353)
Share-based compensation	—	—	—	41,811	—	—	41,811	—	41,811
Treasury stock reissued to settle share-based awards	545,280	—	21,019	(27,733)	—	—	(6,714)	—	(6,714)
Balance at January 28, 2024	64,415,861	$785	$(556,888)	$485,452	$(233,790)	$(2,993)	$(307,434)	$184	$(307,250)
Net loss	—	—	—	—	(161,896)	—	(161,896)	—	(161,896)
Other comprehensive loss	—	—	—	—	—	(9,086)	(9,086)	—	(9,086)
Distribution to outside interest upon liquidation of a consolidated subsidiary	—	—	—	—	—	—	—	(184)	(184)
Issuance of common stock upon exchange of 2028 Notes (as defined in Note 10)	10,378,431	100	—	333,155	—	—	333,255	—	333,255
Issuance of common stock from public offering (see Note 18)	10,496,032	105	—	640,570	—	—	640,675	—	640,675
Share-based compensation	—	—	—	56,603	—	—	56,603	—	56,603
Treasury stock reissued to settle share-based awards	982,115	—	36,377	(46,068)	—	—	(9,691)	—	(9,691)
Balance at January 26, 2025	86,272,439	$990	$(520,511)	$1,469,712	$(395,686)	$(12,079)	$542,426	$—	$542,426
The accompanying notes are an integral part of these consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	January 26, 2025	January 28, 2024	January 29, 2023
Cash flows from operating activities:
Net (loss) income	$(161,896)	$(1,092,029)	$61,372
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	43,499	77,968	32,151
Amortization of right-of-use assets	5,872	6,484	4,742
Right-of-use asset impairment	—	3,884	—
Investment impairments and credit loss reserves, net	1,109	3,929	1,156
Goodwill impairment	7,490	755,621	—
Intangible impairment	—	131,385	—
Accretion of deferred financing costs and debt discount	8,274	7,320	1,421
Write-off of deferred financing costs and debt discount	13,246	4,446	—
Loss on extinguishment of debt	143,467	—	—
Interest rate swap termination	(3,579)	—	—
Deferred income taxes	(21,672)	40,636	(15,256)
Share-based compensation	68,036	40,170	39,248
Loss (gain) on disposition of business operations and assets	262	8	(18,260)
Equity method loss (income)	547	(45)	(249)
Gain from sale of investments	(277)	—	—
Corporate-owned life insurance, net	3,411	4,746	810
Amortization of inventory step-up	—	3,314	—
Changes in assets and liabilities:
Accounts receivable, net	(28,348)	27,443	2,445
Inventories	(18,666)	57,308	(3,752)
Other assets	3,137	1,817	6,302
Accounts payable	14,682	(44,346)	(3,697)
Accrued liabilities	(4,623)	(118,517)	18,921
Other liabilities	(15,984)	(5,462)	(643)
Net cash provided by (used in) operating activities	57,987	(93,920)	126,711
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	97	410	38
Purchase of property, plant and equipment	(7,861)	(29,185)	(28,323)
Proceeds from sale of investments	2,650	—	2,275
Purchase of investments	(434)	(930)	(6,748)
Purchase of intangibles	(6,341)	(1,915)	—
Proceeds from sale of business, net of cash disposed	—	—	26,193
Acquisition, net of cash acquired	—	—	(1,240,757)
Proceeds from corporate-owned life insurance	4,802	8,923	5,065
Premiums paid for corporate-owned life insurance	(4,800)	—	(5,065)
Net cash used in investing activities	(11,887)	(22,697)	(1,247,322)

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Fiscal Year Ended
	January 26, 2025	January 28, 2024	January 29, 2023
Cash flows from financing activities:
Proceeds from revolving line of credit	68,250	70,000	10,000
Payments of revolving line of credit	(283,250)	(5,000)	(33,000)
Proceeds from term loans	—	—	895,000
Payments of term loans	(441,413)	(272,375)	—
Proceeds from convertible senior notes	—	250,000	319,500
Proceeds from sale of warrants	—	—	42,909
Purchase of convertible note hedge	—	—	(72,559)
Proceeds from issuance of common stock, net of issuance costs	640,675	—	—
Proceeds from interest rate swap termination	4,776	—	—
Deferred financing costs	(824)	(25,361)	(21,760)
Payments for employee share-based compensation payroll taxes	(14,025)	(6,714)	(14,190)
Proceeds from exercise of stock options	4,335	—	620
Repurchase of common stock	—	—	(50,000)
Distributions to noncontrolling interest	(184)	—	—
Net cash (used in) provided by financing activities	$(21,660)	$10,550	$1,076,520
Effect of foreign exchange rate changes on cash and cash equivalents	$(1,282)	$(858)	$—
Net increase (decrease) in cash and cash equivalents	23,158	(106,925)	(44,091)
Cash and cash equivalents at beginning of period	128,585	235,510	279,601
Cash and cash equivalents at end of period	$151,743	$128,585	$235,510

Supplemental disclosure of cash flow information:
Interest paid	$72,454	$83,583	$11,745
Income taxes paid	$7,979	$19,758	$10,364

Non-cash investing and financing activities:
Accounts payable related to capital expenditures	$183	$860	$9,390
Accrued deferred financing costs	$—	$828	$2,767
Accrued purchase of intangibles	$1,600	$—	$—
Debt extinguished in exchange for common stock	$188,050	$—	$—
Conversion of notes into equity	$—	$1,271	$—

SEMTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Organization and Basis of Presentation
Semtech Corporation (together with its consolidated subsidiaries, the "Company" or "Semtech") is a leading provider of high-performance semiconductor, Internet of Things ("IoT") systems and cloud connectivity service solutions. The end customers for the Company’s silicon solutions are primarily original equipment manufacturers ("OEMs") that produce and sell technology solutions. The Company’s IoT module, router, gateway and managed connectivity solutions ship to IoT device makers and enterprises to provide IoT connectivity to end devices.
The Company designs, develops, manufactures and markets a diverse portfolio of products for commercial applications, addressing the global infrastructure, high-end consumer and industrial end markets.
Basis of Presentation
The Company reports results on the basis of 52 and 53-week periods and ends its fiscal year on the last Sunday in January. Fiscal years 2025, 2024 and 2023 each consisted of 52 weeks.
Certain reclassifications within the Consolidated Statements of Operations have been made to prior period amounts to conform to current period presentation, with no impact to the Company's gross profit, operating income, net income or earnings per share for any historical periods and also did not impact the Balance Sheets or Statements of Cash Flows.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The Company’s Consolidated Statements of Operations are referred to herein as the "Statements of Operations," the Company’s Consolidated Balance Sheets are referred to herein as the "Balance Sheets" and the Company's Consolidated Statements of Cash Flows are referred to herein as the "Statements of Cash Flows." The Company consolidates entities that are not variable interest entities ("VIEs") when it owns, directly or indirectly, a majority interest in the entity or is otherwise able to control the entity. The Company consolidates VIEs in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, "Consolidation." Entities for which the Company owns an interest, but does not consolidate, are accounted for under the equity method or cost method of accounting as minority investments and are included in "Other Assets" within the Balance Sheets. The ownership interest in a consolidated subsidiary of the Company held by outside parties is included in "Noncontrolling Interest" within the Balance Sheets.
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
The Company has minority equity investments in privately-held companies that are classified in "Other assets" in the Balance Sheets. Substantially all of these investments are carried at cost because the Company does not have readily determinable fair values or because the Company does not have the ability to exercise significant influence over the companies. The Company has determined that it is not practicable to estimate the fair values of these investments and accounts for them at cost in accordance with ASC 321–Investments. As of January 26, 2025 and January 28, 2024, the Company had aggregate net investments carried at cost of $33.4 million and $36.5 million, respectively. As of January 26, 2025 and January 28, 2024, aggregate net investments accounted for under the equity method of accounting totaled $5.7 million and $6.4 million, respectively. The Company monitors whether there have been any events or changes in circumstances that would have a significant adverse effect on the fair values of these investments and recognizes losses in the Statements of Operations when it determines that declines in the fair values of its investments below their cost are other than temporary. The Company recorded investment impairments and credit loss reserves, net of $1.1 million, $3.9 million and $1.2 million during fiscal years 2025, 2024 and 2023, respectively.
Accounts Receivable Allowances
Accounts receivable are trade-related receivables recorded at net realizable value or the amount that the Company expects to collect on gross customer trade receivables. The Company evaluates the collectability of its accounts receivable based on a combination of factors. Historically, bad debt provisions have been consistent with management’s expectations. If the Company becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, it records an allowance to reduce the net receivable to the amount it reasonably believes it will be able to collect from the customer. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and historical experience. If the financial condition of the Company’s customers were to deteriorate or if economic conditions worsen, additional allowances may be required in the future.
Inventories
Inventories are stated at lower of cost or net realizable value and consist of materials, labor, and overhead. The Company determines the cost of inventory by the first-in, first-out method. The Company evaluates inventories for excess quantities and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the write down is made. In order to state the inventory at lower of cost or net realizable value, the Company maintains reserves against inventory to write down its inventory.
Business Combinations
The Company accounts for business combinations in accordance with ASC 805, "Business Combinations." The Company allocates the purchase price paid for assets acquired and liabilities assumed in connection with acquisitions based on their estimated fair values at the time of acquisition. This allocation involves a number of assumptions, estimates and judgments that could materially affect the timing or amounts recognized in its financial statements. The most subjective areas include determining the fair values of the following:
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
The Company tests the reasonableness of the inputs and outcomes of its discounted cash flow analysis against available market data. During fiscal years 2025 and 2024, the Company recorded $7.5 million and $755.6 million of goodwill impairment, respectively. No impairment of goodwill was recorded during fiscal year 2023 as the fair values of all of the Company's reporting units exceeded their carrying values. See Note 8, Goodwill and Intangible Assets, for further discussion of the Company's goodwill.
Other Intangibles and Long-lived Assets
Finite-lived intangible assets resulting from business acquisitions or technology licenses purchased are amortized on a straight-line basis over their estimated useful lives. The useful lives of acquisition-related intangible assets approximate the point where over 90% of realizable undiscounted cash flows for each intangible asset are recognized. The assigned useful lives are based upon the Company’s historical experience with similar technology and other intangible assets owned by the Company. The useful life of technology licenses is usually based on the term of the agreement.
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
The Company assesses finite-lived intangibles and long-lived assets for impairment when indicators of impairment, such as reductions in demand or significant industry and economic slowdowns in the semiconductor and IoT industries, are present. Reviews are performed to determine whether the carrying value of an asset or asset group is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value. No impairment of finite-lived intangibles was recorded in fiscal years 2025 and 2023. During fiscal year 2024, in conjunction with the annual impairment assessment of goodwill, the Company recorded $131.4 million of finite-lived intangibles impairment.
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
Contract Balances: Accounts receivable represents the Company’s unconditional right to receive consideration from its customers. Contract assets consist of the Company’s right to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditioned on something other than the passage of time. The Company's contract asset balances were not material as of January 26, 2025 and January 28, 2024. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (i.e., receivable), before the entity transfers a good or service to the customer. The Company's deferred revenue contract liability balances are recorded in "Accrued liabilities" and "Other long term liabilities" in the Balance Sheets. The current portion of the Company's deferred revenue contract liability balances were $15.9 million and $19.1 million as of January 26, 2025 and January 28, 2024, respectively, and the long-term portion of the Company's deferred revenue contract liability balances were $10.8 million and $8.2 million as of January 26, 2025 and January 28, 2024, respectively. There were no impairment losses recognized on the Company’s accounts receivable or contract assets during the fiscal year ended January 26, 2025.
    Contract Costs: All incremental customer contract acquisition costs are expensed as they are incurred as the amortization period of the asset that the Company otherwise would have recognized is one year or less in duration.
    Significant Financing Component: The Company does not adjust the promised amount of consideration for the effects of a significant financing component. The expected timing difference between the payment and satisfaction of performance obligations for the vast majority of the Company’s contracts is one year or less; therefore, the Company applies a practical expedient and does not consider the effects of the time value of money. The Company’s contracts with customer prepayment terms do not include a significant financing component because the primary purpose is not to receive financing from the customers.
    Sales and Value Added Tax Exclusion from the Transaction Price: The Company excludes from the measurement of the transaction price taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from the customer.
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
Sales and Marketing
The Company expenses sales and marketing costs, which include advertising costs, as they are incurred. Advertising costs were $0.9 million, $1.5 million and $1.5 million for fiscal years 2025, 2024 and 2023, respectively.
Product Development and Engineering
Product development and engineering costs are charged to expense as incurred. Recoveries from nonrecurring engineering services are recorded as an offset to product development expense incurred in support of this effort since these activities do not represent an earnings process core to the Company’s business and serve as a mechanism to partially recover development expenditures. The Company received approximately $8.8 million, $5.4 million and $10.1 million of recoveries for nonrecurring engineering services in fiscal years 2025, 2024 and 2023, respectively.
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
The following table summarizes the changes in other comprehensive (loss) income by component:

	Fiscal Year Ended
	January 26, 2025			January 28, 2024			January 29, 2023
(in thousands)	Pre-tax Amount	Tax Benefit (Expense)	Net Amount	Pre-tax Amount	Tax (Expense) Benefit	Net Amount	Pre-tax Amount	Tax Benefit (Expense)	Net Amount
Defined benefit plans:
Other comprehensive (loss) income before reclassifications	$(1,650)	$238	$(1,412)	$(3,106)	$515	$(2,591)	$4,363	$(568)	$3,795
Amounts reclassified to earnings included in "Selling, general and administrative"	710	(92)	618	2,021	(329)	1,692	1,909	(313)	1,596
Foreign currency hedge:
Other comprehensive (loss) income before reclassifications	(193)	51	(142)	43	(79)	(36)	604	(105)	499
Amounts reclassified to earnings included in "Selling, general and administrative"	24	(6)	18	(591)	150	(441)	112	(53)	59
Interest rate hedge:
Other comprehensive income before reclassifications	7,481	(1,820)	5,661	17,868	(4,013)	13,855	1,595	(343)	1,252
Amounts reclassified to earnings included in "Interest expense"	(9,276)	1,799	(7,477)	(10,189)	2,191	(7,998)	(2,189)	471	(1,718)
Reclass of realized gain on interest rate swaps termination and prior hedge effectiveness	(3,579)	—	(3,579)	—	—	—	—	—	—
Cumulative translation adjustment	(2,773)	—	(2,773)	(10,834)	—	(10,834)	(48)	—	(48)
Other comprehensive (loss) income	$(9,256)	$170	$(9,086)	$(4,788)	$(1,565)	$(6,353)	$6,346	$(911)	$5,435

Accumulated Other Comprehensive Income or Loss
The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

(in thousands)	Defined Benefit Plans	Foreign Currency Hedge	Interest Rate Hedge	Available-for-Sale Securities	Cumulative Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance as of January 30, 2022	$(5,612)	$—	$180	$2,527	$830	$(2,075)
Other comprehensive income (loss)	5,391	558	(466)	—	(48)	5,435
Balance as of January 29, 2023	(221)	558	(286)	2,527	782	3,360
Other comprehensive (loss) income	(899)	(477)	5,857	—	(10,834)	(6,353)
Balance as of January 28, 2024	(1,120)	81	5,571	2,527	(10,052)	(2,993)
Other comprehensive loss	(794)	(124)	(5,395)	—	(2,773)	(9,086)
Balance as of January 26, 2025	$(1,914)	$(43)	$176	$2,527	$(12,825)	$(12,079)
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
The Company measures compensation cost for all share-based payments at fair value on the measurement date, which is typically the grant date. RSUs are valued based on the stock price on the measurement date, while NQSOs are valued using the Black-Scholes pricing model, which considers, among other things, estimates and assumptions on the expected life of options, stock price volatility and market value of the Company's common stock. For performance-based awards with a market condition, the Company uses a Monte Carlo simulation model to estimate grant date fair value, which takes into consideration the range of possible stock price or total stockholder return outcomes. For performance-based awards with a financial metric-based performance condition, the Company values the awards as of the measurement date and compensation cost is recognized using the accelerated attribution method over the requisite service period based on the number of shares that are probable of attainment for each performance period. For financial metric-based restricted stock units with a market condition, the Company uses a combination of a Monte Carlo simulation model and the closing stock price on the grant date to estimate grant date fair value. In accordance with ASC 718, "Compensation—Stock Compensation," the Company recognizes forfeitures as they occur.
(Loss) Earnings per Share
The computation of basic and diluted (loss) earnings per share was as follows:

	Fiscal Year Ended
(in thousands, except per share data)	January 26, 2025	January 28, 2024	January 29, 2023
Net (loss) income attributable to common stockholders	$(161,896)	$(1,092,030)	$61,380

Weighted-average shares outstanding–basic	71,606	64,127	63,770
Dilutive effect of share-based compensation	—	—	243
Weighted-average shares outstanding–diluted	71,606	64,127	64,013

(Loss) earnings per share:
Basic	$(2.26)	$(17.03)	$0.96
Diluted	$(2.26)	$(17.03)	$0.96

Anti-dilutive shares not included in the above calculations:
Share-based compensation	220	2,094	1,211
Warrants	8,573	8,573	8,573
Total anti-dilutive shares	8,793	10,667	9,784
Basic earnings or loss per share is computed by dividing income or loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the reporting period. Diluted earnings or loss per share incorporates the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of NQSOs and the vesting of RSUs, market-condition RSUs, financial metric-based RSUs and financial metric-based RSUs with a market condition if certain conditions have been met, but excludes such incremental shares that would have an anti-dilutive effect. Due to the Company's net loss for fiscal years 2025 and 2024, all shares underlying stock options and RSUs were considered anti-dilutive.
Any dilutive effect of the Warrants (see Note 10, Long-Term Debt) is calculated using the treasury-stock method. For fiscal years 2024 and 2023, the Warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of the Company's common stock for the reporting period, and for fiscal years 2025 and 2024 they were also excluded due to net loss.
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
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-04, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments are effective for the Company for fiscal years beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, which requires public business entities to expand disclosures about specific expense categories. The amendments in this ASU require a public entity to disclose, in tabular format, in the notes to the financial statements, specific information about certain costs and expenses. Although the ASU does not change the expense captions an entity presents on the face of the income statement, it requires disaggregation of certain expense captions into specified categories. The amendments are effective for the Company for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its disclosures within the consolidated financial statements.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify the circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The amendments require retrospective application to all periods presented. The amendments are effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the provisions of ASU 2023-07 for the year ended January 26, 2025 on a retrospective basis and included enhanced disclosures in Note 16. The adoption of this ASU did not have a material impact on the consolidated financial statements.

Note 3: Acquisition and Divestiture
Sierra Wireless, Inc.
On January 12, 2023 (the "Acquisition Date"), the Company completed the acquisition of Sierra Wireless, Inc. ("Sierra Wireless"), pursuant to the Arrangement Agreement dated as of August 2, 2022 (the "Arrangement Agreement") by and among the Company, 13548597 Canada Inc., a corporation formed under the Canada Business Corporations Act, and the Company’s wholly-owned subsidiary (the "Purchaser"), and Sierra Wireless. Pursuant to terms and conditions of the Arrangement Agreement, the Purchaser, among other things, acquired all of the issued and outstanding common shares of Sierra Wireless (the "Sierra Wireless Acquisition"). The Sierra Wireless Acquisition was implemented by way of a plan of arrangement (the "Plan of Arrangement") in accordance with the Canada Business Corporations Act. Pursuant to the Arrangement Agreement and Plan of Arrangement, at the effective time of the Sierra Wireless Acquisition, which constituted a change in control of Sierra Wireless, each common share of Sierra Wireless that was issued and outstanding immediately prior to the effective time was transferred to the Purchaser in consideration for the right to receive $31.00 per share of Sierra Wireless’ common shares, in an all-cash transaction representing a total purchase consideration of approximately $1.3 billion. The acquisition was financed with a combination of cash on hand and $895.0 million of capital from term loans as described in Note 10, Long-Term Debt.
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
The following table provides a summary of the pro forma unaudited consolidated results of operations of Sierra Wireless as if the Sierra Wireless Acquisition had been completed on February 1, 2021 (the first day of fiscal year 2022):

Fiscal Year Ended
January 29, 2023
(in thousands)	(unaudited)
Total revenues	$1,415,721
Net (loss) income	22,174
The unaudited pro forma information presented does not purport to be indicative of the results that would have been achieved had the acquisition been consummated at the beginning of each period presented nor of the results that may occur in the future. The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable. The unaudited pro forma information does not include any adjustments for any restructuring activities, operating efficiencies or cost savings. The Company ends its fiscal year on the last Sunday in January. Prior to the transaction, Sierra Wireless's fiscal year ended on December 31. To comply with SEC rules and regulations for companies with different fiscal year ends, the pro forma combined financial information has been prepared utilizing periods that differ by up to a month.
Divestiture
On May 3, 2022, the Company completed the divestiture of its high reliability discrete diodes and assemblies business (the "Disposal Group") to Micross Components, Inc. for $26.2 million, net of cash disposed, in an all-cash transaction. The divestiture resulted in a gain $18.3 million in fiscal year 2023, which was recorded in "Gain on sale of business" in the Statements of Operations. As a result of the transaction, the Company disposed of $0.8 million of goodwill based on the relative fair value of the Disposal Group and the portion of the applicable reporting unit that was retained. The estimated fair value of the Disposal Group less estimated costs to sell exceeded its carrying amount as of the transaction date. As the sale of the Disposal Group was not considered a strategic shift that would have a major effect on the Company’s operations or financial results, it was not reported as discontinued operations.

Note 4: Available-for-sale securities
The following table summarizes the values of the Company’s available-for-sale securities:

	January 26, 2025			January 28, 2024
(in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gain/(Loss)	Fair Value	Amortized Cost	Gross Unrealized Gain/(Loss)
Convertible debt investments	$12,715	$14,725	$(2,010)	$12,117	$14,454	$(2,337)
Total available-for-sale securities	$12,715	$14,725	$(2,010)	$12,117	$14,454	$(2,337)
The following table summarizes the maturities of the Company’s available-for-sale securities:

	January 26, 2025
(in thousands)	Fair Value	Amortized Cost
Within 1 year	$12,715	$14,725
After 1 year through 5 years	—	—
Total available-for-sale securities	$12,715	$14,725
The Company's available-for-sale securities consist of investments in convertible debt instruments issued by privately-held companies and are recorded at fair value. See Note 5, Fair Value Measurements, for further discussion of the valuation of the available-for-sale securities. The available-for-sale securities with maturities within one year are included in "Other current assets" and with maturities greater than one year are included in "Other assets" in the Balance Sheets. Unrealized gains or losses, net of tax, are recorded in "Accumulated other comprehensive (loss) income, net" in the Balance Sheets, and realized gains or losses as well as current expected credit loss reserves are recorded in "Non-operating income, net" in the Statements of Operations.

Note 5: Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis
The fair values of financial assets and liabilities measured and recorded at fair value on a recurring basis were presented in the Balance Sheets as follows:

	January 26, 2025				January 28, 2024
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swap agreement	$745	$—	$745	$—	$7,321	$—	$7,321	$—
Convertible debt investments	12,715	—	—	12,715	12,117	—	—	12,117
Foreign currency forward contracts	—	—	—	—	169	—	169	—
Total financial assets	$13,460	$—	$745	$12,715	$19,607	$—	$7,490	$12,117

Financial liabilities:
Interest rate swap agreement	$—	$—	$—	$—	$7	$—	$7	$—
Total financial liabilities	$—	$—	$—	$—	$7	$—	$7	$—
During the fiscal year ended January 26, 2025, the Company had no transfers of financial assets or liabilities between Level 1 or Level 2. As of January 26, 2025 and January 28, 2024, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
The convertible debt investments are valued utilizing a combination of estimates that are based on the estimated discounted cash flows associated with the debt and the fair value of the equity into which the debt may be converted, all of which are Level 3 inputs.
The following table presents a reconciliation of the changes in convertible debt investments in the fiscal year ended January 26, 2025:

(in thousands)
Balance at January 28, 2024	$12,117
Sales	(222)
Interest accrued	820
Balance at January 26, 2025	$12,715
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
The following table displays the carrying values and fair values of the 2027 Notes and 2028 Notes:

		January 26, 2025		January 28, 2024
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
1.625% convertible senior notes due 2027, net (1)	Level 2	$312,973	$647,943	$310,563	$262,571
4.00% convertible senior notes due 2028, net (2)	Level 2	60,352	225,771	241,829	313,299
Total convertible notes, net of debt issuance costs		$373,325	$873,714	$552,392	$575,870
(1) The 1.625% convertible senior notes due 2027, net are reflected net of $6.5 million and $8.9 million of unamortized debt issuance costs as of January 26, 2025 and January 28, 2024, respectively.
(2) The 4.00% convertible senior notes due 2028, net are reflected net of $1.6 million and $8.2 million of unamortized debt issuance costs as of January 26, 2025 and January 28, 2024, respectively.
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
During the fiscal year ended January 26, 2025, the Company recorded a total of $7.5 million of pre-tax non-cash goodwill impairment charges for the IoT Systems–Modules reporting unit and there were no impairments of intangible assets. During the fiscal year ended January 28, 2024, the Company recorded a total of $755.6 million of pre-tax non-cash goodwill impairment charges and $131.4 million of pre-tax non-cash intangible assets impairment charges for the reporting units related to the Sierra Wireless Acquisition. Refer to Note 8, Goodwill and Intangible Assets, for further details.
Investment Impairments and Credit Loss Reserves
The total credit loss reserve for the Company's held-to-maturity debt securities and AFS debt securities was $4.5 million and $4.5 million as of January 26, 2025 and January 28, 2024, respectively. During fiscal year 2025, the Company recorded other-than-temporary impairments of $1.1 million on certain non-marketable equity investments and AFS debt securities. During fiscal year 2024, the Company recorded other-than-temporary impairments of $2.6 million on certain non-marketable equity investments and AFS debt securities. During fiscal year 2023, the Company decreased its credit loss reserves by $0.3 million primarily due to a recovery on one of its held-to-maturity debt securities and recorded a $1.5 million impairment on one of its non-marketable equity investments. Credit loss reserves related to the Company’s available-for-sale debt securities and held-to-maturity debt securities with maturities within one year were included in "Other current assets" and with maturities greater than one year were included in "Other assets" in the Balance Sheets.

Note 6: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

(in thousands)	January 26, 2025	January 28, 2024
Raw materials and electronic components	$46,333	$46,425
Work in progress	87,896	69,404
Finished goods	29,364	29,163
Total inventories	$163,593	$144,992
In fiscal year 2024, the Company recorded $3.3 million of amortization of inventory step-up related to the Sierra Wireless Acquisition in "Cost of sales" in the Statements of Operations. No amortization of inventory step-up was recorded in fiscal year 2025.

Note 7: Property, Plant and Equipment
The following is a summary of property and equipment:

(in thousands)	Estimated Useful Lives	January 26, 2025	January 28, 2024
Land		$13,577	$13,577
Buildings	7 to 39 years	49,900	49,897
Leasehold improvements	2 to 10 years	13,438	13,742
Machinery and equipment	3 to 8 years	269,874	271,215
Computer hardware and software	3 to 13 years	80,666	76,483
Furniture and office equipment	5 to 7 years	7,780	7,753
Construction in progress		4,933	4,676
Property, plant and equipment, gross		440,168	437,343
Less: accumulated depreciation and amortization		(313,978)	(283,725)
Property, plant and equipment, net		$126,190	$153,618
As of January 26, 2025 and January 28, 2024, construction in progress consisted primarily of machinery and equipment awaiting completion of installation and being placed in service.
Depreciation expense was $33.2 million, $29.3 million, and $25.8 million in fiscal years 2025, 2024 and 2023, respectively.

Note 8: Goodwill and Intangible Assets
Goodwill
The following table summarizes goodwill by applicable operating segments:

	Balance as of January 26, 2025			Balance as of January 28, 2024
(in thousands)	Goodwill	Accumulated Impairment Losses	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value
Signal Integrity	$267,205	$—	$267,205	$267,205	$—	$267,205
Analog Mixed Signal and Wireless	83,101	—	83,101	83,101	—	83,101
IoT Systems and Connectivity	945,896	(763,111)	182,785	946,542	(755,621)	190,921
Total goodwill	$1,296,202	$(763,111)	$533,091	$1,296,848	$(755,621)	$541,227
The following table summarizes the change in goodwill by applicable operating segments:

(in thousands)	Signal Integrity	Analog Mixed Signal and Wireless	IoT Systems and Connectivity	Total
Balance at January 28, 2024	$267,205	$83,101	$190,921	$541,227
Cumulative translation adjustment	—	—	(646)	(646)
Impairment	—	—	(7,490)	(7,490)
Balance at January 26, 2025	$267,205	$83,101	$182,785	$533,091
In the first quarter of fiscal year 2025, as a result of organizational restructuring, the Company combined the IoT Systems operating segment and the IoT Connected Services operating segment into the newly formed IoT Systems and Connectivity operating segment. The Company currently has three operating segments—Signal Integrity ("SIP"), Analog Mixed Signal and Wireless ("AMW"), and IoT Systems and Connectivity ("ISC"). As of January 26, 2025 the Company has six reporting units—Signal Integrity, Advanced Protection and Sensing, Wireless, IoT Systems–Modules, IoT Systems–Routers and IoT Connected Services. SIP operating segment includes the Signal Integrity reporting unit, AMW operating segment includes the Advanced Protection and Sensing and Wireless reporting units, and ISC operating segment includes the IoT Systems–Modules, IoT Systems–Routers and IoT Connected Services reporting units. See Note 16, Segment Information, for further discussion of the Company's operating and reportable segments.
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
During the fourth quarter of fiscal year 2025, the Company performed its annual goodwill and intangible asset impairment assessment using a qualitative assessment for all of its reporting units, with the exception of IoT Systems–Modules, for which the Company performed a quantitative assessment. Due to a reduction in earnings forecasts associated with this reporting unit, the Company impaired the remaining IoT Systems–Modules goodwill balance of $7.5 million. There was no goodwill impairment for any of the Company's other reporting units.
A total of $755.6 million of pre-tax non-cash goodwill impairment charges were recorded for fiscal year 2024 in the Statements of Operations as a result of impairment tests performed. The impairment tests were triggered due to a reduction in earnings forecasts associated with the business acquired from Sierra Wireless, adverse macroeconomic conditions including an elevated interest rate environment, and finalization of the measurement period adjustments. The Company recorded $209.0 million of goodwill impairment for the IoT Connected Services reporting unit, $245.2 million of goodwill impairment for the IoT Systems–Modules reporting unit and $301.4 million of goodwill impairment for the IoT Systems–Routers reporting unit, resulting from quantitative assessments of the reporting units. There was no goodwill impairment for any of the Company's other reporting units. The fair values of these reporting units were determined based on a discounted cash flow model (an income approach) and earnings multiples (a market approach). Significant inputs to the reporting unit fair value measurements included forecasted cash flows, discount rates, terminal growth rates and earnings multiples, which were determined by management estimates and assumptions. The reporting unit fair value measurements are classified as Level 3 in the fair value hierarchy because they involve significant unobservable inputs.
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
For fiscal year 2023, prior to and subsequent to the restructuring of the Company's reporting units due to the Sierra Wireless Acquisition, the Company performed a quantitative assessment that demonstrated that the fair value of each of the reporting units was higher than their respective carrying values. No impairment to goodwill was recorded during fiscal year 2023.
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
Purchased and Other Intangibles
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions, which are amortized over their estimated useful lives:

		January 26, 2025
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Core technologies	1-8 years	$154,728	$(44,014)	(91,792)	$18,922
Customer relationships	1-10 years	51,781	(13,394)	(34,777)	3,610
Trade name	2-10 years	9,000	(3,125)	(4,816)	1,059
Capitalized development costs	3 years	1,368	(278)	—	1,090
Software licenses	7 years	200	(14)	—	186
Total finite-lived intangible assets		$217,077	$(60,825)	$(131,385)	$24,867

		January 28, 2024
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Core technologies	1-8 years	$154,985	$(35,130)	(91,792)	$28,063
Customer relationships	1-10 years	52,272	(13,391)	(34,777)	4,104
Trade name	2-10 years	9,000	(2,700)	(4,816)	1,484
Total finite-lived intangible assets		$216,257	$(51,221)	$(131,385)	$33,651
Amortization expense of finite-lived intangible assets was as follows:

	Fiscal Year Ended
(in thousands)	January 26, 2025	January 28, 2024	January 29, 2023
Core technologies	$9,106	$33,716	$5,660
Customer relationships	459	12,345	690
Trade name	425	2,568	132
Capitalized development costs	278	—	—
Software licenses	14	—	—
Total amortization expense	$10,282	$48,629	$6,482
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
Future amortization expense of finite-lived intangible assets is expected as follows:

(in thousands)	Core Technologies	Customer Relationships	Trade Name	Capitalized Development Costs	Software Licenses	Total
Fiscal year 2026	$8,595	$454	$133	$456	$29	$9,667
Fiscal year 2027	3,703	454	133	456	29	4,775
Fiscal year 2028	3,547	454	133	178	29	4,341
Fiscal year 2029	3,077	454	133	—	29	3,693
Fiscal year 2030	—	454	133	—	29	616
Thereafter	—	1,340	394	—	41	1,775
Total expected amortization expense	$18,922	$3,610	$1,059	$1,090	$186	$24,867
Also in "Other intangible assets, net" in the Balance Sheets, are finite-lived intangible assets to be amortized upon placement in service. The following table sets forth the Company’s finite-lived intangible assets not yet placed in service:

(in thousands)	Capitalized Development Costs	0	Software Licenses	Total
Balance at January 28, 2024	$1,000		$915	$1,915
Additions	2,472		5,425	7,897
Placed in service	(1,368)		(200)	(1,568)
Balance at January 26, 2025	$2,104		$6,140	$8,244

Note 9: Details of Other Current Assets and Accrued Liabilities
The following is a summary of other current assets for fiscal years 2025 and 2024:

(in thousands)	January 26, 2025	January 28, 2024
Inventory advances	$34,835	$44,763
Other receivables	25,599	17,302
Prepaid expenses and deposits	14,608	25,058
Short term portion of investments	12,716	14,545
Other	6,312	12,661
Total other current assets	$94,070	$114,329
The following is a summary of accrued liabilities for fiscal years 2025 and 2024:

(in thousands)	January 26, 2025	January 28, 2024
Compensation	$44,911	$21,456
Refund liabilities	39,406	28,756
Accrued inventory	22,106	12,894
Deferred revenue	15,870	19,092
Inventory purchase commitment	9,440	10,552
Lease liabilities	6,006	6,560
Royalties	3,263	8,569
Professional fees	2,948	6,095
Deferred compensation	2,930	7,412
Restructuring	787	6,277
Income taxes payable	—	2,924
Accrued R&D expenses	—	1,924
Other	30,534	39,594
Total accrued liabilities	$178,201	$172,105

Note 10: Long-Term Debt
Long-term debt and the current period interest rates were as follows:

(in thousands)	January 26, 2025	January 28, 2024
Revolving loans	$—	$215,000
Term loans	181,212	622,625
1.625% convertible senior notes due 2027	319,500	319,500
4.00% convertible senior notes due 2028	61,950	250,000
Total debt	562,662	1,407,125
Current portion, net	(45,594)	—
Debt issuance costs	(11,135)	(36,086)
Total long-term debt, net of debt issuance costs	$505,933	$1,371,039
Weighted-average effective interest rate (1)	4.10%	5.86%
(1) The revolving loans and Term Loans (as defined below) bear interest at variable rates based on Adjusted Term SOFR or a Base Rate (as defined in the Credit Agreement), at the Company’s option, plus an applicable margin that varies based on the Company’s consolidated leverage ratio. In the first quarter of fiscal year 2024, the Company entered into an interest rate swap agreement with a 2.75 year term to hedge the variability of interest payments on $150.0 million of debt outstanding on the Term Loans at a fixed Term SOFR rate of 3.58%, plus a variable margin and spread based on the Company’s consolidated leverage ratio. In the fourth quarter of fiscal year 2023, the Company entered into an interest rate swap agreement with a 5 year term to hedge the variability of interest payments on $450.0 million of debt outstanding on the Term Loans at a fixed Term SOFR rate of 3.44%, plus a variable margin and spread based on the Company’s consolidated leverage ratio. As of January 26, 2025, the effective interest rate was a weighted-average rate that represented (a) interest on $150.0 million of the debt outstanding on the Terms Loans at a fixed SOFR rate of 3.58% plus a margin and spread of 3.85% (total fixed rate of 7.43%), (b) interest on the remaining debt outstanding on the Term Loans at a floating SOFR rate of 4.36% plus a margin and spread of 3.85% (total floating rate of 8.21%), (c) interest on the 2027 Notes outstanding at a fixed rate of 1.625%, and (d) interest on the 2028 Notes outstanding at a fixed rate of 4.00%. As of January 28, 2024, the effective interest rate was a weighted average-rate that represented (a) interest on the revolving loans at a fixed LIBOR rate of 5.34% plus a margin and spread of 3.86% (total fixed rate of 9.20%) (b) interest on $450.0 million of the debt outstanding on the Term Loans at a fixed SOFR rate of 3.44% plus a margin and spread of 3.85% (total fixed rate of 7.29%), (c) interest on $150.0 million of the debt outstanding on the Terms Loans at a fixed SOFR rate of 3.58% plus a margin and spread of 3.85% (total fixed rate of 7.43%), (d) interest on the remaining debt outstanding on the Term Loans at a floating SOFR rate of 5.34% plus a margin and spread of 3.85% (total floating rate of 9.19%), (e) interest on the 2027 Notes outstanding at a fixed rate of 1.625%, and (f) interest on the 2028 Notes outstanding at a fixed rate of 4.00%
Credit Agreement
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
After effectiveness of the Third Amendment (as defined and described below), the borrowing capacity on the revolving credit facility under the Credit Agreement (the "Revolving Credit Facility") was $500.0 million, of which $162.5 million matured on November 7, 2024 and $337.5 million is scheduled to mature on January 12, 2028, and the Term Loans are scheduled to mature on January 12, 2028 (subject to, in certain circumstances, an earlier springing maturity).
In fiscal year 2025, the Company repaid the outstanding amount of $68.3 million on the Revolving Credit Facility which matured on November 7, 2024 by borrowing against the remaining Revolving Credit Facility scheduled to mature on January 12, 2028. In fiscal 2025, the Company repaid an additional $215.0 million on the Revolving Credit Facility and repaid $441.4 million on the Term Loans using a combination of the Company's cash on hand and net proceeds from the secondary public offering as discussed in Note 18, Common Stock. In fiscal year 2024, the Company borrowed $70.0 million and repaid $5.0 million on the Revolving Credit Facility.

As of January 26, 2025, the Company had $181.2 million outstanding under the Term Loans and no Revolving Loans outstanding under the Revolving Credit Facility, which had available undrawn borrowing capacity of $334.7 million, subject to net leverage limitations and customary conditions precedent, including the accuracy of representations and warranties and the absence of defaults.
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
Compliance with the leverage and interest expense coverage financial covenants is measured quarterly based upon the Company’s performance over the most recent four quarters, and compliance with the liquidity covenant is measured as of the last day of each monthly accounting period. As of January 26, 2025, the Company was in compliance with the financial covenants in the Credit Agreement.
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
In the fourth quarter of fiscal year 2025, due to the partial repayment of the Term Loan, the Company terminated the interest rate swap agreement with a 5 year term to hedge the variability of interest payments on $450.0 million of debt outstanding on the Term Loans at a Term SOFR rate of 3.44%, plus a variable margin and spread based on the Company’s consolidated leverage ratio. As a result of the interest rate swap termination, the Company recognized the reclassification of amounts in other comprehensive income to earnings. The recognized amount was a gain of $3.6 million. The Company also received proceeds of $4.8 million upon the interest rate swap termination.
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
Prior to the close of business on the business day immediately preceding July 1, 2027, the 2027 Notes are convertible at the option of the holders thereof only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on January 29, 2023 (and only during such fiscal quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which, for each trading day of that period, the Trading Price (as defined in the 2027 Indenture), as determined following a request by a holder of 2027 Notes in accordance with the procedures described in the 2027 Indenture, per $1,000 principal amount of 2027 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; (3) if the Company calls such 2027 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2027 Notes called (or deemed called as provided in the 2027 Indenture) for redemption; or (4) upon the occurrence of specified corporate events described in the 2027 Indenture. On or after July 1, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2027 Notes, holders of the 2027 Notes may convert all or a portion of their 2027 Notes, regardless of the foregoing conditions. Upon conversion, the 2027 Notes will be settled in cash up to the aggregate principal amount of the 2027 Notes to be converted, and in cash, shares of the Company's common stock or any combination thereof, at the Company’s option, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2027 Notes being converted. As of January 26, 2025, one of the conditions allowing holders of the 2027 Notes to convert had been met. The trading price of the Company's common stock remained above 130% of the applicable $37.27 conversion price for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, January 24, 2025 (the last trading day of the quarter ended January 26, 2025), resulting in the right of the holders of the 2027 Notes to convert their 2027 Notes beginning January 27, 2025 through April 25, 2025 (the last trading day of the quarter ending April 27, 2025). Should the holders of the 2027 Notes elect to convert some or all of the outstanding 2027 Notes, the Company intends to draw on its Revolving Credit Facility to settle the obligation. To the extent the 2027 Notes and 2028 Notes discussed below cannot be refinanced with the Revolving Credit Facility, $45.6 million of the balance has been classified as current and recorded in Current portion of long-term debt on the Consolidated Balance Sheets.

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

Convertible Senior Notes due 2028
On October 26, 2023, the Company issued and sold $250.0 million in aggregate principal amount of 4.00% Convertible Senior Notes due 2028 (the "2028 Notes") in a private placement. The 2028 Notes were issued pursuant to an indenture, dated October 26, 2023, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (the "2028 Indenture"). The 2028 Notes are jointly and severally and fully and unconditionally guaranteed by each of the Company’s current and future direct and indirect wholly-owned domestic subsidiaries that guarantee its borrowings under its Credit Agreement. The 2028 Notes bear interest at a rate of 4.00% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2024. The 2028 Notes will mature on November 1, 2028, unless earlier converted, redeemed or repurchased. As of January 26, 2025, approximately $62.0 million of the 2028 Notes remained outstanding.
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
Prior to the close of business on the business day immediately preceding August 1, 2028, the 2028 Notes will be convertible at the option of the holders thereof only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on January 28, 2024 (and only during such fiscal quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which, for each trading day of that period, the Trading Price (as defined in the 2028 Indenture), as determined following a request by a holder of the 2028 Notes in accordance with the procedures described in the Indenture, per $1,000 principal amount of the 2028 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; (3) if the Company calls such 2028 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2028 Notes called (or deemed called as provided in the 2028 Indenture) for redemption; or (4) upon the occurrence of specified corporate events described in the 2028 Indenture. As of January 26, 2025, one of the conditions allowing holders of the 2028 Notes to convert had been met. The trading price of the Company's common stock remained above 130% of the applicable $20.37 conversion price for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, January 24, 2025 (the last trading day of the quarter ended January 26, 2025), resulting in the right of the holders of the 2028 Notes to convert their 2028 Notes beginning January 27, 2025 through April 25, 2025 (the last trading day of the quarter ending April 27, 2025). Should the holders of the 2028 Notes elect to convert some or all of the 2028 Notes, the Company intends to draw on its Revolving Credit Facility to settle the obligation. To the extent the 2027 Notes discussed above and 2028 Notes cannot be refinanced with the Revolving Credit Facility, $45.6 million of the balance has been classified as current and recorded in Current portion of long-term debt on the Consolidated Balance Sheets.
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
Exchange of 2028 Notes
On July 11, 2024 and July 15, 2024, we entered into the Exchange Agreements with certain holders of the 2028 Notes. Pursuant to the Exchange Agreements, certain holders of the 2028 Notes exchanged with us approximately $188.1 million in aggregate principal amount of 2028 Notes held by them for an aggregate of 10,378,431 shares of our common stock, which number of shares was determined over an averaging period that commenced on July 12, 2024. We accounted for these exchange transactions as a partial debt extinguishment and recognized a loss on extinguishment of debt equal to the difference between the fair value of our common stock delivered to certain holders of the 2028 Notes and the carrying value of the outstanding debt, accrued interest and third-party fees related to the Exchange Agreements. In fiscal year 2025, in connection with the exchange transactions, we recognized $144.7 million of loss included in "Loss on extinguishment of debt" in the Statements of Operations and $5.5 million of loss resulting from the write-off of deferred financing costs included in "Interest expense" in the Statements of Operations.
Debt Commitment Letter
In connection with the Sierra Wireless Acquisition (see Note 3, Acquisition and Divestiture), the Company entered into a commitment letter, dated as of August 2, 2022 (the "Commitment Letter") with JPM, pursuant to which JPM committed to provide (a) a backstop of certain amendments to the Company's then-existing Credit Agreement and (b) a 364-day bridge loan facility in the aggregate principal amount of $1.2 billion (the "Bridge Commitment"), subject to certain mandatory commitment reductions customary for a bridge loan facility. During the third quarter of fiscal year 2023, the amendment and restatement of the Credit Agreement disclosed above and the issuance of the 2027 Notes disclosed above occurred to replace the backstop commitment and the Bridge Commitment.
Interest Expense
Interest expense was comprised of the following components for the periods presented:

	Fiscal Year Ended
(in thousands)	January 26, 2025	January 28, 2024	January 29, 2023
Contractual interest	$81,353	$94,233	$11,187
Interest rate swap agreement	(9,227)	(10,186)	(2,217)
Amortization of deferred financing costs	8,274	7,320	1,421
Write-off of deferred financing costs	13,246	4,446	—
Interest rate swap termination	(3,579)	—	—
Debt commitment fee (1)	—	—	7,255
Total interest expense	$90,067	$95,813	$17,646
(1) One-time fee incurred in connection with the Commitment Letter disclosed above.
As of January 26, 2025, there was $2.9 million outstanding under letters of credit under the Revolving Credit Facility.

Note 11: Share-Based Compensation
Financial Statement Effects and Presentation
Pre-tax share-based compensation, excluding the acceleration of Sierra Wireless equity awards in fiscal year 2023, was included in the Statements of Operations for fiscal years 2025, 2024 and 2023 as follows:

	Fiscal Year Ended
(in thousands)	January 26, 2025	January 28, 2024	January 29, 2023
Cost of sales	$2,933	$1,995	$2,645
Product development and engineering	13,965	12,844	15,110
Selling, general and administrative	51,138	25,331	21,493
Share-based compensation	$68,036	$40,170	$39,248
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
In fiscal year 2025, the Company granted to certain employees 1,606,332 restricted stock units that settle in shares that vest quarterly over a 3-year period. In fiscal year 2025, the Company granted no restricted stock units that settle in cash to employees.
The following table summarizes the activity for restricted stock units awarded to employees for fiscal year 2025:

(in thousands, except per share data)	Total Units	Units Subject to Share Settlement	Units Subject to Cash Settlement	Weighted-Average Grant Date Fair Value (per share)
Nonvested at January 28, 2024	2,599	2,591	8	$29.64
Granted	1,606	1,606	—	31.98
Vested	(1,123)	(1,120)	(3)	36.78
Forfeited	(362)	(361)	(1)	32.30
Nonvested at January 26, 2025	2,720	2,716	4	28.94
The aggregate unrecognized compensation for the non-vested restricted stock units that settle in shares as of January 26, 2025 was $56.7 million, which will be recognized over a weighted-average period of 2.1 years. The aggregate unrecognized compensation for the non-vested restricted stock units that settle in cash as of January 26, 2025 was $0.1 million, which will be recognized over a weighted-average period of 1.1 years.
Restricted Stock Units, Non-Employee Directors
The Company maintains a compensation program pursuant to which restricted stock units are granted to the Company’s directors that are not employed by the Company or any of its subsidiaries. Under the Company's director compensation program in effect prior to the Company's 2025 annual meeting of stockholders, a portion of the stock units granted under the program would be settled in cash and a portion would be settled in shares of the Company's common stock. Stock units granted under the program in connection with and following the Company's 2025 annual meeting of stockholders will be settled in shares of the Company's common stock. Restricted stock units awarded under the program are scheduled to vest on the earlier of (i) one year after the grant date or (ii) the day immediately preceding the first annual meeting of the Company's stockholders following the grant. Restricted stock units awarded under the program that are to be settled in cash will, subject to vesting, be settled when the director who received the award separates from service. Restricted stock units awarded under the program that are to be settled in shares of stock will, subject to vesting, be settled promptly following vesting; provided that a director may elect to defer the settlement date to the director's separation from service pursuant to the Company's Director Deferred Compensation Plan (Non-Employee).
The restricted stock units that are to be settled in cash are accounted for as liabilities. These awards are not typically settled until a non-employee director’s separation from service. The value of both the unvested and vested but unsettled awards are re-measured at the end of each reporting period until settlement. As of January 26, 2025, the total number of unvested and vested but unsettled awards was 206,701 units and the liability associated with these awards was $14.5 million, of which $8.3 million was included in "Accrued liabilities" in the Balance Sheets related to two previous non-employee directors currently serving short-term non-employee consultancies for the Company and one previous non-employee director who separated from service. The remaining $6.2 million was included in "Other long-term liabilities" in the Balance Sheets.
The restricted stock units that are to be settled in shares are accounted for as equity. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date, based on the fair value of the Company's common stock at the grant date, and recognized as share-based compensation expense over the requisite vesting period (typically one year).
The following table summarizes the activity for restricted stock units awarded to non-employee directors for fiscal year 2025:

(in thousands, except per share data)	Total Units	Units Subject to Share Settlement	Units Subject to Cash Settlement	Weighted-Average Grant Date Fair Value (per share)
Nonvested at January 28, 2024	76	38	38	$24.76
Granted	52	26	26	31.50
Vested	(78)	(39)	(39)	24.96
Forfeited	(4)	(2)	(2)	31.50
Nonvested at January 26, 2025	46	23	23	31.50
Financial Metric-Based Restricted Stock Units with a Market Condition
The Company grants financial metric-based restricted stock units with a market condition (the "Performance Awards") to certain executives of the Company, which are settled in shares and accounted for as equity awards. The Performance Awards have both a financial metric-based performance condition and a pre-defined market condition, which together determine the number of shares that ultimately vest, in addition to the condition of continued service. The number of vested shares for each of the three tranches of the awards, which are the one, two and three-year performance periods, is determined based on the Company's attainment of pre-established revenue and non-GAAP operating income targets for the respective performance period. The vesting for tranches after the initial performance period is also dependent on the actual number of vested shares for the preceding performance period. The market condition is determined based upon the Company's total stockholder return ("TSR") benchmarked against the TSR of an index over the three-year performance period. For fiscal year 2025 grants, the benchmark was against the Russell 3000 Index. The market condition functions as a catch-up provision in determining the vesting of the third tranche of the awards based on the performance over the full three-year performance period. Generally, the award recipients must be employed for the entire performance period and be an active employee at the time of vesting of the awards.
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
In fiscal year 2025, the Company granted 443,943 Performance Awards. The weighted-average grant-date fair values for each of the one, two and three-year performance periods over which the Performance Awards vest were $36.26, $36.26 and $57.08, respectively. Under the terms of these awards, assuming the highest performance level of 200% with no cancellations due to forfeitures, the maximum potential number of shares that can be earned in aggregate for the cumulative fiscal years 2025, 2026 and 2027 performance periods would be 887,886 shares. In the fiscal year ended January 26, 2025, 75,011 Performance Awards were forfeited due to the terminations of certain recipients.
The following table summarizes the activity for the Performance Awards for fiscal year 2025:

(in thousands, except per share data)	Total Units	Weighted-Average Grant Date Fair Value (per share)
Nonvested at January 28, 2024	—	$—
Granted	444	43.24
Vested	—	—
Cancelled/Forfeited (1)	(75)	48.23
Nonvested at January 26, 2025	369	42.23
(1) Primarily represents forfeitures due to the terminations of certain recipients.

Amounts in the table above include the stated number of Performance Awards granted and outstanding. However, the number of Performance Awards that ultimately vest may be higher or lower than the originally granted amounts depending upon the actual achievement level over the performance period.
The aggregate unrecognized compensation expense for Performance Awards as of January 26, 2025 was $17.1 million, which will be recognized over a weighted-average period of 1.7 years.
TSR Market-Condition Restricted Stock Units
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
There were no TSR Awards granted in fiscal year 2025. In fiscal years 2024 and 2023, the Company granted 202,951 and 125,399, respectively, of TSR Awards.
The following table summarizes the activity for the TSR Awards for fiscal year 2025:

(in thousands, except per share data)	Total Units	Weighted-Average Grant Date Fair Value (per share)
Nonvested at January 28, 2024	105	$45.66
Granted	—	—
Vested	—	—
Cancelled/Forfeited (1)	(34)	45.50
Nonvested at January 26, 2025	71	47.26
(1) Primarily represents forfeitures due to the terminations of certain recipients.
Amounts in the table above include the stated number of awards granted and outstanding. However, the number of awards that ultimately vest may be higher or lower than the originally granted amounts depending upon the actual TSR achievement level over the performance period. For example, subsequent to January 26, 2025, of the 51,705 awards scheduled to vest for the fiscal 2025 performance periods, 91,428 actually vested due to higher than target TSR achievement levels.
The aggregate unrecognized compensation expense for TSR Awards as of January 26, 2025 was $0.3 million, which will be recognized over a weighted-average period of 1 year.
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
In fiscal year 2024, the Company granted 189,918 Metric-based Awards that vest over one, two and three-year performance periods (one-third of the awards vesting each performance period). There were no Metric-based Awards granted in fiscal years 2025 or 2023. Generally, the Metric-based Awards recipients must be employed for the entire performance period and be an active employee at the time of vesting of the awards.

The following table summarizes the activity for the Metric-based Awards for fiscal year 2025:

(in thousands, except per share data)	Total Units	Weighted-Average Grant Date Fair Value (per share)
Nonvested at January 28, 2024	116	$23.53
Granted	—	—
Vested	(27)	33.89
Cancelled/Forfeited (1)	(30)	23.72
Nonvested at January 26, 2025	59	30.86
(1) Primarily represents forfeitures due to the terminations of certain recipients, as well as cancellations due to awards not meeting the performance targets.
Amounts in the table above include the stated number of Metric-based Awards granted and outstanding. However, the number of Metric-based Awards that ultimately vest may be higher or lower than the originally granted amounts depending upon the actual achievement level over the performance period.
The aggregate unrecognized compensation expense for Metric-based Awards as of January 26, 2025 was $0.1 million, which will be recognized over a weighted-average period of 1.0 year.
Market-Condition Restricted Stock Units, Employees
In fiscal year 2022, the Company granted 54,928 restricted stock units to certain executives of the Company, which had a pre-defined market condition that determined the number of shares that would ultimately vest. These market-condition restricted stock unit awards ("Market-Condition Awards") were eligible to vest during the period that commenced on March 9, 2021 and ended on March 5, 2024 (the "Performance Period") as follows: the restricted stock units covered by the Market-Condition Awards would vest if, during any consecutive 30 trading day period that commenced and ended during the Performance Period, the average per-share closing price of the Company’s common stock equaled or exceeded $95.00. The Market-Condition Awards would also vest at a pro-rata percentage of the unvested portion of the total restricted units if a majority change in control of the Company occurred during the Performance Period and, in connection with such event, the Company’s stockholders became entitled to receive per-share consideration having a value equal to or greater than $71.00 but less than $95.00. If the change in control per-share consideration was equal to or greater than $95.00, the awards would fully vest. The Market-Condition Awards were valued as of the grant date using a Monte Carlo simulation model and expense was recognized on a straight-line basis over the requisite service period, adjusted for any actual forfeitures. In fiscal years 2024 and 2023, 18,309 and 14,084, respectively, of the Market-Condition Awards were forfeited due to the terminations of certain recipients. In the first quarter of fiscal year 2025, the Performance Period ended and the 22,535 remaining Market-Condition Awards were canceled as the target achievement level was not met.
Non-Qualified Stock Options
From time to time, the Company grants non-qualified stock options to employees and/or non-employee directors. The fair values of these grants are measured on the grant date and recognized as expense over the requisite vesting period (typically 3-4 years). The Company uses the Black-Scholes pricing model to value stock options. The maximum contractual term of stock options is generally 6 to 10 years. In fiscal year 2023, the Company granted 541,530 stock options to employees with a 3-year vesting period and a 4-year expected term. There were no stock options granted in fiscal years 2025 or 2024.
The following table summarizes the activity for stock options for fiscal year 2025:

(in thousands, except per share data)	Number of Shares	Weighted- Average Exercise Price (per share)	Aggregate Intrinsic Value (1)	Number of Shares Exercisable	Weighted-Average Contractual Term (years)
Vested and expected to vest at January 28, 2024	501	$30.92	$8	201	4.5
Exercised	(148)	29.37	4,026
Forfeited	(67)	40.08
Vested and expected to vest at January 26, 2025	286	29.59	12,434	150	3.8
Vested and exercisable at January 26, 2025	150	29.85	6,492		3.8
(1) The aggregate intrinsic value of stock options vested and exercisable and vested and expected to vest as of January 26, 2025 is calculated based on the difference between the exercise price and the $73.02 closing price of the Company's common stock as of January 26, 2025.
The aggregate unrecognized compensation expense for the outstanding stock options as of January 26, 2025 was $1.4 million, which will be recognized over a weighted-average period of 0.8 years.

The following table summarizes information regarding nonvested stock option awards at January 26, 2025:

(in thousands, except per share data)	Number of Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Grant Date Fair Value (per share)
Nonvested at January 28, 2024	300	$29.30	$12.77
Vested	(138)	29.30	12.77
Forfeited	(26)	29.30	12.77
Nonvested at January 26, 2025	136	29.30	12.77
The number of authorized shares remaining available for grant under the equity incentive plan was 5,262,532 as of January 26, 2025.

Note 12: Income Taxes
The Company's regional income before income taxes and equity in net gains (losses) of equity method investments was as follows:

	Fiscal Year Ended
(in thousands)	January 26, 2025	January 28, 2024	January 29, 2023
Domestic	$(183,751)	$(306,039)	$(59,961)
Foreign	390	(735,516)	138,428
Total	$(183,361)	$(1,041,555)	$78,467
The provision for income taxes consisted of the following:

	Fiscal Year Ended
(in thousands)	January 26, 2025	January 28, 2024	January 29, 2023
Current income tax (benefit) provision
Federal	$(10,416)	$1,758	$8,291
State	1,513	1	17
Foreign	9,949	8,750	24,231
Subtotal	1,046	10,509	32,539
Deferred income tax (benefit) provision
Federal	—	50,938	(23,730)
State	—	51	(28)
Foreign	(23,058)	(10,979)	8,563
Subtotal	(23,058)	40,010	(15,195)
Provision for income taxes	$(22,012)	$50,519	$17,344
The provision for income taxes reconciles to the amount computed by applying the statutory federal rate to income before taxes as follows:

	Fiscal Year Ended
(in thousands)	January 26, 2025	January 28, 2024	January 29, 2023
Federal income tax at statutory rate	$(38,506)	$(218,726)	$16,478
State income taxes, net of federal benefit	1,173	(9,989)	(4,134)
Foreign taxes differential, including withholding taxes	(1,027)	(36,408)	(11,636)
Tax credits generated	(9,436)	(6,054)	(6,922)
Changes in valuation allowance	23,847	149,209	6,500
Gain on intra-entity asset transfer of intangible assets	11,430	—	(8,735)
Changes in uncertain tax positions	(9,856)	1,877	826
True-up on impairment losses	(26,903)	—	—
Equity compensation	1,825	2,929	430
Nondeductible loss on debt extinguishment	30,384	—	—
Rate change on deferreds	(10,382)	(2,667)	—
GILTI and Subpart F income	7,227	—	7,385
Transaction costs	—	—	13,729
Goodwill impairment	2,019	193,699	—
Nondeductible officers compensation	1,650	741	1,326
Other	(5,457)	(24,092)	2,097
Provision for income taxes	$(22,012)	$50,519	$17,344
The Company’s tax expense benefited from its operations in lower tax jurisdictions, such as Switzerland, research tax credits, changes in uncertain tax positions, an impairment loss on Swiss investments and the impact of a change in tax rates on deferred tax assets. The Company's tax expense increased due to a change in valuation allowance, nondeductible loss on extinguishment of debt and taxes related to a gain associated with an intra-entity asset transfer.
Historically, the Company benefited from a Swiss tax holiday that commenced on January 30, 2017. However, Switzerland implemented the OECD Pillar Two rules effective from January 1, 2024. These rules, guided by OECD administrative updates in December 2023, impose a global minimum tax of 15% on multination enterprises with an annual revenue exceeding €750 million in at least two out of the last four years. As of the fourth quarter of fiscal year 2025, the Company reached this threshold and does not benefit from the tax holiday from fiscal year 2025 onwards. The Company recorded the impact as part of our provision for income taxes.
The Creating Helpful Incentives to Produce Semiconductors and Science Act ("CHIPS Act") provides for various incentives and tax credits, including the Advanced Manufacturing Investment Credit ("AMIC"), which equals 25% of qualified investments in an advanced manufacturing facility that is placed in service after December 31, 2022. At least a portion of our current and future capital expenditures and research and development costs are expected to qualify for this credit, which benefits us by allowing us to net the credit received against our costs. The AMIC credit is accounted for outside of ASC 740 as a reduction to the depreciable basis of the assets used in operations and will not have an impact on our effective tax rate.
The Tax Act imposed a U.S. tax on GILTI income that is earned by certain foreign affiliates owned by a U.S. stockholder. In accordance with guidance issued by the FASB, the Company has made a policy election to treat future taxes related to GILTI as a current period expense in the reporting period in which the tax is incurred.
Prior to the enactment of the Tax Act, with few exceptions, U.S. federal income and foreign withholding taxes had not been provided on the excess of the amount for financial reporting over the tax basis of investments in the Company’s foreign subsidiaries that were essentially permanent in duration. With the enactment of the Tax Act, all historic and current foreign earnings are taxed in the U.S. Depending on the jurisdiction, these foreign earnings are potentially subject to a withholding tax, if repatriated. As of January 26, 2025, the historical undistributed earnings of the Company’s foreign subsidiaries are intended to be permanently reinvested outside of the U.S.
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

The components of the net deferred income tax assets and liabilities at January 26, 2025 and January 28, 2024 were as follows:

(in thousands)	January 26, 2025	January 28, 2024
Non-current deferred tax assets:
Deferred revenue	$2,351	—
Inventory reserve	7,501	$8,091
Bad debt reserve	405	447
Foreign tax credits	1,790	1,737
Research credit carryforward	91,214	78,593
NOL carryforward	128,595	107,030
Payroll and related accruals	7,989	8,253
Share-based compensation	4,608	2,904
Foreign pension deferred	793	632
Accrued sales reserves	4,332	3,498
Research and development charges	20,374	20,274
Leasing deferred assets	5,930	7,001
OID interest	9,692	12,812
Other reserves	1,463	1,176
Section 163(J) Limitation	34,072	17,696
Other deferred assets	3,558	4,181
Intangibles	67,397	72,946
Valuation allowance	(328,203)	(304,355)
Total non-current deferred tax assets	63,861	42,916
Non-current deferred tax liabilities:
Property, plant and equipment	(7,135)	(7,937)
Goodwill and other intangibles	(7,700)	(7,406)
Leasing deferred liabilities	(5,334)	(5,866)
Other non-current deferred tax liabilities	(3,318)	(4,523)
Total non-current deferred tax liabilities	(23,487)	(25,732)
Net deferred tax assets	$40,374	$17,184
As of January 26, 2025, the Company had U.S. gross federal and state research credits available of approximately $11.8 million and $22.9 million, respectively, which are available to offset taxable income. In connection with the Sierra Wireless Acquisition, the Company acquired approximately $6.6 million of fully reserved U.S. research credit carryforwards. The Company's U.S. credits will expire between fiscal years 2029 through 2045. The Company also had gross Canadian research credits available of approximately $72.1 million. Included in the $72.1 million are $32.4 million of Canadian research credit carryforwards that were acquired in connection with the Sierra Wireless Acquisition. The Company's Canadian credits will expire by fiscal year 2045.
As of January 26, 2025, the Company had U.S. gross federal net operating loss ("NOL") carryforwards of $26.5 million and state NOL carryforwards of $171.8 million, which, subject to certain limitations, are available to offset future taxable income through fiscal year 2045. The federal NOL carryforwards are primarily NOLs acquired in the Sierra Wireless Acquisition. These will expire at various dates through 2038 for losses generated prior to tax year 2018. For losses generated during tax year 2018 and future years, the NOL carryforward period is indefinite, but the loss utilization will be limited to 80% of taxable income. A portion of these losses may be subject to annual limitations due to ownership change provisions under Section 382 of the Internal Revenue Code ("IRC"). This limitation may result in the expiration of NOLs before utilization.
Additionally, the Company had fully reserved gross NOLs in Canada and France, for $58.9 million and $268.7 million respectively, for companies acquired during the Sierra Wireless Acquisition. The Company also has a gross Swiss NOL of $191.0 million, and a gross UK NOL of $4.1 million.
As of January 26, 2025 and January 28, 2024, the Company had approximately $368.6 million and $321.5 million of net deferred tax assets, respectively, the majority of which are in the U.S., Canada and France. The Company has recorded valuation allowances of $328.2 million and $304.4 million against its deferred tax assets at January 26, 2025 and January 28,

2024, respectively, based on the Company's assessment of its ability to utilize its deferred tax assets. The large increase in valuation allowance was mainly due to the Sierra Wireless Acquisition (discussed in Note 3). In connection with the acquisition, the Company reassessed the valuation allowances and evaluated the recoverability of its deferred tax assets, considering all available evidence such as earnings history and tax planning strategies. After weighing all positive and negative evidence, the Company maintains a valuation allowance for assets if it is more likely than not that some, or all, of its deferred tax assets will not be realized. Positive evidence considered included reversing taxable temporary differences. Negative evidence considered included the cumulative pre-tax losses recorded during the three-year period ended January 26, 2025, on both an annual and cumulative basis. In jurisdictions where the Company has cumulative losses, the Company has recorded a full valuation allowance on deferred tax assets. As of January 26, 2025, the Company continues to maintain full valuation allowance on DTAs in the U.S. and France, as well as a partial valuation allowance on DTAs in Canada.
Changes in the valuation allowance for the three years ended January 26, 2025 are summarized in the table below:

	Fiscal Year Ended
(in thousands)	January 26, 2025	January 28, 2024	January 29, 2023
Beginning balance	$304,355	$156,850	$17,506
Assumed valuation allowance from Sierra Wireless Acquisition	—	—	116,528
Additions	35,071	147,505	22,816
Releases	(11,223)	—	—
Ending balance	$328,203	$304,355	$156,850
The current year activity of $23.8 million primarily consists of valuation allowance on deferred tax assets related to disallowed interest expense carried forward in the U.S. and Canada, as well as NOL and R&D credit deferred tax assets in those regions. The change in the valuation allowance of $23.8 million is included in the fiscal year 2025 provision for income taxes in the Consolidated Statements of Operations.
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (before federal impact of state items) is as follows:

	Fiscal Year Ended
(in thousands)	January 26, 2025	January 28, 2024
Beginning balance	$36,548	$31,471
Net additions based on tax positions related to the current year	1,356	1,016
Additions based on tax positions related to prior years	646	5,227
Reductions as a result of lapsed statutes	(17,584)	(834)
Reductions for settlements with tax authorities	—	(332)
Ending balance	$20,966	$36,548
Included in the balance of gross unrecognized tax benefits at January 26, 2025 and January 28, 2024, are $4.8 million and $14.6 million, respectively, of net tax benefits (after federal impact of state items) that, if recognized, would impact the effective tax rate. During fiscal year 2025, the Company released a reserve due to the lapse of a statute of limitations. The Company believes that it is reasonably possible that its balance of gross unrecognized tax benefits may decrease by approximately $0.3 million within the next twelve months.
The liability for UTP is reflected on the Balance Sheets as follows:

	Fiscal Year Ended
(in thousands)	January 26, 2025	January 28, 2024
Deferred tax assets - non-current	$14,255	$20,519
Other long-term liabilities	4,775	14,632
Total uncertain tax positions	$19,030	$35,151

The Company’s policy is to include net interest and penalties related to unrecognized tax benefits within the provision for taxes in the Statements of Operations. The Company had approximately $0.6 million of net interest and penalties accrued at January 26, 2025.
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
The components of lease expense were as follows:

	Fiscal Year Ended
(in thousands)	January 26, 2025	January 28, 2024
Operating lease cost	$7,278	$8,505
Short-term lease cost	219	1,734
Less: sublease income	(552)	(644)
Total lease cost	$6,945	$9,595
Supplemental cash flow information related to leases was as follows:

	Fiscal Year Ended
(in thousands)	January 26, 2025	January 28, 2024
Cash paid for amounts included in the measurement of lease liabilities	$7,899	$8,523
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,509	$3,086
Right-of-use asset impairment (1)	$—	$3,884
(1) Right-of-use asset impairment relates to abandonments classified as restructuring (see Note 17, Restructuring).

January 26, 2025
Weighted-average remaining lease term - operating leases (in years)	4.8
Weighted-average discount rate on remaining lease payments - operating leases	7.0%
Supplemental balance sheet information related to leases was as follows:

(in thousands)	January 26, 2025	January 28, 2024
Operating lease right-of-use assets in "Other Assets"	$21,729	$23,870

Operating lease liabilities in "Accrued Liabilities"	$6,006	$6,560
Operating lease liabilities in "Other long-term Liabilities"	18,502	22,033
Total operating lease liabilities	$24,508	$28,593
Maturities of lease liabilities as of January 26, 2025 are as follows:

(in thousands)
Fiscal Year Ending:
2026	$7,515
2027	5,848
2028	5,228
2029	4,201
2030	2,594
Thereafter	3,438
Total lease payments	28,824
Less: imputed interest	(4,316)
Total	$24,508

Note 14: Commitments and Contingencies
Unconditional Purchase Commitments
The following table presents the Company’s open capital commitments and other open purchase commitments for the purchase of plant, equipment, raw material, supplies and services as of January 26, 2025:

(in thousands)	Less than 1 year	1-3 years	Total
Open capital purchase commitments	$728	$586	$1,314
Other open purchase commitments	318,467	13,872	332,339
Total purchase commitments	$319,195	$14,458	$333,653
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
On June 14, 2022, Denso Corporation and several of its affiliates (collectively "Denso") filed a complaint against Sierra Wireless and several of its affiliates ("Sierra Entities") in the Superior Court of California, County of San Diego. Denso asserted eight causes of action, including claims for breach of express and implied warranties, equitable indemnification, negligent and intentional misrepresentation, unjust enrichment, promissory estoppel, and declaratory judgment, based on an alleged defect related to the GPS week number rollover date. Denso alleged that it incurred in excess of $84 million in damages and costs to implement a firmware update provided by Sierra Entities' supplier in late 2018, before Sierra Wireless disposed of the automotive business, to address the alleged product defect. Denso filed an amended complaint on September 23, 2022, asserting essentially the same eight causes of action. After briefing on a demurrer and initial discovery, the parties' reached a settlement agreement on September 18, 2023 with payments to Denso to be made in four quarterly installments. The final installment payment was made in June 2024 and the case was dismissed with prejudice.
On March 25, 2022, Harman Becker Automotive Systems GmbH and several of its affiliates (collectively "Harman") filed a complaint against certain Sierra Entities in the District Court of Munich, Germany. Harman asserted claims that the Sierra Entities, in connection with the delivery of certain modules by the Sierra Entities, violated a frame supply agreement, a quality assurance agreement and the United Nations Convention on Contracts for the International Sales of Goods. Harman alleged that it incurred approximately $16 million in damages and costs, the bulk of which amount related to settling with a customer that had to implement a firmware update provided by Sierra Entities' supplier in late 2018, before Sierra Wireless disposed of the automotive business, to address the alleged product defect. At this stage, the Company is unable to form a conclusion as to the likelihood of an unfavorable outcome or an estimate of the amount or range of any possible loss resulting from the alleged claims. The Company intends to defend the claims vigorously.
On February 20, 2025, February 25, 2025 and March 7, 2025, three Company stockholders filed separate, but substantively identical, putative class action complaints against the Company and certain of its current officers, Hong Q. Hou and Mark Lin, in the U.S. District Court for the Central District of California on behalf of persons and entities that purchased or otherwise acquired Company securities between August 27, 2024 and February 7, 2025. The complaints assert Exchange Act violations related to the Company’s disclosure surrounding its CopperEdgeTM products. The plaintiffs seek compensatory damages and other relief. At this stage, the Company is unable to form a conclusion as to the likelihood of an unfavorable outcome or an estimate of the amount or range of any possible loss resulting from the alleged claims.
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
The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based on the latest determinations by the RWQCB and the most recent actions taken pursuant to the remedial action plan, the Company estimates the total range of probable loss to be between $7.9 million and $9.4 million. To date, the Company has made $7.6 million in payments towards the remedial action plan. The estimated range of probable loss remaining as of January 26, 2025 was between $0.3 million and $1.8 million. Given the uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss. Therefore, the Company has recorded the minimum amount of probable loss and as of January 26, 2025, has a remaining accrual of $0.3 million related to this matter. These estimates could change as a result of changes in planned remedial actions, further actions from the regulatory agency, remediation technology and other factors.
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
Retirement Plans
The Company contributed $0.8 million, $1.9 million and $1.5 million in fiscal years 2025, 2024 and 2023, respectively, to a defined contribution retirement plan maintained for its employees based in the U.S. and contributed $1.3 million, $1.7 million and $0.9 million in fiscal years 2025, 2024 and 2023, respectively, to a defined contribution plan for its employees based in Canada.
The Company has defined benefit pension plans for the employees of its Swiss subsidiaries (the "Swiss Plans"), which it accounts for in accordance with ASC 715-30, "Defined Benefit Plans – Pension." The Swiss Plans provide government-mandated retirement, death and disability benefits. Under the Swiss Plans, the Company and its employees make government-

mandated minimum contributions. Minimum contributions are based on the respective employee’s age, salary and gender. As of January 26, 2025 and January 28, 2024, the Swiss Plans had an unfunded net pension obligation of approximately $5.4 million and $5.2 million, respectively, plan assets of approximately $48.1 million and $40.9 million, respectively, and projected benefit obligation of approximately $52.4 million and $44.8 million, respectively. For fiscal years 2025, 2024 and 2023, net periodic pension expense was $1.1 million, $1.6 million and $1.4 million, respectively, and contributions made by the Company were $1.7 million, $1.8 million and $1.8 million, respectively.
The Company records a post-retirement benefit for the employees of its French subsidiaries (the "French Plan"), which it accounts for in accordance with ASC 715-30. The French Plan is defined by the collective bargaining agreement of R&D, IT and consulting firms. Minimum contributions are based on the respective years of service for all permanent employees. As of January 26, 2025, the French Plan had an unfunded net pension obligation of approximately $1.5 million, plan assets of zero and projected benefit obligation of approximately $1.5 million. As of January 28, 2024, the French Plan had an unfunded net pension obligation of approximately $1.1 million, plan assets of zero and a projected benefit obligation of approximately $1.1 million. For fiscal years 2025, 2024 and 2023, net periodic pension expense was $0.2 million, $0.1 million and $0.1 million, respectively, and contributions made by the Company were $1.6 million, $0.5 million and $0.6 million, respectively.
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
Under this plan, the Company incurred, net of forfeitures, expense of $8.4 million, expense of $7.4 million and income of $2.3 million in fiscal years 2025, 2024 and 2023, respectively. For fiscal years 2024 and 2023, these amounts included a loss of $0.1 million and a loss of $0.5 million, respectively, resulting from total return swap contracts used to hedge the market risk associated with the unfunded portion of the deferred compensation liability, which matured during fiscal year 2024. See Note 19, Derivatives and Hedging Activities, for further discussion of the Company's derivative instruments.
The Company’s liability for the deferred compensation plan is presented below:

(in thousands)	January 26, 2025	January 28, 2024
Accrued liabilities	$2,930	$7,412
Other long-term liabilities	36,381	32,288
Total deferred compensation liabilities under this plan	$39,311	$39,700
The Company has purchased whole life insurance on the lives of certain current deferred compensation plan participants. This corporate-owned life insurance is held in a grantor trust and is intended to cover a majority of the Company’s costs of the deferred compensation plan. Changes in the cash surrender value of the corporate-owned life insurance resulted in a net gain of $5.3 million, gain of $4.9 million and loss of $1.5 million in fiscal years 2025, 2024 and 2023, respectively. The $5.3 million increase in the cash surrender value of the corporate-owned life insurance as of January 26, 2025 compared to January 28, 2024 was primarily related to an overall $5.3 million increase in market value reflected in earnings and $4.8 million premium deposited to the corporate-owned life insurance, partially offset by $4.8 million of distributions used to settle payments related to the deferred compensation liability.
The cash surrender value of the Company's corporate owned life insurance is presented below:

(in thousands)	January 26, 2025	January 28, 2024
Other current assets	$—	$4,538
Other assets	34,948	25,098
Total cash surrender value of corporate-owned life insurance	$34,948	$29,636

Note 15: Concentration of Risk
The following significant customers accounted for at least 10% of the Company's net sales in one or more of the periods indicated:

	Fiscal Year Ended
(percentage of net sales) (1)	January 26, 2025	January 28, 2024	January 29, 2023
Customer A	10%	*	16%
Customer B	13%	10%	13%
Customer C	*	*	11%
(1) In each period with an asterisk, the customer represented less than 10% of the Company's net sales.
The following table shows the customers that have an outstanding receivable balance that represents at least 10% of the Company's total net receivables as of one or more of the dates indicated:

(percentage of net receivables) (1)	January 26, 2025	January 28, 2024
Customer D	12%	*
Customer B	12%	15%
(1) In each period with an asterisk, the customer represented less than 10% of the Company's net receivables.
For fiscal years 2025, 2024 and 2023, authorized distributors accounted for approximately 72%, 66% and 85%, respectively, of the Company’s net sales. Generally, the Company does not have long-term contracts with its distributors and most can terminate their agreement with little or no notice. For fiscal year 2025, the Company's largest distributors were based in Asia.
Outside Subcontractors and Suppliers
The Company relies on a limited number of third-party subcontractors and suppliers for the supply of silicon wafers, chipsets and other electronic components, and for product manufacturing, packaging, testing and certain other tasks. Disruption or termination of supply sources or subcontractors have delayed and could in the future delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. A significant amount of the Company’s third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in the U.S., China and Taiwan. A significant amount of the Company’s assembly and test operations are conducted by third-party contractors in Canada, China, Malaysia, Taiwan and Vietnam.

Note 16: Segment Information
The Company’s Chief Executive Officer functions as the chief operating decision maker ("CODM"). The CODM makes operating decisions and assesses performance based on the net sales and gross profit of the Company's major product lines, which represent its operating segments, to allocate resources (including employees, property, and financial or capital resources) for each segment predominantly in the annual budget and forecasting process. As discussed in Note 8, Goodwill and Intangible Assets, the Company currently has three operating segments—SIP, AMW, and ISC—that represent three separate reportable segments. The SIP reportable segment consists of a portfolio of optical and copper data communications and video transport products used in a wide variety of infrastructure and industrial applications. The AMW reportable segment provides infrastructure, industrial and high-end customers with high-performance protection devices and a portfolio of specialized radio frequency products. The ISC reportable segment provides industrial customers with an IoT solutions portfolio that includes a wide range of modules, gateways, routers, and connected services.
Prior to the first quarter of fiscal year 2025, the Company had four operating segments—Signal Integrity, Analog Mixed Signal and Wireless, IoT Systems and IoT Connected Services. In the first quarter of fiscal year 2025, as a result of organizational restructuring, the Company combined the IoT Systems operating segment and the IoT Connected Services operating segment into the newly formed IoT Systems and Connectivity operating segment. As a result of the reorganization, the Company has three reportable segments. All prior year information in the tables below has been revised retrospectively to reflect the change to the Company's reportable segments.
The Company’s assets are commingled among the various operating segments and the CODM does not use asset information in making operating decisions or assessing performance. Therefore, the Company has not included asset information by reportable segment in the segment disclosures below.
Net sales and gross profit by reportable segment were as follows:

	Fiscal Year Ended January 26, 2025
(in thousands)	Signal Integrity	Analog Mixed Signal and Wireless	IoT Systems and Connectivity	Total
Net sales	$261,747	$322,899	$324,641	$909,287
Segment cost of sales	99,091	143,527	197,080	439,698
Segment gross profit	$162,656	$179,372	$127,561	$469,589
Unallocated costs, including share-based compensation, amortization of acquired technology and acquired technology impairments				(13,061)
Gross profit				$456,528

	Fiscal Year Ended January 28, 2024
(in thousands)	Signal Integrity	Analog Mixed Signal and Wireless	IoT Systems and Connectivity	Total
Net sales	$177,033	$260,264	$431,461	$868,758
Segment cost of sales	75,788	113,666	249,956	439,410
Segment gross profit	$101,245	$146,598	$181,505	$429,348
Unallocated costs, including share-based compensation, amortization of acquired technology and acquired technology impairments				(133,098)
Gross profit				$296,250

	Fiscal Year Ended January 29, 2023
(in thousands)	Signal Integrity	Analog Mixed Signal and Wireless	IoT Systems and Connectivity	Total
Net sales	$298,290	$443,239	$15,004	$756,533
Segment cost of sales	89,780	168,724	9,270	267,774
Segment gross profit	$208,510	$274,515	$5,734	$488,759
Unallocated costs, including share-based compensation, amortization of acquired technology and acquired technology impairments				(10,201)
Gross profit				$478,558

Geographic Information
Net sales activity by geographic region was as follows:

	Fiscal Year Ended
(in thousands, except percentages)	January 26, 2025		January 28, 2024		January 29, 2023
Asia-Pacific	$574,710	64%	$505,603	58%	$543,795	72%
North America	204,479	22%	237,132	27%	109,444	14%
Europe	130,098	14%	126,023	15%	103,294	14%
Total net sales	$909,287	100%	$868,758	100%	$756,533	100%
The Company attributes sales to a geography based on the ship-to address. The table below summarizes sales activity to geographies that represented greater than 10% of total sales for at least one of the periods presented:

	Fiscal Year Ended
(percentage of total net sales)	January 26, 2025	January 28, 2024	January 29, 2023
China (including Hong Kong)	43%	32%	53%
United States	21%	24%	13%
Total net sales	64%	56%	66%
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
Long-lived Assets
The following table summarizes the Company's long-lived assets, which consist of property, plant and equipment, net of accumulated depreciation, classified by location:

	Balance as of
(in thousands)	January 26, 2025	January 28, 2024
United States	$58,395	$67,773
Rest of North America	41,445	52,284
Europe	14,604	18,883
Asia and all others	11,746	14,678
Total	$126,190	$153,618
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
The net book value of equipment and machinery that were consigned to multiple foundries in China was $3.6 million and $5.8 million as of January 26, 2025 and January 28, 2024, respectively. The net book value of equipment and machinery that were consigned to a foundry in Malaysia was $1.8 million and $2.9 million as of January 26, 2025 and January 28, 2024, respectively.

Note 17: Restructuring
The Company has undertaken structural reorganization actions to reduce its workforce as a result of cost-saving measures and internal resource alignment including from the realization of synergies of the Sierra Wireless Acquisition. The Company also implemented a separate reduction in workforce plan that commenced during the second quarter of fiscal year 2024 and was substantially completed during the third quarter of fiscal year 2024. Additionally, the Company had $3.9 million of right-of-use asset impairments related to abandonments in fiscal year 2024. These reorganization actions and right-of-use asset impairments resulted in total restructuring charges of $4.9 million in fiscal year 2025 and $24.6 million in fiscal year 2024. The Company had restructuring charges of $12.0 million in fiscal year 2023. Restructuring related liabilities are included in "Accrued liabilities" in the Balance Sheets.
Restructuring activity is summarized as follows:

(in thousands)	One-time employee termination benefits	Other restructuring	Total
Balance at January 30, 2022	$—	$—	$—
Charges	11,320	655	11,975
Assumed restructuring liability in Sierra Wireless Acquisition	586	—	586
Cash payments and non-cash releases	(7,879)	(643)	(8,522)
Balance at January 29, 2023	4,027	12	4,039
Charges (1)	17,793	6,841	24,634
Cash payments and non-cash releases	(16,021)	(6,375)	(22,396)
Balance at January 28, 2024	5,799	478	6,277
Charges	4,836	108	4,944
Cash payments and non-cash releases	(9,848)	(586)	(10,434)
Balance at January 26, 2025	$787	$—	$787
(1) Restructuring charges include $6.0 million during fiscal year 2024 related to the reduction in workforce plan that commenced during the second quarter of fiscal year 2024 and was completed during the second half of fiscal year 2024.
Restructuring charges were included in the Statements of Operations as follows:

	Fiscal Year Ended
(in thousands)	January 26, 2025	January 28, 2024	January 29, 2023
Cost of sales	$—	$859	$417
Restructuring	4,944	23,775	11,558
Total restructuring charges (1)	$4,944	$24,634	$11,975
(1) Restructuring charges include $6.0 million during fiscal year 2024 related to the reduction in workforce plan that commenced during the second quarter of fiscal year 2024 and was completed during the second half of fiscal year 2024.

Note 18: Common Stock
Secondary Public Offering
On December 9, 2024, the Company closed a secondary public offering of 10,496,032 shares of its common stock for gross proceeds of $661.0 million. The Company received net proceeds of $640.7 million after deducting underwriters' discounts and other offering related expenses. The net proceeds from the secondary public offering were used to repay amounts outstanding on our Revolving Credit Facility and our Term Loans. For additional information, see Note 10, Long-Term Debt, to our Consolidated Financial Statements.
Stock Repurchase Program
The Company maintains a stock repurchase program that was initially approved by its board of directors (the "Board of Directors") in March 2008. The stock repurchase program does not have an expiration date and the Board of Directors has authorized expansion of the program over the years. On March 11, 2021, the Board of Directors approved the expansion of the stock repurchase program by an additional $350.0 million. As of January 26, 2025, the remaining authorization under the program was $209.4 million. Under the program, the Company may repurchase its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. The Company’s repurchases may be made through Rule 10b5-1 and/or Rule 10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. To the extent the Company repurchases any shares of its common stock under the program in the future, the Company expects to fund such repurchases from cash on hand and borrowings on its Revolving Credit Facility. The Company has no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.
The following table summarizes activity under the program for the presented periods:

	Fiscal Year Ended
	January 26, 2025		January 28, 2024		January 29, 2023
(in thousands, except number of shares)	Shares	Price Paid	Shares	Price Paid	Shares	Price Paid
Shares repurchased under the stock repurchase program	—	$—	—	$—	762,093	$50,000

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
The Company's foreign currency forward contracts had the following outstanding balances:

	Balance as of
	January 26, 2025			January 28, 2024
(in thousands, except number of instruments)	Number of Instruments	Sell Notional Value	Buy Notional Value	Number of Instruments	Sell Notional Value	Buy Notional Value
Sell USD/Buy CAD Forward Contract	0	$—	$—	10	$12,899	$17,550
Total	0			10
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
In the fourth quarter of fiscal year 2023, the Company entered into an interest rate swap agreement with a 5 year term to hedge the variability of interest payments on $450.0 million of debt outstanding on the Term Loans at a Term SOFR rate of 3.44%, plus a variable margin and spread based on the Company’s consolidated leverage ratio. This interest rate swap agreement was terminated in the fourth quarter of fiscal year 2025 due to partial repayment of the Term Loans.
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
The interest rate swap agreements have been designated as a cash flow hedges and unrealized gains or losses, net of income tax, are recorded as a component of AOCI in the Balance Sheets. As the various settlements are made on a monthly basis, the realized gain or loss on the settlements are recorded in "Interest expense" in the Statements of Operations. The interest rate swap agreements resulted in a realized gain of $9.2 million, gain of $10.2 million and gain of $2.2 million for fiscal years 2025, 2024 and 2023, respectively.
The fair values of the Company's instruments that qualify as cash flow hedges in the Balance Sheets were as follows:

(in thousands)	January 26, 2025	January 28, 2024
Interest rate swap agreement	$745	$7,144
Foreign currency forward contracts	—	168
Total other current assets	$745	$7,312

Interest rate swap agreement	$—	$178
Total other long-term assets	$—	$178

Interest rate swap agreement	$—	$7
Total other long-term liabilities	$—	$7

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.
Item 9A.     Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of January 26, 2025.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO framework"). Based on our evaluation under the COSO framework, our management has concluded that as of January 26, 2025, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of January 26, 2025, as stated in their report included below.
Remediation of Previously Disclosed Material Weaknesses
We concluded that material weaknesses existed as of January 28, 2024 as previously disclosed in Part II, Item 9A, "Controls and Procedures" of our Annual Report on Form 10-K for the year ended January 28, 2024. We had identified a deficiency in a principle associated with the risk assessment component of the COSO framework related to the integration of Sierra Wireless, Inc. ("Sierra Wireless"), which the Company acquired on January 12, 2023. Specifically, the control deficiency constituted a material weakness relating to identifying and assessing changes in the business that could impact our system of internal control. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
The risk assessment material weakness contributed to other material weaknesses within our system of internal control over financial reporting at the control activity level, all of which were also associated with the Sierra Wireless business.
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
Subsequently, the Company has taken corrective action to remediate and address the control deficiencies that aggregated to the noted material weaknesses. Remediation measures included the following:
•We enhanced our risk assessment process to ensure it is sufficiently robust to identify and analyze significant changes in the business, including the impact of these changes on the identification of risks and the internal control structure.
•We migrated the Sierra Wireless enterprise resource planning system to existing Semtech financial systems. These migration activities facilitated our use of existing policies, processes, and internal controls, including with respect to manual journal entry posting, VAT documentation and inventory excess and obsolescence reserves.

•We updated our policies and educated our personnel to properly document and maintain evidence of review of operating forecasts and information used in preparation of the financial statements.
Management has determined, through its current year testing, that the controls have been designed and implemented effectively and that these controls operated effectively for a sufficient period of time. Based on the remediation measures above, management concluded that the previously disclosed material weaknesses have been remediated as of January 26, 2025.
Changes in Internal Controls
Other than the remediation measures described above, there were no changes to our internal control over financial reporting that occurred during the quarter ended January 26, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Semtech Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Semtech Corporation and subsidiaries (the "Company") as of January 26, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 26, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 26, 2025, of the Company and our report dated March 25, 2025, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Los Angeles, California

March 25, 2025

Item 9B.     Other Information
Insider Trading Arrangements
During the three months ended January 26, 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading plan or arrangement or non-Rule 10b5-1 trading arrangement, as defined in Item 408(c) of Regulation S-K.
Item 9C.     Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance
Code of Ethics
The Board of Directors has adopted a written Core Values and Code of Conduct ("Code of Conduct") that applies to our directors and employees of the Company, including our CEO and our CFO. The Code of Conduct, which is the Company’s written "code of conduct" within the meaning of the Nasdaq Listing Rules applicable to companies whose stock is listed for trading on the Nasdaq and which constitutes the Company’s "code of ethics" within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002, expresses the Company’s commitment to the highest standards of ethical business conduct. Our Code of Conduct can be found on the Company’s website at https://investors.semtech.com under "Governance," "Corporate Governance Overview." To the extent required by rules adopted by the SEC and Nasdaq, we intend to promptly disclosure future amendments to certain provisions of the Code of Conduct, or waivers of such provisions granted to executive officers and directors, in this section of our website.
Insider Trading Policy
The information required by this item will appear under the caption "Policy on Insider Trading" in our proxy statement relating to our 2025 annual meeting of stockholders to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act no later than 120 days after the end of our fiscal year ended January 26, 2025, and is hereby specifically incorporated herein by reference thereto.
A copy of our Insider Trading Policy and Stock Trading Guidelines are filed with this Annual Report on Form 10-K as Exhibit 19.
Executive Officers and Directors
The remaining information required by this item will be contained under the captions "Election of Directors (Proposal Number 1)" and "Executive Directors" in our Proxy Statement relating to our 2025 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A of the Exchange Act and is hereby specifically incorporated by reference thereto.
Item 11.    Executive Compensation
The information required by this item will appear under the caption "Compensation Discussion and Analysis" and "Executive Compensation" in our Proxy Statement relating to our 2025 annual meeting of stockholders to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act no later than 120 days after the end of our fiscal year ended January 26, 2025, and is hereby specifically incorporated herein by reference thereto.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will appear under the caption "Beneficial Ownership of Securities" in our Proxy Statement relating to our 2025 annual meeting of stockholders to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act no later than 120 days after the end of our fiscal year ended January 26, 2025, and is hereby specifically incorporated herein by reference thereto.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item will appear under the captions "Corporate Governance" and "Transactions with Related Parties" in our Proxy Statement relating to our 2025 annual meeting of stockholders to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act no later than 120 days after the end of our fiscal year ended January 26, 2025, and is hereby specifically incorporated herein by reference thereto.
Item 14.    Principal Accountant Fees and Services
The information required by this item will appear under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal Number 2)" in our Proxy Statement relating to our 2025 annual meeting of stockholders to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act no later than 120 days after the end of our fiscal year ended January 26, 2025, and is hereby specifically incorporated herein by reference thereto.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)(1)    Financial Statements. The financial statements included in this Form 10-K are listed in the index under Item 8 in this report.
(a)(2)    Schedules. Schedules other than as provided in this Form 10-K are omitted since they are not applicable, not required, or the information required to be set forth herein is included in the consolidated financial statements or notes thereto.

SCHEDULE II
SEMTECH CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
THREE YEARS ENDED JANUARY 26, 2025
(in thousands)

Allowance for doubtful accounts	Balance at Beginning of Year	Additions (1)	Deductions	Balance at End of Year
Year ended January 29, 2023	$747	$3,134	$—	$3,881
Year ended January 28, 2024	$3,881	$280	$—	$4,161
Year ended January 26, 2025	$4,161	$1,087	$—	$5,248
(1) Includes $3.0 million acquired in the Sierra Wireless Acquisition on January 12, 2023.

(a)(3)    Exhibits. These exhibits (numbered in accordance with Item 601 of Regulation S-K) are available without charge upon written request directed to the Company’s Secretary at 200 Flynn Road, Camarillo, CA 93012. Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

Exhibit No.	Description	Location

2.1	Arrangement Agreement, dated as of August 2, 2022, by and among Semtech Corporation, Sierra Wireless, Inc. and 13548597 Canada Inc.	Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 3, 2022

3.1	Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2003

3.2	Amended and Restated Bylaws of Semtech Corporation	Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2022

4.1	Description of Common Stock	Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended January 26, 2020.

4.2	Indenture, dated as of October 12, 2022, among Semtech Corporation, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 12, 2022

4.3	Form of 1.625% Convertible Senior Note due 2027	Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 12, 2022

4.4	Indenture, dated as of October 26, 2023, among Semtech Corporation, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 26, 2023

4.5		Form of 4.00% Convertible Senior Note due 2028	Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 26, 2023

10.1		Third Amendment and Restatement Agreement, dated as of September 26, 2022, by and among Semtech Corporation, the guarantors party thereto, JPMorgan Chase Bank, N.A., as successor administrative agent, and the other parties thereto	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 29, 2022

10.2		First Amendment to Third Amended and Restated Credit Agreement, dated as of February 24, 2023, by and among Semtech Corporation, the subsidiary guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders party thereto	Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2023

10.3		Second Amendment to Third Amended and Restated Credit Agreement, dated as of June 6, 2023, by and among Semtech Corporation, the subsidiary guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders party thereto	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2023

10.4		Third Amendment to Third Amended and Restated Credit Agreement, dated as of October 19, 2023, by and among Semtech Corporation, the subsidiary guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders party thereto	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 19, 2023

10.5	*	Form of Amended and Restated Indemnification Agreement for Directors and Executive Officers	Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2022

10.6		Employment Agreement, dated May 25, 2023, between Paul H. Pickle and Semtech Corporation	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2023

10.7		Employment Agreement, dated September 5, 2023, between Mark Lin and Semtech Corporation	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 8, 2023

10.8		Retention Agreement, dated June 8, 2023, between Asaf Silberstein and Semtech Corporation	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2023

10.9	*	Semtech Corporation Executive Change in Control Retention Plan (As Amended and Restated June 11, 2024)	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 13, 2024

10.10	*	Form of Participation Agreement under the Semtech Corporation Executive Change in Control Retention Plan	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2019

10.11	*	Form of Long-Term Stock Incentive Plan Restricted Stock Unit Award Certificate	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2008

10.12	*	Semtech Corporation 2008 Long-Term Equity Incentive Plan	Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2008

10.13	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Option Award Certificate for Non-Employee Directors	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.14	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Stock Unit Award Certificate for Non-Employee Directors	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.15	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Restricted Stock Award Certificate for Non-Employee Directors	Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.16	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Employee Option Award Certificate	Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.17	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Option Award Agreement for Non-Employee Directors	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2011

10.18	*	Semtech Corporation 2013 Long-Term Equity Incentive Plan	Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 24, 2013

10.19	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Restricted Stock Unit Award Agreement for Ownership Grants	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016

10.20	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Performance Stock Unit Award Agreement	Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016

10.21	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Stock Option Award Agreement for Employees in Switzerland	Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016

10.22	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Stock Option Award Certificate for Non-Employee Directors	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2016

10.23	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Non-Employee Director Stock Unit Award Certificate (Deferred)	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2016

10.24	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Stock Option Award Agreement for Employees	Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016

10.25	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Restricted Stock Unit Award Agreement for Employees	Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016

10.26	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Performance Unit Award Certificate	Exhibit 10.40 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2017

10.27	*	Policy Regarding Director Compensation, as Amended November 20, 2024	Filed herewith

10.28	*	Amended and Restated Semtech Corporation 2017 Long-Term Equity Incentive Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2024

10.29	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Executive Ownership Restricted Stock Unit Award Certificate	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.30	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Restricted Stock Unit Award Certificate	Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2023

10.31	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Performance Unit Award Certificate–Financial Performance Measure	Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2023

10.32	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Option Award Certificate	Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.33	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Option Award Certificate - Switzerland Employees	Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.34	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Non-Employee Director Stock Unit Award Certificate (deferred, for awards prior to the 2025 annual meeting of stockholders)	Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.35	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Non-Employee Director Stock Unit Award Certificate (non-deferred, for awards prior to the 2025 annual meeting of stockholders)	Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.36	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Option Award Certificate (non-employee director)	Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.37	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Restricted Stock Unit Award Certificate (rollover award in accordance with acquisition of AptoVision)	Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.38	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Performance Unit Award Certificate - Relative TSR Performance	Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2023

10.39	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Performance Unit Award Certificate - Stock Price Grants	Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2021

10.40	*	The Executive Nonqualified Excess Plan of Semtech Corporation (Amended and Restated Effective as of March 1, 2019)	Exhibit 10.59 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2019

10.41	*	CEO Restricted Stock Unit Award Certificate dated March 5, 2019	Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2019

10.42	*	CEO Performance Stock Unit Award Certificate-Relative TSR dated March 5, 2019	Exhibit 10.47 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2019

10.43	*	CEO Performance Stock Unit Award Certificate-Absolute Stock Price dated March 5, 2019	Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2019

10.44	*	Transition and Retirement Agreement, dated March 14, 2023, between Semtech Corporation and Mohan Maheswaran	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16, 2023

10.45	*	Semtech Corporation Restricted Stock Unit Award Certificate - March 14, 2023 Award for Mohan Maheswaran	Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2023

10.46	*	Restricted Stock Unit Award Agreement (Inducement Grant) for Paul Pickle	Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on December 6, 2023

10.47	*	Performance Stock Unit Award Agreement (Inducement Grant – Relative TSR) for Paul Pickle	Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on December 6, 2023

10.48	*	Performance Stock Unit Award Agreement (Inducement Grant – Financial Measure) for Paul Pickle	Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on December 6, 2023

10.49	*	Restricted Stock Unit Award Agreement (Inducement Grant) for Mark Lin	Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on December 6, 2023

10.50	*	Performance Stock Unit Award Agreement (Inducement Grant – Relative TSR) for Mark Lin	Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on December 6, 2023

10.51	*	Performance Stock Unit Award Agreement (Inducement Grant – Financial Measure) for Mark Lin	Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on December 6, 2023

10.52		Form of Convertible Note Hedge Confirmation	Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 12, 2022

10.53		Form of Warrant Confirmation	Exhibit 99.3 to the Company’s Current Report filed on October 12, 2022

10.54		Form of Additional Convertible Note Hedge Confirmation	Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 21, 2022

10.55		Form of Additional Warrant Confirmation	Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 21, 2022

10.56		Cooperation Agreement, dated as of March 17, 2023, between Semtech Corporation and Lion Point Master, LP, Lion Point Capital, LP, Lion Point Capital GP, LLC, Lion Point Holdings GP, LLC and Didric Cederholm	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2023

10.57		Employment Agreement, dated June 6, 2024, between Hong Q. Hou and Semtech Corporation	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2024

10.58		Form of Restricted Stock Unit Award Certificate (Fiscal 2025)	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2024

10.59		Form of Restricted Stock Unit Award Certificate for Executives with Employment Agreements (Fiscal 2025)	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2024

10.60		Form of Performance Stock Unit Award Certificate (Fiscal 2025)	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2024

10.61		Form of Performance Stock Unit Award Certificate for Executives with Employment Agreements (Fiscal 2025)	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2024

10.62	*	Semtech Corporation Director Deferred Compensation Plan (Non-Employee)	Filed herewith

10.63		Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Non-Employee Director Stock Unit Award Certificate (for awards at or after the 2025 annual meeting of stockholders)	Filed herewith

10.64	*	Separation and General Release Agreement between Semtech Corporation and Mike Rodensky	Filed herewith

10.65	*	Amended Semtech Corporation Executive (non-CEO) Bonus Plan	Filed herewith

19.1		Policy Regarding Confidential Information and Insider Trading for all Employees	Filed herewith

19.2		Stock Trading Guidelines for Semtech Stock for All Directors, Officers and Employees	Filed herewith

21.1		Subsidiaries of the Company	Filed herewith

23.1		Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP	Filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.	Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002 (As set forth in Exhibit 32 hereof, Exhibit 32 is being furnished and shall not be deemed "filed".)	Furnished herewith

97	Policy Regarding the Recoupment of Certain Compensation Payments	Exhibit 97 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2024

101
The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive (Loss) Income, (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Stockholders’ Equity (Deficit), (v) Consolidated Statements of Cash Flow and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2025, formatted in Inline XBRL (included as Exhibit 101).

*    Management contract or compensatory plan or arrangement.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Semtech Corporation

Date: March 25, 2025	/s/ Mark Lin
Mark Lin
Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 25, 2025	/s/ Hong Q. Hou
Hong Q. Hou
President and Chief Executive Officer
Director
(Principal Executive Officer)

Date: March 25, 2025	/s/ Mark Lin
Mark Lin
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: March 25, 2025	/s/ Ye Jane Li
Ye Jane Li
Chair of the Board

Date: March 25, 2025	/s/ Martin S.J. Burvill
Martin S.J. Burvill
Director

Date: March 25, 2025	/s/ Rodolpho Cardenuto
Rodolpho Cardenuto
Director

Date: March 25, 2025	/s/ Gregory M. Fischer
Gregory M. Fischer
Director

Date: March 25, 2025	/s/ Saar Gillai
Saar Gillai
Director

Date: March 25, 2025	/s/ Paula LuPriore
Paula LuPriore
Director

Date: March 25, 2025	/s/ Julie G. Ruehl
Julie G. Ruehl
Director

Date: March 25, 2025	/s/ Paul V. Walsh Jr.
Paul V. Walsh Jr.
Director