Form 10-Q
period 2025-04-27
SEMTECH CORP
filed 2025-05-29
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 27, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Number of shares of common stock, $0.01 par value per share, outstanding at May 23, 2025: 86,635,593

SEMTECH CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED APRIL 27, 2025

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
Special Note Regarding Forward-Looking and Cautionary Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as future financial performance, future operational performance, the anticipated impact of specific items on future earnings, and our plans, objectives and expectations. Statements containing words such as "may," "believe," "see," "anticipate," "expect," "intend," "plan," "project," "objective," "estimate," "develop," "should," "could," "will," "designed to," "projections," or "outlook," or other similar expressions constitute forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results and events to differ materially from those projected. Potential factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: the volatility of the Company’s financial results or impact of the cyclical nature of the industry, including during industry downturns or due to periodic economic uncertainty; the historical rapid decrease of the average selling prices of certain products; disruptions in U.S. or foreign government operations, funding or incentives; changes in export restrictions and laws affecting the Company’s trade and investments, including tariffs or retaliatory tariffs; interruption or loss of supplies or services from the limited number of suppliers and subcontractors the Company relies upon; suppliers’ manufacturing capacity constraints or other supply chain disruptions; failure to successfully develop and sell new products, meet new industry standards or requirements or anticipate changes in projected or end market users; failure to adequately protect intellectual property rights; failure to make the substantial investments in research and development that are required to remain competitive in the Company’s business or to properly anticipate competitive changes in the marketplace; the likelihood of products being found defective or risk of liability claims asserted against the Company; business interruptions, such as natural disasters, acts of violence and the outbreak of contagious diseases; adverse changes to general economic conditions in China; the loss of any one of the Company’s small number of customers or failure to collect a receivable from them; competition from new or established internet of things ("IoT"), cloud services and wireless service companies or from those with greater resources; the difficulties associated with integrating the Company’s and Sierra Wireless, Inc.’s businesses and operations successfully as well as difficulties executing other acquisitions or divestitures; discovery of additional material weaknesses in the Company’s internal control over financial reporting in the future or otherwise failing to achieve and maintain effective disclosure controls, procedures and internal control over financial reporting; changes in the Company’s effective tax rates, the adoption of new U.S. or foreign tax legislation or exposure to additional tax liabilities, or material differences between the Company’s forecasted annual effective tax rates and actual tax rates; the Company’s ability to comply with, or pursue business strategies due to, the Company’s level of indebtedness or the covenants under the agreements governing its indebtedness; and adverse developments affecting the financial services industry. Additionally, forward-looking statements should be considered in conjunction with the cautionary statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2025 filed with the Securities and Exchange Commission (the "SEC") on March 25, 2025, including, without limitation, information under the captions "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and those set forth under "Risk Factors" in Item 1A of the Company’s Annual Report on Form 10-K, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with SEC. In light of the significant risks and uncertainties inherent in the forward-looking information included herein that may cause actual performance and results to differ materially from those predicted, any such forward-looking information should not be regarded as representations or guarantees by the Company of future performance or results, or that its objectives or plans will be achieved, or that any of its operating expectations or financial forecasts will be realized. Reported results should not be considered an indication of future performance. Investors are cautioned not to place undue reliance on any forward-looking information contained herein, which reflect management’s analysis only as of the date hereof. These forward-looking statements speak only as of the date hereof. Except as required by law, the Company assumes no obligation to publicly release the results of any update or revision to any forward-looking statement that may be made to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated or future events, or otherwise.
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

PART I - FINANCIAL INFORMATION

ITEM 1.Financial Statements

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	April 27, 2025	April 28, 2024
Net sales:
Products	$223,776	$177,488
Services	27,284	28,617
Total net sales	251,060	206,105
Cost of sales:
Products	105,411	91,234
Services	12,155	12,998
Amortization of acquired technology	2,205	2,281
Total cost of sales	119,771	106,513
Gross profit	131,289	99,592
Operating expenses, net:
Product development and engineering	47,529	41,604
Selling, general and administrative	46,447	52,269
Intangible amortization	147	307
Restructuring	1,199	2,269
Total operating expenses, net	95,322	96,449
Operating income	35,967	3,143
Interest expense	(6,582)	(23,229)
Interest income	369	542
Non-operating (expense) income, net	(2,802)	400
Investment impairments and credit loss reserves, net	—	(1,109)
Income (loss) before taxes and equity method income	26,952	(20,253)
Provision for income taxes	8,653	2,956
Net income (loss) before equity method income	18,299	(23,209)
Equity method income	1,046	50
Net income (loss)	$19,345	$(23,159)
Earnings (loss) per share:
Basic	$0.22	$(0.36)
Diluted	$0.22	$(0.36)
Weighted-average number of shares used in computing earnings (loss) per share:
Basic	86,441	64,509
Diluted	89,579	64,509
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended
	April 27, 2025	April 28, 2024
Net income (loss)	$19,345	$(23,159)
Other comprehensive income, net:
Unrealized loss on foreign currency cash flow hedges, net	—	(123)
Reclassifications of realized gain on foreign currency cash flow hedges, net, to net loss	—	(22)
Unrealized (loss) gain on interest rate cash flow hedges, net	(90)	11,600
Reclassifications of realized gain on interest rate cash flow hedges, net, to net loss	(108)	(2,197)
Reclassifications of realized gain on interest rate swaps termination and prior hedge effectiveness, net of tax	(156)	—
Cumulative translation adjustment	3,043	(1,038)
Change in defined benefit plans, net	(13)	(17)
Other comprehensive income, net	2,676	8,203
Comprehensive income (loss)	$22,021	$(14,956)
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	April 27, 2025	January 26, 2025
Assets
Current assets:
Cash and cash equivalents	$156,474	$151,743
Accounts receivable, less allowances of $5,615 and $5,248, respectively	165,748	162,523
Inventories	170,244	163,593
Prepaid taxes	9,058	13,532
Other current assets	96,515	94,070
Total current assets	598,039	585,461
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $318,474 and $313,978, respectively	120,234	126,190
Deferred tax assets	38,641	41,125
Goodwill	533,800	533,091
Other intangible assets, net	36,493	33,111
Other assets	104,748	100,286
TOTAL ASSETS	$1,431,955	$1,419,264
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$69,135	$59,239
Accrued liabilities	166,816	178,201
Current portion of long-term debt	—	45,594
Total current liabilities	235,951	283,034
Non-current liabilities:
Deferred tax liabilities	715	750
Long-term debt	542,643	505,933
Other long-term liabilities	83,831	87,121

Commitments and contingencies (Note 11)

Stockholders' equity :
Common stock, $0.01 par value, 250,000,000 shares authorized, 99,010,607 issued and 86,623,006 outstanding and 99,010,607 issued and 86,272,439 outstanding, respectively	990	990
Treasury stock, at cost, 12,387,601 shares and 12,738,168 shares, respectively	(506,309)	(520,511)
Additional paid-in capital	1,459,878	1,469,712
Retained deficit	(376,341)	(395,686)
Accumulated other comprehensive loss, net	(9,403)	(12,079)
Total stockholders' equity	568,815	542,426
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,431,955	$1,419,264
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)

	Three Months Ended April 27, 2025
	Common Stock					Accumulated Other Comprehensive Loss, Net
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Deficit		Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at January 26, 2025	86,272,439	$990	$(520,511)	$1,469,712	$(395,686)	$(12,079)	$542,426	$—	$542,426
Net income	—	—	—	—	19,345	—	19,345	—	19,345
Other comprehensive income	—	—	—	—	—	2,676	2,676	—	2,676
Share-based compensation	—	—	—	13,237	—	—	13,237	—	13,237
Treasury stock reissued to settle share-based awards	350,567	—	14,202	(23,071)	—	—	(8,869)	—	(8,869)
Balance at April 27, 2025	86,623,006	$990	$(506,309)	$1,459,878	$(376,341)	$(9,403)	$568,815	$—	$568,815

	Three Months Ended April 28, 2024
	Common Stock					Accumulated Other Comprehensive (Loss) Income, Net
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Deficit		Stockholders' Deficit	Noncontrolling Interest	Total Deficit
Balance at January 28, 2024	64,415,861	$785	$(556,888)	$485,452	$(233,790)	$(2,993)	$(307,434)	$184	$(307,250)
Net loss	—	—	—	—	(23,159)	—	(23,159)	—	(23,159)
Other comprehensive income	—	—	—	—	—	8,203	8,203	—	8,203
Distribution to outside interest upon liquidation of a consolidated subsidiary	—	—	—	—	—	—	—	(184)	(184)
Share-based compensation	—	—	—	11,482	—	—	11,482	—	11,482
Treasury stock reissued to settle share-based awards	178,399	—	4,237	(6,427)	—	—	(2,190)	—	(2,190)
Balance at April 28, 2024	64,594,260	$785	$(552,651)	$490,507	$(256,949)	$5,210	$(313,098)	$—	$(313,098)
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	April 27, 2025	April 28, 2024
Cash flows from operating activities:
Net income (loss)	$19,345	$(23,159)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,190	10,504
Amortization of right-of-use assets	1,346	1,431
Investment impairments and credit loss reserves, net	—	1,109
Accretion of deferred financing costs	1,254	2,379
Write-off of deferred financing costs	152	—
Interest rate swap termination	14	—
Deferred income taxes	2,411	(884)
Share-based compensation	6,835	15,234
Loss on disposition of business operations and assets	26	64
Equity method income	(1,046)	(50)
Gain from sale of investments	—	(277)
Corporate-owned life insurance, net	655	695
Changes in assets and liabilities:
Accounts receivable, net	(3,107)	(19,613)
Inventories	(6,627)	(3,632)
Other assets	2,281	13,610
Accounts payable	9,805	19,053
Accrued liabilities	(15,444)	(14,260)
Other liabilities	(266)	(2,293)
Net cash provided by (used in) operating activities	27,824	(89)
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,650)	(1,334)
Proceeds from sale of investments	536	2,650
Purchase of intangibles	(529)	(1,326)
Proceeds from corporate-owned life insurance	—	1,801
Premiums paid for corporate-owned life insurance	(3,428)	—
Net cash (used in) provided by investing activities	(5,071)	1,791
Cash flows from financing activities:
Payments of term loans	(10,000)	—
Deferred financing costs	(492)	(824)
Payments for employee share-based compensation payroll taxes	(8,901)	(2,425)
Proceeds from exercise of stock options	32	235
Distributions to noncontrolling interest	—	(184)
Net cash used in financing activities	(19,361)	(3,198)
Effect of foreign exchange rate changes on cash and cash equivalents	1,339	(312)
Net increase (decrease) in cash and cash equivalents	4,731	(1,808)
Cash and cash equivalents at beginning of period	151,743	128,585
Cash and cash equivalents at end of period	$156,474	$126,777
Supplemental disclosure of cash flow information:
Interest paid	$3,526	$17,147
Income taxes paid	$1,335	$2,769
Non-cash investing and financing activities:
Accounts payable related to capital expenditures	$247	$331
Accrued deferred financing costs	$72	$—
Accrued purchases of intangibles	$5,130	$—

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
Basis of Presentation
The Company reports results on the basis of 52 and 53-week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in the fourth quarter of 53-week years. The first quarter of fiscal years 2026 and 2025 each consisted of 13 weeks.
Certain reclassifications within the Statements of Operations (as defined and described below) have been made to prior period amounts to conform to current period presentation, with no impact to the Company's gross profit, operating income, net income or earnings per share for any historical periods and no impact to the Balance Sheets or Statements of Cash Flows (as defined and described below).
Principles of Consolidation
The accompanying interim unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and on the same basis as the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 26, 2025 ("Annual Report"). The Company's interim unaudited condensed consolidated statements of operations are referred to herein as the "Statements of Operations," the Company's interim unaudited condensed consolidated balance sheets are referred to herein as the "Balance Sheets," and the Company's interim unaudited condensed consolidated statements of cash flows are referred to herein as the "Statements of Cash Flows." In the opinion of the Company, these interim unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the financial position and results of operations of the Company for the interim periods presented. All intercompany balances have been eliminated. Because the interim unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for a complete set of consolidated financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report. The results reported in these interim unaudited condensed consolidated financial statements should not be regarded as indicative of results that may be expected for any subsequent period or for the entire year.
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
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-04, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments are effective for the Company for fiscal years beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, which requires public business entities to expand disclosures about specific expense categories. The amendments in this ASU require a public entity to disclose, in tabular format, in the notes to the financial statements, specific information about certain costs and expenses. Although the ASU does not change the expense captions an entity presents on the face of the income statement, it requires disaggregation of certain expense captions into specified categories. The amendments are effective for the Company for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its disclosures within its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, which requires public business entities to disclose sufficient information to enable users of financial statements to understand the nature and magnitude of factors contributing to the difference between the effective tax rate and the statutory tax rate. The amendments in this update provide that a business entity disclose (1) a tabular income tax rate reconciliation, using both percentages and amounts, (2) separate disclosure of any individual reconciling items that are equal to or greater than 5% of the amount computed by multiplying the income (loss) from continuing operations before income taxes by the applicable statutory income tax rate, and disaggregation of certain items that are significant and (3) amount of income taxes paid (net of refunds received) disaggregated by federal, state and foreign jurisdictions, including separate disclosure of any individual jurisdictions representing greater than 5% of total income taxes paid. The amendments are effective for the Company for fiscal years beginning after December 15, 2024. Early adoption is permitted and entities may apply the amendments prospectively or may elect retrospective application. The Company is currently evaluating the impact of this guidance on its disclosures within its consolidated financial statements.

Note 2: Earnings (Loss) per Share
The computation of basic and diluted earnings (loss) per share was as follows:

	Three Months Ended
(in thousands, except per share data)	April 27, 2025	April 28, 2024
Net income (loss)	$19,345	$(23,159)

Weighted-average shares outstanding–basic	86,441	64,509
Dilutive effect of share-based compensation	1,430	—
Dilutive effect of 2027 Notes	276	—
Dilutive effect of 2028 Notes	1,432	—
Weighted-average shares outstanding–diluted	89,579	64,509

Earnings (loss) per share:
Basic	$0.22	$(0.36)
Diluted	$0.22	$(0.36)

Anti-dilutive shares not included in the above calculations:
Share-based compensation	391	1,190
Warrants	8,573	8,573
Total anti-dilutive shares	8,964	9,763
Basic earnings or loss per share is computed by dividing net income or loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the reporting period. Diluted earnings or loss per share incorporates the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of non-qualified stock options and the vesting of restricted stock units, market-condition restricted stock units and financial metric-based restricted stock units if certain conditions have been met, but excludes such incremental shares that would have an anti-dilutive effect. Due to the Company's net loss for the three months ended April 28, 2024, all shares underlying stock options and restricted stock units were considered anti-dilutive.
Any dilutive effect of the Warrants (as defined in Note 8, Long-Term Debt) is calculated using the treasury-stock method. For the three months ended April 27, 2025 and April 28, 2024, the Warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of the Company's common stock for the reporting periods, and for the three months ended April 28, 2024, they were also excluded due to net loss.

Note 3: Share-Based Compensation
Financial Statement Effects and Presentation
Pre-tax share-based compensation was included in the Statements of Operations as follows:

	Three Months Ended
(in thousands)	April 27, 2025	April 28, 2024
Cost of sales	$705	$682
Product development and engineering	3,745	3,161
Selling, general and administrative	2,385	11,391
Total share-based compensation	$6,835	$15,234
Restricted Stock Units, Employees
The Company grants restricted stock units to certain employees of which a portion are expected to be settled with shares of the Company's common stock and a portion are expected to be settled in cash. The restricted stock units that are to be settled with shares are accounted for as equity. The grant date for these awards is equal to the measurement date and they are valued as of the measurement date, based on the fair value of the Company's common stock at the grant date, and recognized as share-based compensation expense over the requisite vesting period (typically between 1 and 4 years). The restricted stock units that are to be settled in cash are accounted for as liabilities and the value of the awards is re-measured at the end of each reporting period until settlement at the end of the requisite vesting period (typically 3 years). In the three months ended April 27, 2025, the Company granted to certain employees 415,939 restricted stock units that settle in shares with a weighted-average grant date fair value of $35.20.
Restricted Stock Units, Non-Employee Directors
The Company maintains a compensation program pursuant to which restricted stock units are granted to the Company's directors who are not employed by the Company or any of its subsidiaries. Under the Company's director compensation program in effect prior to the Company's 2025 annual meeting of stockholders, a portion of the restricted stock units granted under the program would be settled in cash and a portion would be settled in shares of the Company's common stock. Restricted stock units granted under the program in connection with and following the Company's 2025 annual meeting of stockholders will be settled in shares of the Company's common stock. Restricted stock units awarded under the program are generally scheduled to vest on the earlier of (i) one year after the grant date or (ii) the day immediately preceding the first annual meeting of the Company's stockholders following the grant. Restricted stock units awarded under the program that are to be settled in cash will, subject to vesting, be settled when the director who received the award separates from service. Restricted stock units awarded under the program that are to be settled in shares of stock will, subject to vesting, be settled promptly following vesting; provided that a director may elect to defer the settlement date to the director's separation from service pursuant to the Company's Director Deferred Compensation Plan. The Company did not grant any restricted stock unit awards to non-employee directors in the three months ended April 27, 2025.
The restricted stock units that are to be settled in cash are accounted for as liabilities. These awards are not typically settled until a non-employee director's separation from service. The value of both the unvested and vested but unsettled awards are re-measured at the end of each reporting period until settlement. In the three months ended April 27, 2025, $3.1 million was paid to settle the vesting of 48,718 cash-settled restricted stock unit awards upon the separation of service of a former director. As of April 27, 2025, the total number of vested, but unsettled, shares subject to cash-settled restricted stock unit awards was 157,983 and the liability associated with these awards was $4.9 million, of which $2.2 million was included in "Accrued liabilities" in the Balance Sheets relating to two previous non-employee directors currently serving short-term non-employee consultancies for the Company. The remaining $2.7 million was included in "Other long-term liabilities" in the Balance Sheets as of April 27, 2025. As of January 26, 2025, the total number of vested, but unsettled, shares subject to cash-settled restricted stock unit awards was 206,701 and the liability associated with these awards was $14.5 million, of which $8.3 million was included in "Accrued liabilities" in the Balance Sheets relating to two previous non-employee directors currently serving short-term non-employee consultancies for the Company and one former non-employee director who separated from service. The remaining $6.2 million was included in "Other long-term liabilities" in the Balance Sheets as of January 26, 2025.
Financial Metric-Based Restricted Stock Units with a Market Condition
The Company grants financial metric-based restricted stock units with a market condition (the "Performance Awards") to certain executives of the Company, which are settled in shares and accounted for as equity awards. The Performance Awards have both a financial metric-based performance condition and a pre-defined market condition, which together determine the number of shares that ultimately vest, in addition to the condition of continued service. The number of vested shares for each of the three tranches of the awards, which are the one, two and three-year performance periods, is determined based on the Company's attainment of pre-established revenue and non-GAAP operating income targets for the respective performance period. The vesting for tranches after the initial performance period is dependent on revenue and non-GAAP operating income for the preceding performance period. The market condition is determined based upon the Company's total stockholder return ("TSR") benchmarked against the TSR of an index over the three-year performance period. For fiscal year 2026 grants, the benchmark was against the Russell 3000 Index. The market condition functions as a catch-up provision in determining the vesting of the third tranche of the awards based on the performance over the full three-year performance period. Generally, the award recipients must be employed for the entire performance period and be an active employee at the time of vesting of the awards.
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
In the three months ended April 27, 2025, the Company granted 327,330 Performance Awards. The weighted-average grant-date fair values for each of the one, two and three-year performance periods over which the Performance Awards vest were $32.33, $32.33 and $40.78, respectively. Under the terms of these awards, assuming the highest performance level of 200% with no cancellations due to forfeitures, the maximum potential number of shares that can be earned in aggregate for the cumulative fiscal years 2026, 2027 and 2028 performance periods would be 654,660 shares. In the three months ended April 27, 2025, 27,073 Performance Awards were forfeited due to the terminations of certain officers.

Note 4: Available-for-sale securities
The following table summarizes the values of the Company's available-for-sale securities:

	April 27, 2025			January 26, 2025
(in thousands)	Fair Value	Amortized Cost	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Loss
Convertible debt investments	$12,715	$14,725	$(2,010)	$12,715	$14,725	$(2,010)
Total available-for-sale securities	$12,715	$14,725	$(2,010)	$12,715	$14,725	$(2,010)
The following table summarizes the maturities of the Company's available-for-sale securities:

	April 27, 2025
(in thousands)	Fair Value	Amortized Cost
Within 1 year	$12,715	$14,725
After 1 year through 5 years	—	—
Total available-for-sale securities	$12,715	$14,725
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
Instruments Measured at Fair Value on a Recurring Basis
The Company does not have any financial liabilities measured and recorded at fair value. The fair values of financial assets measured and recorded at fair value on a recurring basis were presented in the Balance Sheets as follows:

	April 27, 2025				January 26, 2025
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swap agreement	$377	$—	$377	$—	$745	$—	$745	$—
Convertible debt investments	12,715	—	—	12,715	12,715	—	—	12,715
Total financial assets	$13,092	$—	$377	$12,715	$13,460	$—	$745	$12,715
During the three months ended April 27, 2025, the Company had no transfers of financial assets between Level 1, Level 2 or Level 3. As of April 27, 2025 and January 26, 2025, the Company had not elected the fair value option for any financial assets for which such an election would have been permitted.
The convertible debt investments are valued utilizing a combination of estimates that are based on the estimated discounted cash flows associated with the debt and the fair value of the equity into which the debt may be converted, all of which are Level 3 inputs.
There were no changes in convertible debt investments in the three months ended April 27, 2025.
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
Instruments Not Recorded at Fair Value
Some of the Company's financial instruments are not measured at fair value, but are recorded at amounts that approximate fair value due to their liquid or short-term nature. Such financial assets and financial liabilities include: cash and cash equivalents including money market deposits, net receivables, certain other assets, accounts payable, accrued expenses, accrued personnel costs, and other current liabilities. The Company's revolving loans and Term Loans (as defined in Note 8, Long-Term Debt) are recorded at cost, which approximates fair value as the debt instruments bear interest at a floating rate. The 2027 Notes and 2028 Notes (as defined in Note 8, Long-Term Debt) are carried at face value less unamortized debt issuance costs, with interest expense reflecting the cash coupon plus the amortization of the capitalized issuance costs. The estimated fair values are determined based on the actual bid prices of the 2027 Notes and 2028 Notes as of the last business day of the period.

The following table displays the carrying values and fair values of the 2027 Notes and 2028 Notes:

		April 27, 2025		January 26, 2025
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
1.625% convertible senior notes due 2027, net (1)	Level 2	$313,576	$364,907	$312,973	$647,943
4.00% convertible senior notes due 2028, net (2)	Level 2	60,460	99,293	60,352	225,771
Total long-term debt, net of debt issuance costs		$374,036	$464,200	$373,325	$873,714
(1) The 1.625% convertible senior notes due 2027, net, are reflected net of $5.9 million and $6.5 million of unamortized debt issuance costs as of April 27, 2025 and January 26, 2025, respectively.
(2) The 4.00% convertible senior notes due 2028, net, are reflected net of $1.5 million and $1.6 million of unamortized debt issuance costs as of April 27, 2025 and January 26, 2025, respectively.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company reduces the carrying amounts of its intangible assets, long-lived assets and non-marketable equity securities to fair value when it determines they are impaired.
Investment Impairments and Credit Loss Reserves
The total credit loss reserve for the Company's held-to-maturity debt securities and available-for-sale debt securities remained flat at $4.5 million as of April 27, 2025 and January 26, 2025. Credit loss reserves related to the Company's available-for-sale debt securities and held-to-maturity debt securities with maturities within one year are included in "Other current assets" in the Balance Sheets.

Note 6: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

(in thousands)	April 27, 2025	January 26, 2025
Raw materials and electronic components	$44,409	$46,333
Work in progress	99,073	87,896
Finished goods	26,762	29,364
Total inventories	$170,244	$163,593

Note 7: Goodwill and Intangible Assets
Goodwill
The following table summarizes goodwill by applicable operating segments:

	Balance as of April 27, 2025			Balance as of January 26, 2025
(in thousands)	Goodwill	Accumulated Impairment Losses	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value
Signal Integrity	$267,205	$—	$267,205	$267,205	$—	$267,205
Analog Mixed Signal and Wireless	83,101	—	83,101	83,101	—	83,101
IoT Systems and Connectivity	946,605	(763,111)	183,494	945,896	(763,111)	182,785
Total goodwill	$1,296,911	$(763,111)	$533,800	$1,296,202	$(763,111)	$533,091
The following table summarizes the change in goodwill by applicable operating segments:

(in thousands)	Signal Integrity	Analog Mixed Signal and Wireless	IoT Systems and Connectivity	Total
Balance at January 26, 2025	$267,205	$83,101	$182,785	$533,091
Cumulative translation adjustment	—	—	709	709
Balance at April 27, 2025	$267,205	$83,101	$183,494	$533,800
Goodwill is not amortized, but is tested for impairment at the reporting unit level using either a qualitative or quantitative assessment on an annual basis during the fourth quarter of each fiscal year, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. As of April 27, 2025, there was no indication of impairment of the Company's goodwill balances.
Purchased and Other Intangibles
The following table sets forth the Company's finite-lived intangible assets, which are amortized over their estimated useful lives:

		April 27, 2025
(in thousands, except estimated useful life)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Core technologies	1-8 years	$155,568	$(46,883)	$(91,792)	$16,893
Customer relationships	1-10 years	52,302	(13,993)	(34,777)	3,532
Trade name	2-10 years	9,000	(3,158)	(4,816)	1,026
Capitalized development costs	3 years	1,523	(405)	—	1,118
Software licenses	7 years	240	(24)	—	216
Total finite-lived intangible assets		$218,633	$(64,463)	$(131,385)	$22,785

		January 26, 2025
(in thousands, except estimated useful life)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Core technologies	1-8 years	$154,728	$(44,014)	$(91,792)	$18,922
Customer relationships	1-10 years	51,781	(13,394)	(34,777)	3,610
Trade name	2-10 years	9,000	(3,125)	(4,816)	1,059
Capitalized development costs	3 years	1,368	(278)	—	1,090
Software licenses	7 years	200	(14)	—	186
Total finite-lived intangible assets		$217,077	$(60,825)	$(131,385)	$24,867

Amortization expense of finite-lived intangible assets was as follows:

	Three Months Ended
(in thousands)	April 27, 2025	April 28, 2024
Core technologies	$2,205	$2,281
Customer relationships	113	114
Trade name	33	193
Capitalized development costs	127	—
Software licenses	10	—
Total amortization expense	$2,488	$2,588
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
Future amortization expense of finite-lived intangible assets is expected as follows:

(in thousands)	Core Technologies	Customer Relationships	Trade Name	Capitalized Development Costs	Software Licenses	Total
2026 (remaining nine months)	$6,427	$344	$100	$381	$26	$7,278
2027	3,749	458	133	508	34	4,882
2028	3,592	458	133	229	34	4,446
2029	3,125	458	133	—	34	3,750
2030	—	458	133	—	34	625
Thereafter	—	1,356	394	—	54	1,804
Total expected amortization expense	$16,893	$3,532	$1,026	$1,118	$216	$22,785
Also in "Other intangible assets, net" in the Balance Sheets, are finite-lived intangible assets to be amortized upon placement in service. The following table sets forth the Company's finite-lived intangible assets not yet placed in service:

(in thousands)	Capitalized Development Costs	Software Licenses	Total
Balance at January 26, 2025	$2,104	$6,140	$8,244
Additions	709	4,950	5,659
Placed in service	(155)	(40)	(195)
Balance at April 27, 2025	$2,658	$11,050	$13,708

Note 8: Long-Term Debt
Long-term debt and the current period interest rates were as follows:

(in thousands, except percentages)	April 27, 2025	January 26, 2025
Revolving loans	$—	$—
Term loans	171,212	181,212
1.625% convertible senior notes due 2027	319,500	319,500
4.00% convertible senior notes due 2028	61,950	61,950
Total debt	$552,662	$562,662
Current portion, net	$—	$(45,594)
Debt issuance costs	(10,019)	(11,135)
Total long-term debt, net of debt issuance costs	$542,643	$505,933
Weighted-average effective interest rate (1)	3.35%	4.10%
(1) The revolving loans and Term Loans (as defined below) bear interest at variable rates based on Adjusted Term SOFR or a Base Rate (as defined in the Credit Agreement), at the Company’s option, plus an applicable margin that varies based on the Company's consolidated leverage ratio. In the first quarter of fiscal year 2024, the Company entered into an interest rate swap agreement with a 2.75 year term to hedge the variability of interest payments on $150.0 million of debt outstanding on the Term Loans at a fixed Term SOFR rate of 3.58%, plus a variable margin and spread based on the Company’s consolidated leverage ratio. As of April 27, 2025, the effective interest rate was a weighted-average rate that represented (a) interest on $150.0 million of the debt outstanding on the Term Loans at a fixed SOFR rate of 3.58% plus a margin and spread of 1.85% (total fixed rate of 5.43%), (b) interest on the remaining debt outstanding on the Term Loans at a floating SOFR rate of 4.32% plus a margin and spread of 1.85% (total floating rate of 6.17%), (c) interest on the 2027 Notes outstanding at a fixed rate of 1.625%, and (d) interest on the 2028 Notes outstanding at a fixed rate of 4.00%. As of January 26, 2025, the effective interest rate was a weighted average-rate that represented (a) interest on $150.0 million of the debt outstanding on the Term Loans at a fixed SOFR rate of 3.58% plus a margin and spread of 3.85% (total fixed rate of 7.43%), (b) interest on the remaining debt outstanding on the Term Loans at a floating SOFR rate of 4.36% plus a margin and spread of 3.85% (total floating rate of 8.21%),(c) interest on the 2027 Notes outstanding at a fixed rate of 1.625%, and (d) interest on the 2028 Notes outstanding at a fixed rate of 4.00%.
Credit Agreement
On November 7, 2019, we, with certain of our domestic subsidiaries as guarantors, entered into a credit agreement with the lenders party thereto and HSBC Bank USA, National Association ("HSBC Bank"), as administrative agent, swing line lender and letter of credit issuer. On September 26, 2022 (the "Third Restatement Effective Date"), the Company entered into a third amended and restated credit agreement (as amended, restated, supplemented or otherwise modified from time to time, the "Credit Agreement") with the lenders party thereto, HSBC Bank, as resigning administrative agent, and JPMorgan Chase Bank, N.A. ("JPM"), as successor administrative agent, swing line lender and letter of credit issuer. The restated Credit Agreement, which was entered into substantially concurrently with the completion of the acquisition of Sierra Wireless, Inc. on January 12, 2023 (the "Sierra Wireless Acquisition") was entered into to, among other things, (i) extend the maturity date of $405.0 million of the $600.0 million in aggregate principal amount of revolving commitments thereunder from November 7, 2024 to January 12, 2028, (ii) provide for incurrence by the Company on January 12, 2023 of term loans (the "Term Loans") in an aggregate principal amount of $895.0 million, which was used to fund a portion of the cash consideration for the Sierra Wireless Acquisition, (iii) provide for JPM to succeed HSBC Bank as administrative agent and collateral agent under the Credit Agreement on January 12, 2023, (iv) modify the maximum consolidated leverage covenant as set forth in the Credit Agreement, (v) replace LIBOR with adjusted term SOFR and (vi) make certain other changes as set forth in the restated Credit Agreement, including changes consequential to the incorporation of the Term Loan Facility.
After effectiveness of the Fourth Amendment (as defined and described below), the borrowing capacity on the revolving credit facility under the Credit Agreement (the "Revolving Credit Facility") is $455.0 million, which is scheduled to mature on January 12, 2028 (subject to, in certain circumstances, an earlier springing maturity), and the term loans thereunder (the "Term Loans") are scheduled to mature on January 12, 2028 (subject to, in certain circumstances, an earlier springing maturity).
In fiscal year 2025, the Company repaid the outstanding amount of $68.3 million on the Revolving Credit Facility which matured on November 7, 2024 by borrowing against the remaining Revolving Credit Facility scheduled to mature on January 12, 2028. In fiscal 2025, the Company repaid an additional $215.0 million on the Revolving Credit Facility and repaid $441.4 million on the Term Loans.
In the first quarter of fiscal year 2026, the Company made an early repayment of $10.0 million on the Term Loans.
As of April 27, 2025, the Company had $171.2 million outstanding under the Term Loans and no revolving loans outstanding under the Revolving Credit Facility, which had available undrawn borrowing capacity of $452.1 million, subject to net leverage limitations and customary conditions precedent, including the accuracy of representations and warranties and the absence of defaults.

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
On April 24, 2025, the Company entered into the fourth amendment (the "Fourth Amendment") to the Credit Agreement, in order to, among other things, increase the total available borrowing capacity under the revolving credit facility by $117.5 million increasing the total facility size to $455.0 million. Other than the foregoing, the material terms of the Credit Agreement remain unchanged.
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
Compliance with the leverage and interest expense coverage financial covenants is measured quarterly based upon the Company's performance over the most recent four quarters, and compliance with the liquidity covenant is measured as of the last day of each monthly accounting period. As of April 27, 2025, the Company was in compliance with the financial covenants in the Credit Agreement.
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
Prior to the close of business on the business day immediately preceding July 1, 2027, the 2027 Notes are convertible at the option of the holders thereof only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ended on January 29, 2023 (and only during such fiscal quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which, for each trading day of that period, the Trading Price (as defined in the 2027 Indenture), as determined following a request by a holder of the 2027 Notes in accordance with the procedures described in the 2027 Indenture, per $1,000 principal amount of the 2027 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; (3) if the Company calls such 2027 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2027 Notes called (or deemed called as provided in the 2027 Indenture) for redemption; or (4) upon the occurrence of specified corporate events described in the 2027 Indenture. As of April 27, 2025, none of the conditions allowing holders of the 2027 Notes to convert had been met. On or after July 1, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2027 Notes, holders of the 2027 Notes may convert all or a portion of their 2027 Notes, regardless of the foregoing conditions. Upon conversion, the 2027 Notes will be settled in cash up to the aggregate principal amount of the 2027 Notes to be converted, and in cash, shares of the Company's common stock or any combination thereof, at the Company's option, in respect of the remainder, if any, of the Company's conversion obligation in excess of the aggregate principal amount of the 2027 Notes being converted.
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
Convertible Senior Notes Due 2028
On October 26, 2023, the Company issued and sold $250.0 million in aggregate principal amount of 4.00% Convertible Senior Notes due 2028 (the "2028 Notes") in a private placement. The 2028 Notes were issued pursuant to an indenture, dated October 26, 2023, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (the "2028 Indenture"). The 2028 Notes are jointly and severally and fully and unconditionally guaranteed by each of the Company's current and future direct and indirect wholly-owned domestic subsidiaries that guarantee its borrowings under its Credit Agreement. The 2028 Notes bear interest at a rate of 4.00% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2024. The 2028 Notes will mature on November 1, 2028, unless earlier converted, redeemed or repurchased. As of April 27, 2025, approximately $62.0 million of the 2028 Notes remained outstanding.
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
Prior to the close of business on the business day immediately preceding August 1, 2028, the 2028 Notes will be convertible at the option of the holders thereof only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ended on January 28, 2024 (and only during such fiscal quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which, for each trading day of that period, the Trading Price (as defined in the 2028 Indenture), as determined following a request by a holder of the 2028 Notes in accordance with the procedures described in the Indenture, per $1,000 principal amount of the 2028 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; (3) if the Company calls such 2028 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2028 Notes called (or deemed called as provided in the 2028 Indenture) for redemption; or (4) upon the occurrence of specified corporate events described in the 2028 Indenture. As of April 27, 2025, one of the conditions allowing the holders of the 2028 Notes to convert had been met. The trading price of the Company's common stock remained above 130% of the applicable $20.37 conversion price for at least 20 trading days during the 30 consecutive-trading day period ending on, and including April 25, 2025 (the last trading day of the fiscal quarter ended April 27, 2025) resulting in the right of the holders of the 2028 Notes to convert the 2028 Notes beginning April 28, 2025 through July 24, 2025 (the last trading day of the fiscal quarter ending July 27, 2025). Should the holders of the 2028 Notes elect to convert some or all of the 2028 Notes, the Company intends to draw on its Revolving Credit Facility to settle the obligation.
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
Exchange of 2028 Notes
On July 11, 2024 and July 15, 2024, the Company entered into separate, privately negotiated exchange agreements (the "Exchange Agreements") with certain holders of the 2028 Notes. Pursuant to the Exchange Agreements, on July 24, 2024 certain holders exchanged with the Company approximately $188.1 million in aggregate principal amount of the 2028 Notes held by them for an aggregate of 10,378,431 shares of the Company's common stock, which number of shares was determined over an averaging period that commenced on July 12, 2024.
Interest Expense
Interest expense was comprised of the following components for the periods presented:

	Three Months Ended
(in thousands)	April 27, 2025	April 28, 2024
Contractual interest	$5,440	$23,645
Amortization of deferred financing costs	1,254	2,379
Write-off of deferred financing costs	152	—
Interest swap agreement	(108)	(2,795)
Interest rate swap termination	(156)	—
Total interest expense	$6,582	$23,229
As of April 27, 2025 and January 26, 2025, there was $2.9 million outstanding under the letters of credit under the Revolving Credit Facility.

Note 9: Income Taxes
The Company's effective tax rate differs from the statutory federal income tax rate of 21% primarily due to the regional mix of income, changes in valuation allowance, research and development ("R&D") tax credits and impact of global intangible low-taxed income ("GILTI"). The Tax Cuts and Jobs Act requires R&D costs incurred for tax years beginning after December 31, 2021 to be capitalized and amortized ratably over five or fifteen years for tax purposes, depending on where the research activities are conducted. The Company has elected to treat GILTI as a period cost and the additional capitalization of R&D costs within GILTI increases the Company's provision for income taxes.
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (before the federal impact of state items) is as follows:

(in thousands)
Balance at January 26, 2025	$20,966
Additions based on tax positions related to the current fiscal year	527
Additions based on tax positions related to prior fiscal years	168
Balance at April 27, 2025	$21,661
Included in the balance of gross unrecognized tax benefits at April 27, 2025 and January 26, 2025 are $5.2 million and $4.8 million, respectively, of net tax benefits (after the federal impact of state items), that, if recognized, would impact the effective tax rate, prior to consideration of any required valuation allowance. The Company does not anticipate any events to occur during the next twelve months that would materially reduce the unrealized tax benefit as currently stated in the Company's condensed consolidated balance sheets.
The liability for UTP is reflected in the Balance Sheets as follows:

(in thousands)	April 27, 2025	January 26, 2025
Deferred tax assets - non-current	$14,558	$14,255
Other long-term liabilities	5,165	4,775
Total accrued taxes	$19,723	$19,030
The Company's policy is to include net interest and penalties related to unrecognized tax benefits in the "Provision (benefit) for income taxes" in the Statements of Operations.
Tax years prior to 2020 (the Company's fiscal year 2021) are generally not subject to examination by the U.S. Internal Revenue Service ("IRS") except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. The Company's fiscal year 2023 federal income tax return is currently in the preliminary stages of examination by the IRS, and any potential adjustments are unknown at this time. For state returns in the U.S., the Company is generally not subject to income tax examinations for calendar years prior to 2019 (the Company's fiscal year 2020). The Company has a significant tax presence in Switzerland for which Swiss tax filings have been examined through fiscal year 2020. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates. The Company believes that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If any issues addressed in the Company's tax examinations are resolved in a manner not consistent with the Company's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

The Company's regional income or loss before taxes and equity method income or loss was as follows:

	Three Months Ended
(in thousands)	April 27, 2025	April 28, 2024
Domestic	$11,851	$(18,869)
Foreign	15,101	(1,384)
Total	$26,952	$(20,253)

Note 10: Leases
The Company has operating leases for real estate, vehicles, and office equipment, which are accounted for in accordance with ASC 842, "Leases." Real estate leases are used to secure office space for the Company's administrative, engineering, production support and manufacturing activities. The Company's leases have remaining lease terms of up to approximately seven years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year.
The components of lease expense were as follows:

	Three Months Ended
(in thousands)	April 27, 2025	April 28, 2024
Operating lease cost	$1,769	$1,889
Short-term lease cost	17	144
Sublease income	(127)	(155)
Total lease cost	$1,659	$1,878
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
(in thousands)	April 27, 2025	April 28, 2024
Cash paid for amounts included in the measurement of lease liabilities	$1,953	$2,083
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,517	$—

April 27, 2025
Weighted-average remaining lease term–operating leases (in years)	4.8
Weighted-average discount rate on remaining lease payments–operating leases	6.9%
Supplemental balance sheet information related to leases was as follows:

(in thousands)	April 27, 2025	January 26, 2025
Operating lease right-of-use assets in "Other assets"	$22,968	$21,729

Operating lease liabilities in "Accrued liabilities"	$6,448	$6,006
Operating lease liabilities in "Other long-term liabilities"	19,836	18,502
Total operating lease liabilities	$26,284	$24,508
Maturities of lease liabilities as of April 27, 2025 are as follows:

(in thousands)
Fiscal Year Ending:
2026 (remaining nine months)	$5,648
2027	7,062
2028	5,908
2029	4,847
2030	3,295
Thereafter	4,340
Total lease payments	31,100
Less: imputed interest	(4,816)
Total	$26,284

Note 11: Commitments and Contingencies
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
On February 20, 2025, February 25, 2025 and March 7, 2025, three Company stockholders filed separate, but substantively identical, putative class action complaints against the Company and certain of its current officers, Hong Q. Hou and Mark Lin, in the U.S. District Court for the Central District of California on behalf of persons and entities that purchased or otherwise acquired Company securities between August 27, 2024 and February 7, 2025. A motion to consolidate these cases and appoint a lead plaintiff is currently pending before the Court. The complaints assert Exchange Act violations related to the Company’s disclosure surrounding its CopperEdgeTM products. The plaintiffs seek compensatory damages and other relief. At this stage, the Company is unable to form a conclusion as to the likelihood of an unfavorable outcome or an estimate of the amount or range of any possible loss resulting from the alleged claims.
On May 9, 2025, another Company stockholder filed a derivative complaint in the U.S. District Court for the Central District of California against certain of the Company's directors and officers. The complaint asserts breach of fiduciary duty and other claims based on factual allegations similar to those raised in the putative class action complaints. The plaintiff seeks damages payable to the Company and declaratory, injunctive and other relief.
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
The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based on the latest determinations by the RWQCB and the most recent actions taken pursuant to the remedial action plan, the Company estimates the total range of probable loss to be between $7.9 million and $9.4 million. To date, the Company has made $7.7 million in payments towards the remedial action plan. As of April 27, 2025, the estimated range of probable loss remaining was between $0.2 million and $1.7 million. Given the uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss. Therefore, the Company has recorded the minimum amount of probable loss and as of April 27, 2025, has a remaining accrual of $0.2 million related to this matter. These estimates could change as a result of changes in planned remedial actions, further actions from the regulatory agency, remediation technology, and other factors.
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
The Company's liability for the deferred compensation plan is presented below:

(in thousands)	April 27, 2025	January 26, 2025
Accrued liabilities	$2,645	$2,930
Other long-term liabilities	34,861	36,381
Total deferred compensation liabilities under this plan	$37,506	$39,311
The Company has purchased whole life insurance on the lives of certain current deferred compensation plan participants. This corporate-owned life insurance is held in a grantor trust and is intended to cover a majority of the Company's costs of the deferred compensation plan.
The cash surrender value of the corporate-owned life insurance was $37.3 million and $34.9 million as of April 27, 2025 and January 26, 2025, respectively, and is included in "Other assets" in the Balance Sheets.

Note 12: Restructuring
From time to time, the Company takes steps to realign the business to focus on high-growth areas, provide customer value and make the Company more efficient. As a result, the Company has re-aligned resources and infrastructure, which resulted in restructuring charges related to one-time employee termination benefits of $1.2 million in the three months ended April 27, 2025, compared to restructuring charges of $2.3 million in the three months ended April 28, 2024 resulting from the realization of synergies of the Sierra Wireless Acquisition. Restructuring related liabilities are included in "Accrued liabilities" in the Balance Sheets and restructuring charges were included in "Restructuring" in the Statements of Operations.
Restructuring activity is summarized as follows:

(in thousands)	One-time employee termination benefits	Other restructuring	Total
Balance at January 26, 2025	$787	$—	$787
Charges	1,199	—	1,199
Cash payments	(1,606)	—	(1,606)
Balance at April 27, 2025	$380	$—	$380

Note 13: Concentration of Risk
The following significant customers accounted for at least 10% of the Company's net sales in one or more of the periods indicated:

	Three Months Ended
(percentage of net sales) (1)	April 27, 2025	April 28, 2024
Customer A	12%	12%
Customer B	*	11%
(1) In each period with an asterisk, the customer represented less than 10% of the Company's net sales.
The following table shows the customers that have an outstanding receivable balance that represents at least 10% of the Company's total net receivables as of one or more of the dates indicated:

(percentage of net receivables) (1)	April 27, 2025	January 26, 2025
Customer B	11%	*
Customer C	10%	*
Customer A	*	12%
Customer D	*	12%
(1) In each period with an asterisk, the customer represented less than 10% of the Company's total net receivables.
Outside Subcontractors and Suppliers
The Company relies on a limited number of third-party subcontractors and suppliers for the supply of silicon wafers, chipsets and other electronic components, and for product manufacturing, packaging, testing and certain other tasks. Disruption or termination of supply sources or subcontractors have delayed and could in the future delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. A significant amount of the Company's third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in the U.S., China, Japan, Taiwan and Vietnam. A significant amount of the Company's assembly and test operations are conducted by third-party contractors in China, Malaysia, Taiwan and Vietnam.

Note 14: Segment Information
The Company's Chief Executive Officer functions as the chief operating decision maker ("CODM"). The CODM makes operating decisions and assesses performance based on the net sales and gross profit of the Company's major product lines, which represent its operating segments, to allocate resources (including employees, property, and financial or capital resources) for each segment predominantly in the annual budget and forecasting process. The Company currently has three operating segments—Signal Integrity ("SIP"), Analog Mixed Signal and Wireless ("AMW"), and IoT Systems and Connectivity ("ISC")—that represent three separate reportable segments. The SIP reportable segment consists of a portfolio of optical and copper data communications and video transport products used in a wide variety of infrastructure and industrial applications. The AMW reportable segment provides infrastructure, industrial and high-end customers with high-performance protection devices and a portfolio of specialized radio frequency products. The SIP and AMW reportable segments together constitute our Semiconductor Products business. The ISC reportable segment provides industrial customers with an IoT solutions portfolio that includes a wide range of modules, gateways, routers, and connected services.
The Company’s assets are commingled among the various operating segments and the CODM does not use asset information in making operating decisions or assessing performance. Therefore, the Company has not included asset information by reportable segment in the segment disclosures below.
The Company adopted the provisions of ASU 2023-07 for the year ended January 26, 2025, on a retrospective basis and included enhanced disclosures relating to its reportable segments.
Net sales and gross profit by reportable segment were as follows:

	Three Months Ended April 27, 2025
(in thousands)	Signal Integrity	Analog Mixed Signal and Wireless	Total Semiconductor Products	IoT Systems and Connectivity	Unallocated(1)	Total
Net sales	$73,521	$90,623	$164,144	$86,916	$—	$251,060
Segment cost of sales	25,357	34,178	59,535	56,993	3,243	119,771
Segment gross profit	$48,164	$56,445	$104,609	$29,923	$(3,243)	$131,289

Segment gross margin	65.5%	62.3%	63.7%	34.4%	NM(2)
Gross margin						52.3%

	Three Months Ended April 28, 2024
(in thousands)	Signal Integrity	Analog Mixed Signal and Wireless	Total Semiconductor Products	IoT Systems and Connectivity	Unallocated(1)	Total
Net sales	$58,299	$75,344	$133,643	$72,462	$—	$206,105
Segment cost of sales	23,538	34,640	58,178	45,368	2,967	106,513
Segment gross profit	$34,761	$40,704	$75,465	$27,094	$(2,967)	$99,592

Segment gross margin	59.6%	54.0%	56.5%	37.4%	NM(2)
Gross margin						48.3%
(1) Unallocated includes share-based compensation, and amortization of acquired technology
(2)Not meaningful
Geographic Information
Net sales activity by geographic region was as follows:

	Three Months Ended
(percentage of total net sales)	April 27, 2025	April 28, 2024
Asia-Pacific	63%	64%
North America	22%	22%
Europe	15%	14%
	100%	100%

The Company attributes sales to a country based on the ship-to address. The table below summarizes sales activity to geographies that represented greater than 10% of total sales for at least one of the periods presented:

	Three Months Ended
(percentage of total net sales)	April 27, 2025	April 28, 2024
China (including Hong Kong)	44%	43%
United States	18%	21%
Although a large percentage of the Company's products is shipped into the Asia-Pacific region, a significant number of products produced by these customers and incorporating the Company's semiconductor products are then sold outside this region.

Note 15: Stock Repurchase Program
The Company maintains a stock repurchase program that was initially approved by its board of directors (the "Board of Directors") in March 2008. The stock repurchase program does not have an expiration date and the Board of Directors has authorized expansion of the program over the years. On March 11, 2021, the Board of Directors approved the expansion of the stock repurchase program by an additional $350.0 million. There was no activity under the stock repurchase program during the three months ended April 27, 2025 and April 28, 2024. As of April 27, 2025, the remaining authorization under the program was $209.4 million. Under the program, the Company may repurchase its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. The Company's repurchases may be made through Rule 10b5-1 and/or Rule 10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. To the extent the Company repurchases any shares of its common stock under the program in the future, the Company expects to fund such repurchases from cash on hand and borrowings on its Revolving Credit Facility. The Company has no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.

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
The interest rate swap agreements have been designated as cash flow hedges and unrealized gains or losses, net of income tax, are recorded as a component of AOCI in the Balance Sheets. As the various settlements are made on a monthly basis, the realized gain or loss on the settlements are recorded in "Interest expense" in the Statements of Operations. The interest rate swap agreements resulted in a realized gain of $0.1 million for the three months ended April 27, 2025, compared to a realized gain of $2.8 million for the three months ended April 28, 2024.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following "Management’s Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with our interim unaudited condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this "Quarterly Report") and "Special Note Regarding Forward-Looking and Cautionary Statements" in this Quarterly Report as well as "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended January 26, 2025 filed with the Securities and Exchange Commission (the "SEC") on March 25, 2025.
Our interim unaudited condensed consolidated balance sheets are referred to herein as the "Balance Sheets" and interim unaudited condensed consolidated statements of operations are referred to herein as the "Statements of Operations." Amounts and percentages may not add precisely due to rounding.
Overview
Semtech Corporation (together with its consolidated subsidiaries, the "Company," "we," "our" or "us") is a leading provider of high-performance semiconductor, Internet of Things ("IoT") systems and cloud connectivity service solutions and was incorporated in Delaware in 1960. We have three operating segments—Signal Integrity, Analog Mixed Signal and Wireless, and IoT Systems and Connectivity—that represent three separate reportable segments. See Part I, Item 1, Note 14, Segment Information, to our interim unaudited condensed consolidated financial statements for additional information on our reportable segments.
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
IoT Systems and Connectivity. We design, develop, operate and market a comprehensive product portfolio of IoT solutions that enable businesses to connect and manage their devices, collect and analyze data, and improve decision-making. The portfolio includes a wide range of modules, gateways, routers (together "IoT Hardware"), and connected services that are designed to meet the specific needs of different industries and applications. Our modules are available in a variety of form factors and connectivity options, including LTE-M, NB-IoT and 5G, and can be integrated into an array of devices and systems. Our gateways and routers are designed to provide reliable and secure connectivity for IoT devices, while our connected services enable businesses to manage devices and connectivity so businesses can navigate the complex IoT landscape and realize the full potential of connected devices. We also design, develop, operate and market a portfolio of connected services used in a wide variety of industrial, medical and communications applications. Our connected services include wireless connectivity and cloud-based services for customers to deploy, connect, and operate their end applications. Our services have been purpose-built for IoT applications and include features such as SIM and subscription management, device and data management, geolocation support, as well as reporting and alerting that can be configured or tailored to a variety of IoT use cases.

Our net sales by reportable segment were as follows:

	Three Months Ended
(in thousands)	April 27, 2025	April 28, 2024
Signal Integrity	$73,521	$58,299
Analog Mixed Signal and Wireless	90,623	75,344
IoT Systems and Connectivity	86,916	72,462
Total	$251,060	$206,105
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
Our end customers for our silicon solutions are primarily original equipment manufacturers ("OEMs") that produce and sell technology solutions. Our IoT module, router, gateway and managed connectivity solutions ship to IoT device makers, enterprises and solution providers to provide IoT connectivity to end devices.
Recent Developments
Revolving Credit Facility
On April 24, 2025, we entered into the fourth amendment (the "Fourth Amendment") to the Credit Agreement (as defined below). Pursuant to the Fourth Amendment, the Company's Credit Agreement was amended, in order to, among other things, increase the total available borrowing capacity under the revolving credit facility under the Credit Agreement (the "Revolving Credit Facility") by $117.5 million increasing the total facility size to $455.0 million. Other than the foregoing, the material terms of the Credit Agreement remain unchanged. For additional information, see Note 8, Long-Term Debt to our interim unaudited condensed consolidated financial statements.
Impact of Macroeconomic Conditions
As disclosed in Part I, Item 1A: Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended January 26, 2025, the Company’s business is subject to risks related to, among other factors, tariffs and other trade barriers put in the place by government authorities. The imposition of tariffs and other trade barriers by government authorities on imported goods, including raw materials and components essential to our manufacturing processes, could have significant adverse effects on our business, financial condition, and results of operations. Beginning in the first quarter of fiscal year 2026, the U.S. government imposed additional tariffs on goods imported into the U.S. from numerous countries ("U.S. Tariffs") and multiple countries and groups of countries imposed, or threatened to impose, reciprocal tariffs on imports from the U.S. and other retaliatory measures. Various modifications and delays to the U.S. Tariffs have been announced and further changes are expected to be made in the future, which may include additional sector-based tariffs or other measures. The ultimate impact remains uncertain and will depend on several factors, including whether additional or incremental U.S. Tariffs or other measures are announced or imposed, to what extent other countries implement tariffs or other retaliatory measures in response, and the overall magnitude and duration of these measures. The Company continues to monitor and analyze the impacts of these measures and actions that can be taken to moderate and/or minimize their effects.
In recent periods, macroeconomic factors such as market volatility, inflationary pressures, elevated interest rates, geopolitical tensions and recessionary concerns have caused uncertainty in end customer demand, which resulted in elevated channel inventories. We believe that we can continue to take appropriate actions to align our inventory levels with anticipated customer demand profiles.
Factors Affecting Our Performance
Most of our sales to customers are made on the basis of individual customer purchase orders and many customers include cancellation provisions in their purchase orders. We rely on orders received and shipped within the same quarter for a meaningful portion of our sales. Net sales made through independent distributors during the first quarters of fiscal years 2026 and 2025 were 71% and 73%, respectively, of net sales and the remainder were made directly to customers.

We are a global business with customers and suppliers around the world. A significant amount of our third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located outside the United States, including China, Japan, Taiwan and Vietnam. A significant amount of our assembly and test operations are conducted by third-party contractors located outside the United States, including China, Malaysia, Taiwan and Vietnam. Net sales outside the United States constituted 82% and 79% during the first quarters of fiscal years 2026 and 2025, respectively. Approximately 63% and 64% of our net sales during the first quarters of fiscal years 2026 and 2025, respectively, were to customers located in the Asia-Pacific region. We are subject to export restrictions and trade regulations, which have limited our ability to sell to certain customers in certain regions. In addition, changes in tariffs or the imposition of retaliatory tariffs may impact our net sales, gross profit, and gross margin if we are unable to pass higher costs on to our customers.
We use several metrics as indicators of future potential growth. The indicators that we believe best correlate to potential future sales growth are design wins and new product releases. There are many factors that may cause a design win or new product release to not result in sales, including a customer decision not to go to system production, a change in a customer’s perspective regarding a product’s value or a customer’s product failing in the end market. As a result, although a design win or new product release is an important step towards generating future sales, it does not necessarily result in us being awarded business or receiving a purchase commitment.
Further, inflationary factors have in the past affected, and could continue to affect, our future performance if we are unable to pass higher costs on to our customers.

Results of Operations
The following table sets forth, for the periods indicated, our Statements of Operations expressed as a percentage of net sales.

	Three Months Ended
	April 27, 2025	April 28, 2024
Net sales:
Products	89.1%	86.1%
Services	10.9%	13.9%
Total net sales	100.0%	100.0%
Cost of sales:
Products	42.0%	44.3%
Services	4.8%	6.3%
Amortization of acquired technology	0.9%	1.1%
Total cost of sales	47.7%	51.7%
Gross profit	52.3%	48.3%
Operating expenses, net:
Product development and engineering	18.9%	20.2%
Selling, general and administrative	18.5%	25.4%
Intangible amortization	0.1%	0.1%
Restructuring	0.5%	1.1%
Total operating expenses, net	38.0%	46.8%
Operating income	14.3%	1.5%
Interest expense	(2.6)%	(11.3)%
Interest income	0.1%	0.3%
Non-operating (expense) income, net	(1.1)%	0.2%
Investment impairments and credit loss reserves, net	—%	(0.5)%
Income (loss) before taxes and equity method income	10.7%	(9.8)%
Provision for income taxes	3.4%	1.4%
Net income (loss) before equity method income	7.3%	(11.3)%
Equity method income	0.4%	—%
Net income (loss)	7.7%	(11.2)%
Percentages may not add precisely due to rounding.
Comparison of the Three Months Ended April 27, 2025 and April 28, 2024
Net Sales
The following table summarizes our net sales by major end markets:

	Three Months Ended
	April 27, 2025		April 28, 2024
(in thousands, except percentages)	Net Sales	% Net Sales	Net Sales	% Net Sales	Change
Infrastructure	$72,833	29%	$55,977	27%	30%
High-End Consumer	35,414	14%	34,539	17%	3%
Industrial	142,813	57%	115,589	56%	24%
Total	$251,060	100%	$206,105	100%	22%
Net sales in the first quarter of fiscal year 2026 were $251.1 million, an increase of 21.8% compared to $206.1 million in the first quarter of fiscal year 2025, which was primarily driven by higher net sales from our industrial and infrastructure end markets due to stronger demand and increased sales volume. Net sales from our industrial end market increased $27.2 million in the first quarter of fiscal year 2026 compared to the first quarter of fiscal year 2025, primarily driven by an approximately $17.4 million increase in LoRa-enabled sales in industrial applications and approximately $15.2 million increase in IoT Hardware sales, partially offset by an approximately $4.4 million decrease in other wireless and sensing products sales. Net sales from our infrastructure end market increased $16.9 million in the first quarter of fiscal year 2026 compared to the first quarter of fiscal year 2025, primarily driven by an approximately $30.4 million increase in data center sales, partially offset by an approximately $14.0 million decrease in telecommunications sales. Net sales from our high-end consumer end market increased $0.9 million in the first quarter of fiscal year 2026 compared to the first quarter of fiscal year 2025, primarily driven by an increase in proximity sensing product sales.
The following table summarizes our net sales by reportable segment:

	Three Months Ended
	April 27, 2025		April 28, 2024
(in thousands, except percentages)	Net Sales	% Net Sales	Net Sales	% Net Sales	Change
Signal Integrity	$73,521	29%	$58,299	28%	26%
Analog Mixed Signal and Wireless	90,623	36%	75,344	37%	20%
IoT Systems and Connectivity	86,916	35%	72,462	35%	20%
Total	$251,060	100%	$206,105	100%	22%
Net sales in the first quarter of fiscal year 2026, as compared to the first quarter of fiscal year 2025, benefited from stronger demand and increased sales volumes in all the reportable segments. Net sales from Analog Mixed Signal and Wireless increased $15.3 million in the first quarter of fiscal year 2026 compared to the first quarter of fiscal year 2025, primarily driven by an approximately $17.5 million increase in LoRa-enabled product sales and an approximately $1.7 million increase in total TVS product sales, partially offset by an approximately $4.4 million decrease in other wireless and sensing product sales. Net sales from Signal Integrity increased $15.2 million in the first quarter of fiscal year 2026 compared to the first quarter of fiscal year 2025, primarily driven by an approximately $30.4 million increase in data center sales, partially offset by an approximately $14.0 million decrease in telecommunications sales. Net sales from IoT Systems and Connectivity increased $14.5 million in the first quarter of fiscal year 2026 compared to the first quarter of fiscal year 2025, primarily driven by an increase in IoT Hardware sales.
Gross Profit
The following table summarizes our gross profit and gross margin by reportable segment:

	Three Months Ended
	April 27, 2025		April 28, 2024
(in thousands, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Signal Integrity	$48,164	65.5%	$34,761	59.6%
Analog Mixed Signal and Wireless	56,445	62.3%	40,704	54.0%
IoT Systems and Connectivity	29,923	34.4%	27,094	37.4%
Unallocated costs, including share-based compensation and amortization of acquired technology	(3,243)		(2,967)
Total	$131,289	52.3%	$99,592	48.3%
In the first quarter of fiscal year 2026, gross profit increased $31.7 million to $131.3 million from $99.6 million in the first quarter of fiscal year 2025. This increase was primarily driven by a $15.7 million increase from Analog Mixed Signal and Wireless, which experienced higher sales led by LoRa-enabled products due to stronger demand, a $13.4 million increase from Signal Integrity, which experienced higher sales led by data center sales due to stronger demand, partially offset by lower telecommunications sales, and a $2.8 million increase from IoT Systems and Connectivity, primarily driven by higher IoT Hardware sales due to stronger demand.
Our gross margin was 52.3% in the first quarter of fiscal year 2026, compared to 48.3% in the first quarter of fiscal year 2025. Gross margin for our Signal Integrity segment was 65.5% in the first quarter of fiscal year 2026, compared to 59.6% in the first quarter of fiscal year 2025, primarily due to higher volume and favorable product mix. Gross margin for our Analog Mixed Signal and Wireless segment was 62.3% in the first quarter of fiscal year 2026, compared to 54.0% in the first quarter of fiscal year 2025, primarily due to higher volume and favorable product mix. Gross margin for our IoT Systems and Connectivity segment was 34.4% in the first quarter of fiscal year 2026, compared to 37.4% in the first quarter of fiscal year 2025, primarily due to unfavorable product mix.

Operating Expenses, net
The following table summarizes our operating expenses, net:

	Three Months Ended				Change
(in thousands, except percentages)	April 27, 2025		April 28, 2024
Product development and engineering	$47,529	50%	$41,604	43%	14%
Selling, general and administrative	46,447	49%	52,269	55%	(11)%
Intangible amortization	147	—%	307	—%	(52)%
Restructuring	1,199	1%	2,269	2%	(47)%
Total operating expenses, net	$95,322	100%	$96,449	100%	(1)%
Product Development and Engineering Expenses
Product development and engineering expenses increased $5.9 million in the first quarter of fiscal year 2026 compared to the first quarter of fiscal year 2025 primarily as a result of a $4.5 million net increase in staffing-related costs from higher supplemental compensation and a $0.9 million increase in new product introduction expenses. The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from engineering services, which are typically recorded as a reduction to product development and engineering expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $5.8 million in the first quarter of fiscal year 2026 compared to the first quarter of fiscal year 2025 primarily as a result of an $8.1 million net decrease in staffing-related costs driven by lower share-based compensation caused by the impact of the lower closing stock price as of period-end on the cash-settled awards, offset by a $1.9 million increase in consulting expenses and a $0.7 million increase in travel.
Intangible Amortization
Intangible amortization was $0.1 million and $0.3 million for the first quarters of fiscal years 2026 and 2025, respectively. The amortization of acquired technology intangible assets is reflected in cost of sales.
Restructuring
Restructuring expenses decreased by $1.1 million in the first quarter of fiscal year 2026 compared to the first quarter of fiscal year 2025 due to the structural reorganization actions primarily in the prior year period to reduce our workforce as a result of cost-saving measures and internal resource alignment including from the realization of synergies of the Sierra Wireless Acquisition.
Interest Expense
Interest expense, including amortization and a write-off of deferred financing costs, was $6.6 million and $23.2 million for the first quarters of fiscal years 2026 and 2025, respectively. The decrease was primarily due to interest savings as a result of approximately $188.1 million of 2028 Notes extinguished in exchange for common stock, and debt repayment of $215.0 million on the Revolving Credit Facility and $441.4 million on the Term Loans (as defined below) in the second and fourth quarters of fiscal year 2025, respectively.
Investment Impairments and Credit Loss Reserves, Net
During the first quarter of fiscal year 2026, we did not record any investment impairments and credit loss reserves. During the first quarter of fiscal year 2025, investment impairments and credit loss reserves, net totaled a loss of $1.1 million due to an other-than-temporary impairment on one of our non-marketable equity investments.
Provision for Income Taxes
We recorded income tax expense of $8.7 million in the first quarter of fiscal year 2026, compared to income tax expense of $3.0 million in the first quarter of fiscal year 2025. The change in our tax provision for the three months ended April 27, 2025, compared to the three months ended April 28, 2024 was primarily due to a regional mix of income and changes in valuation allowance. The effective tax rates in the first quarters of fiscal years 2026 and 2025 differ from the statutory federal income tax rate of 21% primarily due to a regional mix of income, changes in valuation allowance, impact of global intangible low-taxed income ("GILTI") and research and development ("R&D") credits. The Tax Cuts and Jobs Act ("Tax Act") requires R&D costs incurred for tax years beginning after December 31, 2021 to be capitalized and amortized ratably over five or fifteen years for tax purposes, depending on where the research activities are conducted. We have elected to treat GILTI as a period cost and the additional capitalization of R&D costs within GILTI increases our provision for income taxes.

As a global organization, we are subject to audit by taxing authorities in various jurisdictions. To the extent that an audit, or the closure of a statute of limitations, results in adjusting our reserves for uncertain tax positions, our effective tax rate could experience extreme volatility since any adjustment would be recorded as a discrete item in the period of adjustment.
For further information on the effective tax rate and the Tax Act's impact, see Note 9, Income Taxes, to our interim unaudited condensed consolidated financial statements.
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
We believe that our cash on hand, expected cash generation from future operations and available borrowing capacity under the Revolving Credit Facility are sufficient to meet liquidity requirements for at least the next 12 months, including funds needed for our material cash requirements. As of April 27, 2025, we had $156.5 million in cash and cash equivalents and $452.1 million of available undrawn borrowing capacity on our Revolving Credit Facility, subject to net leverage limitations and customary conditions precedent, including the accuracy of representations and warranties and the absence of defaults. Over the longer-term, we expect to fund our business using cash flows from operating activities.
As of April 27, 2025 and January 26, 2025, there was $2.9 million outstanding under the letters of credit under the Revolving Credit Facility.
A meaningful portion of our capital resources, and the liquidity they represent, are held by our subsidiaries outside of the U.S. As of April 27, 2025, our foreign subsidiaries held $136.1 million of cash and cash equivalents, compared to $139.1 million at January 26, 2025. Our liquidity may be impacted by fluctuating exchange rates. For additional information on exchange rates, see Item 3–Quantitative and Qualitative Disclosures About Market Risk.
In connection with the enactment of the Tax Act, all historic and current foreign earnings are taxed in the U.S. Depending on the jurisdiction, these foreign earnings are potentially subject to a withholding tax, if repatriated. As of April 27, 2025, our historical undistributed earnings prior to fiscal year 2023 of our foreign subsidiaries are intended to be permanently reinvested outside of the U.S. With the enactment of the Tax Act, which amended the Internal Revenue Code of 1986, all post-1986 previously unremitted earnings for which no U.S. deferred tax liability had been accrued were subject to U.S. tax. As a result of the U.S. taxation of these amounts, we have determined that none of the foreign earnings from fiscal year 2023 onward will be permanently reinvested outside of the U.S. If we needed to remit all or a portion of our historical undistributed earnings to the U.S. for investment in our domestic operations, any such remittance could result in increased tax liabilities and a higher effective tax rate. Determination of the amount of the unrecognized potential deferred tax liability on these unremitted earnings is not practicable.
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
On April 24, 2025, we entered into the Fourth Amendment, in order to, among other things, increase the total available borrowing capacity under the revolving credit facility by $117.5 million, increasing the total facility size to $455.0 million. The increase partially replaces borrowing capacity that matured on November 7, 2024. Other than the foregoing, the material terms of the Credit Agreement remain unchanged.
After effectiveness of the Fourth Amendment, the borrowing capacity on the Revolving Credit Facility is $455.0 million, which is scheduled to mature on January 12, 2028 (subject to, in certain circumstances, an earlier springing maturity), and the term loans thereunder (the "Term Loans") are scheduled to mature on January 12, 2028 (subject to, in certain circumstances, an earlier springing maturity).
As of April 27, 2025, the Company had $171.2 million outstanding under the Term Loans and no revolving loans outstanding under the Revolving Credit Facility, which had available undrawn borrowing capacity of $452.1 million, subject to net leverage limitations and customary conditions precedent, including the accuracy of representations and warranties and the absence of defaults.
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
As of April 27, 2025, we were in compliance with the financial covenants in our Credit Agreement. The Credit Agreement also contains customary provisions pertaining to events of default. If any event of default occurs, the obligations under the Credit Agreement may be declared due and payable, terminated upon written notice to us and existing letters of credit may be required to be cash collateralized.
See Note 8, Long-Term Debt to our interim unaudited condensed consolidated financial statements for additional information regarding the terms of the Credit Agreement.
We have entered into interest rate swap agreements to hedge the variability of interest payments on debt outstanding under the Term Loans. See Note 16, Derivatives and Hedging Activities, to our interim unaudited condensed consolidated financial statements for additional information.
Convertible Senior Notes Due 2027
On October 12, 2022 and October 21, 2022, we issued and sold $300.0 million and $19.5 million, respectively, in aggregate principal amount of 1.625% Convertible Senior Notes due 2027 (the "2027 Notes") in a private placement. The 2027 Notes were issued pursuant to an indenture dated October 12, 2022, by and among us, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. The 2027 Notes bear interest at a rate of 1.625% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2023. The 2027 Notes will mature on November 1, 2027, unless earlier converted, redeemed or repurchased. The 2027 Notes are not currently redeemable and, as of April 28, 2024, none of the conditions allowing holders of the 2027 Notes to convert had been met. The 2027 Notes were initially issued pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act.
We used approximately $72.6 million of the net proceeds from the 2027 Notes to pay for the cost of the Convertible Note Hedge Transactions, after such cost was partially offset by approximately $42.9 million of proceeds to us from the sale of Warrants in connection with the issuance of the 2027 Notes, all as defined and described in Note 8, Long-Term Debt to our interim unaudited condensed consolidated financial statements. The Convertible Note Hedge Transactions and Warrants transactions are indexed to, and potentially settled in, our common stock and the net cost of $29.7 million has been recorded as a reduction to additional paid-in capital in the consolidated statement of stockholders' equity (deficit). We used the remaining net proceeds to fund a portion of the consideration in the Sierra Wireless Acquisition and to pay related fees and expenses. For additional information on the 2027 Notes, Convertible Note Hedge Transactions and the Warrants, see Note 8, Long-Term Debt to our interim unaudited condensed consolidated financial statements.
Convertible Senior Notes Due 2028
On October 26, 2023, we issued and sold $250.0 million in aggregate principal amount of 2028 Notes in a private placement. The 2028 Notes were issued pursuant to an indenture, dated October 26, 2023, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. The 2028 Notes bear interest at a rate of 4.00% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2024. The 2028 Notes will mature on November 1, 2028, unless earlier converted, redeemed or repurchased. As of April 27, 2025, approximately $62.0 million of the 2028 Notes remained outstanding. The 2028 Notes were offered and sold only to eligible purchasers who are both "qualified institutional buyers" within the meaning of Rule 144A under the Securities Act and "accredited investors" within the meaning of Rule 501(a) under the Securities Act, in reliance on Section 4(a)(2) under the Securities Act.
The 2028 Notes are not currently redeemable by the Company. The 2028 Notes may be converted at the option of the holders at the times and under the circumstances and at the conversion rate described in Note 8, Long-Term Debt, to our interim unaudited condensed consolidated financial statements. As of April 27, 2025, one of the conditions allowing holders of the 2028 Notes to convert had been met. The trading price of our common stock remained above 130% of the applicable $20.37 conversion price for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, October 25, 2024 (the last trading day of the quarter ended April 27, 2025), resulting in the right of the holders of the 2028 Notes to convert their 2028 Notes beginning April 28, 2025 through July 25, 2025 (the last trading day of the quarter ending July 27, 2025). Should the holders of the 2028 Notes elect to convert some or all of the outstanding 2028 Notes, the Company intends to draw on its Revolving Credit Facility to settle the obligation.
On July 11, 2024 and July 15, 2024, we entered into separate, privately negotiated exchange agreements (the "Exchange Agreements") with certain holders of the 2028 Notes. Pursuant to the Exchange Agreements, certain holders of the 2028 Notes exchanged with us approximately $188.1 million in aggregate principal amount of 2028 Notes held by them for an aggregate of

10,378,431 shares of our common stock, which number of shares was determined over an averaging period that commenced on July 12, 2024.
For additional information on the 2028 Notes, see Note 8, Long-Term Debt to our interim unaudited condensed consolidated financial statements.
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
Portfolio Rationalization
We are continuing to conduct a portfolio rationalization review, which has included identifying non-core assets in an effort to align our portfolio with our strategic vision and preferred margin profile. As part of the portfolio rationalization review, we are reviewing potential strategic alternatives for certain of our non-core assets. No decision has been made regarding any strategic alternative or any particular asset, and there is no assurance that the exploration of strategic alternatives will result in any transactions, nor any specified timeline.
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
We did not repurchase any shares of our common stock under the program in the first three months of fiscal year 2026 or in the first three months of fiscal year 2025. As of April 27, 2025, the remaining authorization under the program was $209.4 million. To the extent we repurchase any shares of our common stock under the program in the future, we expect to fund such repurchases from cash on hand and borrowings on our Revolving Credit Facility. We have no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.
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
Material Cash Requirements
Except as disclosed above, there have been no material changes to our cash requirements from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 26, 2025.
Cash Flows
In summary, our cash flows for each period were as follows:

	Three Months Ended
(in thousands)	April 27, 2025	April 28, 2024
Net cash provided by (used in) operating activities	$27,824	$(89)
Net cash (used in) provided by investing activities	(5,071)	1,791
Net cash used in financing activities	(19,361)	(3,198)
Effect of foreign exchange rate changes on cash and cash equivalents	1,339	(312)
Net increase (decrease) in cash and cash equivalents	$4,731	$(1,808)

Operating Activities
Net cash provided by or used in operating activities is driven by net income or loss adjusted for non-cash items and fluctuations in operating assets and liabilities.
Operating cash flows for the first three months of fiscal year 2026 compared to the first three months of fiscal year 2025 were favorably impacted by a 21.8% increase in net sales, significantly lower interest payments on debt, lower restructuring payments related to employee termination benefits, and a decrease in income tax payments, and were unfavorably impacted by an increase in annual bonus payments, and an incremental increase in inventory spend.
Investing Activities
Net cash provided by or used in investing activities is primarily driven by capital expenditures, proceeds from sales of property, purchases and sales of investments, purchases of intangibles, and proceeds from or premiums paid for corporate-owned life insurance.
Capital expenditures were $1.7 million for the first three months of fiscal year 2026, which were higher as we made investments to update our production capabilities, compared to $1.3 million for the first three months of fiscal year 2025 due to cost-saving initiatives.
In the first three months of fiscal year 2026, we sold investments for proceeds of $0.5 million compared to $2.7 million for the first three months of fiscal year 2025.
Purchases of intangibles were $0.5 million for the first three months of fiscal year 2026, compared to $1.3 million for the first three months of fiscal year 2025, which included capitalized development costs and software licenses.
In the first three months of fiscal year 2026, we paid $3.4 million in premiums into our corporate-owned life insurance policy in order to provide substantive coverage for our deferred compensation liability. In the first three months of fiscal year 2025, we received $1.8 million of proceeds from corporate-owned life insurance, which were used to pay deferred compensation distributions.
Financing Activities
Net cash provided by or used in financing activities is primarily attributable to payments on our Revolving Credit Facility, payments related to deferred financing costs, payments related to employee share-based compensation payroll taxes and proceeds from the exercise of stock options.
In the first three months of fiscal year 2026, we made a prepayment of $10.0 million on our Term Loans. No such prepayments were made in the first three months of fiscal year 2025.
In the first three months of fiscal year 2026, we paid $0.5 million for deferred financing costs, compared to $0.8 million for the first three months of fiscal year 2025.
In the first three months of fiscal year 2026, we paid $8.9 million for employee share-based compensation payroll taxes, compared to payments of $2.4 million for employee share-based compensation payroll taxes in the first three months of fiscal year 2025.
Critical Accounting Estimates
Our critical accounting estimates are disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 26, 2025. There have been no significant changes to our policies during the three months ended April 27, 2025.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 1, Organization and Basis of Presentation to our interim unaudited condensed consolidated financial statements.
ITEM 3.Quantitative and Qualitative Disclosures About Market Risk
We are subject to a variety of market risks, including commodity risk and the risks related to foreign currency, interest rates and market performance that are discussed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 26, 2025. Many of the factors that can have an impact on our market risk are external to us, and so we are unable to fully predict them.
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
Foreign Currency Risk
Our foreign operations expose us to the risk of fluctuations in foreign currency exchange rates against our functional currencies and we may economically hedge this risk with foreign currency contracts (such as currency forward contracts). Gains or losses on these balances are generally offset by corresponding losses or gains on the related hedging instruments. As of April 27, 2025, our largest foreign currency exposures were from the Australian Dollar, Canadian Dollar, Euro, Great British Pound, Swedish Krona and Swiss Franc.
We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign exchange rates of 10% for all currencies could be experienced in the near-term. These reasonably possible adverse changes were applied to our total monetary assets and liabilities denominated in currencies other than our functional currency as of the end of our first quarter of fiscal year 2026. The adverse impact these changes would have had (after taking into account balance sheet hedges only) on our income before taxes is $3.5 million for the quarter ended April 27, 2025.
Interest rate and credit risk
We are subject to interest rate risk in connection with the portion of the outstanding debt under our Credit Agreement that bears interest at a variable rate as of April 27, 2025.
In the first quarter of fiscal year 2024, we entered into an interest rate swap agreement with a 2.75 year term to hedge the variability of interest payments on $150.0 million of debt outstanding on the Term Loans at a Term SOFR rate of 3.58%, plus a variable margin and spread based on our consolidated leverage ratio.
Based upon our $21.2 million of unhedged floating-rate outstanding indebtedness as of April 27, 2025, the adverse impact a one percentage point increase in Term SOFR would have on our interest expense is $0.2 million.
Interest rates also affect our return on excess cash and investments. As of April 27, 2025, we had $156.5 million of cash and cash equivalents. A majority of our cash and cash equivalents generate interest income based on prevailing interest rates. Interest income, net of reserves, generated by our investments and cash and cash equivalents was not material in the first quarter of fiscal year 2026. A significant change in interest rates would impact the amount of interest income generated from our cash and investments. It would also impact the market value of our investments.
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

ITEM 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of April 27, 2025.
Changes in Internal Controls
As of April 27, 2025, there were no changes to our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.Legal Proceedings
Information about our material legal proceedings is set forth in Note 11, Commitments and Contingencies to the interim unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report and incorporated by reference herein.
We have elected to disclose environmental proceedings described in Item 103(c)(3)(iii) of Regulation S-K unless we reasonably believe that such proceeding will result in no monetary sanctions, or in monetary sanctions, exclusive of interest and costs, of less than $1,000,000.
ITEM 1A.Risk Factors
Please carefully consider and evaluate all of the information in this Quarterly Report and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 26, 2025. If any of these risks actually occur, our business could be materially harmed. If our business is harmed, the trading price of our common stock could decline.
The risk factors associated with our business have not materially changed as compared to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 26, 2025.
ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchase of Equity Securities
None.
ITEM 3.Defaults Upon Senior Securities
None.
ITEM 4.Mine Safety Disclosures
Not applicable.
ITEM 5.Other Information
Insider Trading Arrangements
During the three months ended April 27, 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, each as defined in Item 408(c) of Regulation S-K.

ITEM 6.Exhibits
Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

Exhibit No.	Description	Location

3.1	Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 26, 2003

3.2	Amended and Restated Bylaws of Semtech Corporation	Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended, October 30, 2022

10.1 *	Separation and General Release Agreement between Semtech Corporation and Mark Russell	Filed herewith

10.2	Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of April 24, 2025, by and among the Company, certain of the Company's domestic subsidiaries party thereto, the lenders party thereto as subsidiary guarantors and JP Morgan Chase Bank, N.A., as administrative agent and issuing bank	Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 28, 2025

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32 is being furnished and shall not be deemed "filed")	Furnished herewith
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended April 27, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income and Loss, (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flow and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended April 27, 2025, formatted in Inline XBRL (included as Exhibit 101).

*Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMTECH CORPORATION
Registrant

Date:	May 29, 2025	/s/ Mark Lin
Mark Lin
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)