Form 10-Q
period 2025-07-27
SEMTECH CORP
filed 2025-08-26
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 27, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Number of shares of common stock, $0.01 par value per share, outstanding at August 22, 2025: 86,773,988

SEMTECH CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JULY 27, 2025

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

PART I - FINANCIAL INFORMATION

ITEM 1.Financial Statements

SEMTECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 27, 2025	July 28, 2024	July 27, 2025	July 28, 2024
Net sales:
Products	$229,691	$185,966	$453,467	$363,455
Services	27,898	29,389	55,182	58,005
Total net sales	257,589	215,355	508,649	421,460
Cost of sales:
Products	108,600	95,368	214,011	186,602
Services	12,670	12,244	24,825	25,242
Amortization of acquired technology	2,214	2,279	4,419	4,560
Total cost of sales	123,484	109,891	243,255	216,404
Gross profit	134,105	105,464	265,394	205,056
Operating expenses, net:
Product development and engineering	48,198	40,084	95,727	81,688
Selling, general and administrative	58,469	55,789	104,916	108,058
Intangible amortization	148	282	295	589
Restructuring	1,491	1,541	2,690	3,810
Goodwill impairment	41,991	—	41,991	—
Total operating expenses, net	150,297	97,696	245,619	194,145
Operating (loss) income	(16,192)	7,768	19,775	10,911
Interest expense	(5,235)	(28,578)	(11,817)	(51,807)
Interest income	529	433	898	975
Loss on extinguishment of debt	—	(144,688)	—	(144,688)
Non-operating expense, net	(1,311)	(1,015)	(4,113)	(615)
Investment impairments and credit loss reserves, net	—	—	—	(1,109)
(Loss) income before taxes and equity method income	(22,209)	(166,080)	4,743	(186,333)
Provision for income taxes	4,793	4,215	13,446	7,171
Net loss before equity method income	(27,002)	(170,295)	(8,703)	(193,504)
Equity method (loss) income	(62)	—	984	50
Net loss	$(27,064)	$(170,295)	$(7,719)	$(193,454)
Loss per share:
Basic	$(0.31)	$(2.61)	$(0.09)	$(2.98)
Diluted	$(0.31)	$(2.61)	$(0.09)	$(2.98)
Weighted-average number of shares used in computing loss per share:
Basic	86,707	65,281	86,574	64,895
Diluted	86,707	65,281	86,574	64,895
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	July 27, 2025	July 28, 2024	July 27, 2025	July 28, 2024
Net loss	$(27,064)	$(170,295)	$(7,719)	$(193,454)
Other comprehensive income, net:
Unrealized loss on foreign currency cash flow hedges, net	—	(51)	—	(174)
Reclassifications of realized loss (gain) on foreign currency cash flow hedges, net, to net loss	—	13	—	(9)
Unrealized gain (loss) on interest rate cash flow hedges, net	595	(6,959)	505	4,641
Reclassifications of realized gain on interest rate cash flow hedges, net, to net loss	(403)	(2,196)	(511)	(4,393)
Reclassifications of realized gain on interest rate swaps termination and prior hedge effectiveness, net of tax	(850)	—	(1,006)	—
Cumulative translation adjustment	901	1,270	3,944	232
Change in defined benefit plans, net	(13)	(17)	(26)	(34)
Other comprehensive income (loss), net	230	(7,940)	2,906	263
Comprehensive loss	$(26,834)	$(178,235)	$(4,813)	$(193,191)
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	July 27, 2025	January 26, 2025
Assets
Current assets:
Cash and cash equivalents	$168,560	$151,743
Accounts receivable, less allowances of $6,240 and $5,248, respectively	153,505	162,523
Inventories	183,295	163,593
Prepaid taxes	12,378	13,532
Other current assets	97,131	94,070
Total current assets	614,869	585,461
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $326,065 and $313,978, respectively	115,644	126,190
Deferred tax assets	36,530	41,125
Goodwill	492,195	533,091
Other intangible assets, net	34,652	33,111
Other assets	111,995	100,286
TOTAL ASSETS	$1,405,885	$1,419,264
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$70,872	$59,239
Accrued liabilities	172,239	178,201
Current portion of long-term debt	—	45,594
Total current liabilities	243,111	283,034
Non-current liabilities:
Deferred tax liabilities	1,019	750
Long-term debt	518,937	505,933
Other long-term liabilities	89,926	87,121

Commitments and contingencies (Note 11)

Stockholders' equity :
Common stock, $0.01 par value, 250,000,000 shares authorized, 99,010,607 issued and 86,771,546 outstanding and 99,010,607 issued and 86,272,439 outstanding, respectively	990	990
Treasury stock, at cost, 12,239,061 shares and 12,738,168 shares, respectively	(501,131)	(520,511)
Additional paid-in capital	1,465,611	1,469,712
Retained deficit	(403,405)	(395,686)
Accumulated other comprehensive loss, net	(9,173)	(12,079)
Total stockholders' equity	552,892	542,426
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,405,885	$1,419,264
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)

	Three Months Ended July 27, 2025
	Common Stock					Accumulated Other Comprehensive Loss, Net
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Deficit		Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at April 27, 2025	86,623,006	$990	$(506,309)	$1,459,878	$(376,341)	$(9,403)	$568,815	$—	$568,815
Net loss	—	—	—	—	(27,064)	—	(27,064)	—	(27,064)
Other comprehensive income	—	—	—	—	—	230	230	—	230
Share-based compensation	—	—	—	13,731	—	—	13,731	—	13,731
Treasury stock reissued to settle share-based awards	148,540	—	5,178	(7,998)	—	—	(2,820)	—	(2,820)
Balance at July 27, 2025	86,771,546	$990	$(501,131)	$1,465,611	$(403,405)	$(9,173)	$552,892	$—	$552,892

	Six Months Ended July 27, 2025
	Common Stock
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss, Net	Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at January 26, 2025	86,272,439	$990	$(520,511)	$1,469,712	$(395,686)	$(12,079)	$542,426	$—	$542,426
Net loss	—	—	—	—	(7,719)	—	(7,719)	—	(7,719)
Other comprehensive income	—	—	—	—	—	2,906	2,906	—	2,906
Share-based compensation	—	—	—	26,968	—	—	26,968	—	26,968
Treasury stock reissued to settle share-based awards	499,107	—	19,380	(31,069)	—	—	(11,689)	—	(11,689)
Balance at July 27, 2025	86,771,546	$990	$(501,131)	$1,465,611	$(403,405)	$(9,173)	$552,892	$—	$552,892
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)
(in thousands, except share data)
(unaudited)

	Three Months Ended July 28, 2024
	Common Stock					Accumulated Other Comprehensive Income (Loss), Net
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Deficit		Stockholders' Deficit	Noncontrolling Interest	Total Deficit
Balance at April 28, 2024	64,594,260	$785	$(552,651)	$490,507	$(256,949)	$5,210	$(313,098)	$—	$(313,098)
Net loss	—	—	—	—	(170,295)	—	(170,295)	—	(170,295)
Other comprehensive loss	—	—	—	—	—	(7,940)	(7,940)	—	(7,940)
Issuance of common stock upon exchange of 2028 Notes (as defined in Note 8)	10,378,431	100	—	333,155	—	—	333,255	—	333,255
Share-based compensation	—	—	—	17,993	—	—	17,993	—	17,993
Treasury stock reissued to settle share-based awards	145,482	—	4,032	(5,384)	—	—	(1,352)	—	(1,352)
Balance at July 28, 2024	75,118,173	$885	$(548,619)	$836,271	$(427,244)	$(2,730)	$(141,437)	$—	$(141,437)

	Six Months Ended July 28, 2024
	Common Stock					Accumulated Other Comprehensive Loss, Net
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Deficit		Stockholders’ Deficit	Noncontrolling Interest	Total Deficit
Balance at January 28, 2024	64,415,861	$785	$(556,888)	$485,452	$(233,790)	$(2,993)	$(307,434)	$184	$(307,250)
Net loss	—	—	—	—	(193,454)	—	(193,454)	—	(193,454)
Other comprehensive income	—	—	—	—	—	263	263	—	263
Distribution to outside interest upon liquidation of a consolidated subsidiary	—	—	—	—	—	—	—	(184)	(184)
Issuance of common stock upon exchange of 2028 Notes (as defined in Note 8)	10,378,431	100	—	333,155	—	—	333,255	—	333,255
Share-based compensation	—	—	—	29,475	—	—	29,475	—	29,475
Treasury stock reissued to settle share-based awards	323,881	—	8,269	(11,811)	—	—	(3,542)	—	(3,542)
Balance at July 28, 2024	75,118,173	$885	$(548,619)	$836,271	$(427,244)	$(2,730)	$(141,437)	$—	$(141,437)
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	July 27, 2025	July 28, 2024
Cash flows from operating activities:
Net loss	$(7,719)	$(193,454)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	20,504	23,071
Amortization of right-of-use assets	2,702	3,189
Investment impairments and credit loss reserves, net	—	1,109
Goodwill impairment	41,991	—
Accretion of deferred financing costs	2,525	4,758
Write-off of deferred financing costs	516	5,497
Loss on extinguishment of debt	—	143,467
Interest rate swap termination	(729)	—
Deferred income taxes	4,848	(934)
Share-based compensation	24,132	32,372
Loss on disposition of business operations and assets	42	91
Equity method income	(984)	(50)
Gain from sale of investments	—	(277)
Corporate-owned life insurance, net	1,389	1,670
Changes in assets and liabilities:
Accounts receivable, net	9,218	(18,701)
Inventories	(19,628)	(11,031)
Other assets	(2,770)	3,705
Accounts payable	11,225	31,084
Accrued liabilities	(11,440)	(26,660)
Other liabilities	(3,603)	(3,990)
Net cash provided by (used in) operating activities	72,219	(5,084)
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	3	73
Purchase of property, plant and equipment	(4,534)	(4,745)
Proceeds from sale of investments	536	2,650
Purchase of investments	—	(434)
Purchase of intangibles	(2,779)	(5,018)
Proceeds from corporate-owned life insurance	—	4,802
Premiums paid for corporate-owned life insurance	(3,428)	—
Net cash used in investing activities	(10,202)	(2,672)
Cash flows from financing activities:
Payments of term loans	(35,000)	—
Proceeds from interest rate swap termination	237	—
Deferred financing costs	(564)	(824)
Payments for employee share-based compensation payroll taxes	(12,191)	(4,185)
Proceeds from exercise of stock options	500	643
Distributions to noncontrolling interest	—	(184)
Net cash used in financing activities	(47,018)	(4,550)
Effect of foreign exchange rate changes on cash and cash equivalents	1,818	(351)
Net increase (decrease) in cash and cash equivalents	16,817	(12,657)
Cash and cash equivalents at beginning of period	151,743	128,585
Cash and cash equivalents at end of period	$168,560	$115,928

SEMTECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)
(unaudited)

	Six Months Ended
	July 27, 2025	July 28, 2024
Supplemental disclosure of cash flow information:
Interest paid	$10,035	$42,352
Income taxes paid	$3,996	$3,809
Non-cash investing and financing activities:
Accounts payable related to capital expenditures	$507	$269
Accrued deferred financing costs	$—	$383
Accrued purchases of intangibles	$3,652	$—
Debt extinguished in exchange for common stock	$—	$188,050
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
Basis of Presentation
The Company reports results on the basis of 52 and 53-week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in the fourth quarter of 53-week years. The second quarter of fiscal years 2026 and 2025 each consisted of 13 weeks.
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

Note 2: Loss per Share
The computation of basic and diluted loss per share was as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	July 27, 2025	July 28, 2024	July 27, 2025	July 28, 2024
Net loss	$(27,064)	$(170,295)	$(7,719)	$(193,454)

Weighted-average shares outstanding–basic	86,707	65,281	86,574	64,895
Weighted-average shares outstanding–diluted	86,707	65,281	86,574	64,895

Loss per share:
Basic	$(0.31)	$(2.61)	$(0.09)	$(2.98)
Diluted	$(0.31)	$(2.61)	$(0.09)	$(2.98)

Anti-dilutive shares not included in the above calculations:
Share-based compensation	1,777	911	1,667	888
Warrants	8,573	8,573	8,573	8,573
Total anti-dilutive shares	10,350	9,484	10,240	9,461
Basic earnings or loss per share is computed by dividing net income or loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the reporting period. Diluted earnings or loss per share incorporates the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of non-qualified stock options and the vesting of restricted stock units, market-condition restricted stock units and financial metric-based restricted stock units if certain conditions have been met, but excludes such incremental shares that would have an anti-dilutive effect. Due to the Company's net loss for the three and six months ended July 27, 2025 and July 28, 2024, all shares underlying stock options and restricted stock units were considered anti-dilutive.
Any dilutive effect of the 2027 Notes and 2028 Notes (as defined in Note 8, Long-Term Debt) is calculated using the if-converted method. For the three and six months ended July 27, 2025 and July 28, 2024, the 2027 Notes and 2028 Notes were excluded from diluted shares outstanding due to net loss in such reporting periods.
Any dilutive effect of the Warrants (as defined in Note 8, Long-Term Debt) is calculated using the treasury-stock method. For the three and six months ended July 27, 2025 and July 28, 2024, the Warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of the Company's common stock for the reporting periods and due to net loss in such reporting periods.

Note 3: Share-Based Compensation
Financial Statement Effects and Presentation
Pre-tax share-based compensation was included in the Statements of Operations as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 27, 2025	July 28, 2024	July 27, 2025	July 28, 2024
Cost of sales	$603	$714	$1,308	$1,396
Product development and engineering	3,424	3,442	7,169	6,603
Selling, general and administrative	13,270	12,982	15,655	24,373
Total share-based compensation	$17,297	$17,138	$24,132	$32,372
Restricted Stock Units, Employees
The Company grants restricted stock units to certain employees of which a portion are expected to be settled with shares of the Company's common stock and a portion are expected to be settled in cash. The restricted stock units that are to be settled with shares are accounted for as equity. The grant date for these awards is equal to the measurement date and they are valued as of the measurement date, based on the fair value of the Company's common stock at the grant date, and recognized as share-based compensation expense over the requisite vesting period (typically between 1 and 4 years). The restricted stock units that are to be settled in cash are accounted for as liabilities and the value of the awards is re-measured at the end of each reporting period until settlement at the end of the requisite vesting period (typically 3 years). In the six months ended July 27, 2025, the Company granted to certain employees 503,657 restricted stock units that settle in shares with a weighted-average grant date fair value of $36.06.
Restricted Stock Units, Non-Employee Directors
The Company maintains a compensation program pursuant to which restricted stock units are granted to the Company's directors who are not employed by the Company or any of its subsidiaries. Under the Company's director compensation program in effect prior to the Company's 2025 annual meeting of stockholders, a portion of the restricted stock units granted under the program would be settled in cash and a portion would be settled in shares of the Company's common stock. Restricted stock units granted under the program in connection with and following the Company's 2025 annual meeting of stockholders will be settled in shares of the Company's common stock. Restricted stock units awarded under the program are generally scheduled to vest on the earlier of (i) one year after the grant date or (ii) the day immediately preceding the first annual meeting of the Company's stockholders following the grant. Restricted stock units awarded under the program that are to be settled in cash will, subject to vesting, be settled when the director who received the award separates from service. Restricted stock units awarded under the program that are to be settled in shares of stock will, subject to vesting, be settled promptly following vesting; provided that a director may elect to defer the settlement date to the director's separation from service pursuant to the Company's Director Deferred Compensation Plan. In the six months ended July 27, 2025, the Company granted to certain non-employee directors 42,568 restricted stock units that settle in shares with a weighted-average grant date fair value of $37.58.
The restricted stock units that are to be settled in cash are accounted for as liabilities. These awards are not typically settled until a non-employee director's separation from service. The value of both the unvested and vested but unsettled awards are re-measured at the end of each reporting period until settlement. In the six months ended July 27, 2025, $4.1 million was paid to settle the vesting of 73,244 cash-settled restricted stock unit awards upon the separation of service of two former directors. As of July 27, 2025, the total number of vested, but unsettled, shares subject to cash-settled restricted stock unit awards was 133,457 and the liability associated with these awards was $7.4 million, of which $2.5 million was included in "Accrued liabilities" in the Balance Sheets relating to a previous non-employee director currently serving a short-term non-employee consultancy for the Company. The remaining $4.9 million was included in "Other long-term liabilities" in the Balance Sheets as of July 27, 2025. As of January 26, 2025, the total number of vested, but unsettled, shares subject to cash-settled restricted stock unit awards was 206,701 and the liability associated with these awards was $14.5 million, of which $8.3 million was included in "Accrued liabilities" in the Balance Sheets relating to two previous non-employee directors serving short-term non-employee consultancies for the Company and one former non-employee director who separated from service. The remaining $6.2 million was included in "Other long-term liabilities" in the Balance Sheets as of January 26, 2025.
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
In the six months ended July 27, 2025, the Company granted 357,441 Performance Awards. The weighted-average grant-date fair values for each of the one, two and three-year performance periods over which the Performance Awards vest were $32.83, $32.83 and $41.67, respectively. Under the terms of these awards, assuming the highest performance level of 200% with no cancellations due to forfeitures, the maximum potential number of shares that can be earned in aggregate for the cumulative fiscal years 2026, 2027 and 2028 performance periods would be 714,882 shares. In the six months ended July 27, 2025, 27,073 Performance Awards were forfeited due to the terminations of certain officers.

Note 4: Available-for-sale securities
The following table summarizes the values of the Company's available-for-sale securities:

	July 27, 2025			January 26, 2025
(in thousands)	Fair Value	Amortized Cost	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Loss
Convertible debt investments	$12,715	$14,725	$(2,010)	$12,715	$14,725	$(2,010)
Total available-for-sale securities	$12,715	$14,725	$(2,010)	$12,715	$14,725	$(2,010)
The Company's available-for-sale securities, all of which mature within one year, consist of investments in convertible debt instruments issued by privately-held companies and are recorded at fair value. See Note 5, Fair Value Measurements, for further discussion of the valuation of the available-for-sale securities. The available-for-sale securities with maturities within one year are included in "Other current assets". Unrealized gains or losses, net of tax, are recorded in "Accumulated other comprehensive loss, net" in the Balance Sheets, and realized gains or losses, as well as current expected credit loss reserves were recorded in "Non-operating expense, net" in the Statements of Operations.

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

	July 27, 2025				January 26, 2025
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swap agreement	$205	$—	$205	$—	$745	$—	$745	$—
Convertible debt investments	12,715	—	—	12,715	12,715	—	—	12,715
Total financial assets	$12,920	$—	$205	$12,715	$13,460	$—	$745	$12,715
During the six months ended July 27, 2025, the Company had no transfers of financial assets between Level 1, Level 2 or Level 3. As of July 27, 2025 and January 26, 2025, the Company had not elected the fair value option for any financial assets for which such an election would have been permitted.
The convertible debt investments are valued utilizing a combination of estimates that are based on the estimated discounted cash flows associated with the debt and the fair value of the equity into which the debt may be converted, all of which are Level 3 inputs.
There were no changes in convertible debt investments in the six months ended July 27, 2025.
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

The following table displays the carrying values and fair values of the 2027 Notes and 2028 Notes:

		July 27, 2025		January 26, 2025
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
1.625% convertible senior notes due 2027, net (1)	Level 2	$314,178	$496,274	$312,973	$647,943
4.00% convertible senior notes due 2028, net (2)	Level 2	60,566	163,726	60,352	225,771
Total long-term debt, net of debt issuance costs		$374,744	$660,000	$373,325	$873,714
(1) The 1.625% convertible senior notes due 2027, net, are reflected net of $5.3 million and $6.5 million of unamortized debt issuance costs as of July 27, 2025 and January 26, 2025, respectively.
(2) The 4.00% convertible senior notes due 2028, net, are reflected net of $1.4 million and $1.6 million of unamortized debt issuance costs as of July 27, 2025 and January 26, 2025, respectively.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company reduces the carrying amounts of its intangible assets, long-lived assets and non-marketable equity securities to fair value when it determines they are impaired.
Investment Impairments and Credit Loss Reserves
The total credit loss reserve for the Company's held-to-maturity debt securities and available-for-sale debt securities remained flat at $4.5 million as of July 27, 2025 and January 26, 2025. Credit loss reserves related to the Company's available-for-sale debt securities and held-to-maturity debt securities with maturities within one year are included in "Other current assets" in the Balance Sheets.

Note 6: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

(in thousands)	July 27, 2025	January 26, 2025
Raw materials and electronic components	$40,049	$46,333
Work in progress	100,994	87,896
Finished goods	42,252	29,364
Total inventories	$183,295	$163,593

Note 7: Goodwill and Intangible Assets
Goodwill
The following table summarizes goodwill by applicable operating segments:

	Balance as of July 27, 2025			Balance as of January 26, 2025
(in thousands)	Goodwill	Accumulated Impairment Losses	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value
Signal Integrity	$267,205	$—	$267,205	$267,205	$—	$267,205
Analog Mixed Signal and Wireless	83,101	—	83,101	83,101	—	83,101
IoT Systems and Connectivity	946,991	(805,102)	141,889	945,896	(763,111)	182,785
Total goodwill	$1,297,297	$(805,102)	$492,195	$1,296,202	$(763,111)	$533,091
The following table summarizes the change in goodwill by applicable operating segments:

(in thousands)	Signal Integrity	Analog Mixed Signal and Wireless	IoT Systems and Connectivity	Total
Balance at January 26, 2025	$267,205	$83,101	$182,785	$533,091
Cumulative translation adjustment	—	—	1,095	1,095
Impairment	—	—	(41,991)	(41,991)
Balance at July 27, 2025	$267,205	$83,101	$141,889	$492,195
During the second quarter of fiscal year 2026, as a result of reduced earnings forecasts of the IoT Connected Services reporting unit, the Company performed an interim impairment test using a quantitative assessment of the IoT Connected Services reporting unit, included in the IoT Systems and Connectivity operating segment. The interim impairment test resulted in $42.0 million of total pre-tax non-cash goodwill impairment charges for the IoT Connected Services reporting unit recorded in the Statements of Operations during the second quarter of fiscal year 2026. The fair value of the reporting unit was determined based on a discounted cash flow model (an income approach) and earnings multiples (a market approach). Significant inputs to the reporting unit fair value measurements included forecasted cash flows, discount rates, terminal growth rates and earnings multiples, which were determined by management estimates and assumptions. The reporting unit fair value measurement is classified as Level 3 in the fair value hierarchy because it involves significant unobservable inputs.
Goodwill is not amortized, but is tested for impairment at the reporting unit level using either a qualitative or quantitative assessment on an annual basis during the fourth quarter of each fiscal year, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. As of July 27, 2025, with the exception of the goodwill impairment recorded to the IoT Connected Services reporting unit discussed above, there was no indication of impairment of the Company's goodwill balances for any of the other reporting units in the IoT Systems and Connectivity operating segment or in any of the other operating segments.

Purchased and Other Intangibles
The following table sets forth the Company's finite-lived intangible assets, which are amortized over their estimated useful lives:

		July 27, 2025
(in thousands, except estimated useful life)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Core technologies	1-8 years	$155,694	$(49,200)	$(91,792)	$14,702
Customer relationships	1-10 years	52,585	(14,371)	(34,777)	3,437
Trade name	2-10 years	9,000	(3,191)	(4,816)	993
Capitalized development costs	3-7 years	3,513	(603)	—	2,910
Software licenses	7-10 years	3,740	(120)	—	3,620
Total finite-lived intangible assets		$224,532	$(67,485)	$(131,385)	$25,662

		January 26, 2025
(in thousands, except estimated useful life)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Core technologies	1-8 years	$154,728	$(44,014)	$(91,792)	$18,922
Customer relationships	1-10 years	51,781	(13,394)	(34,777)	3,610
Trade name	2-10 years	9,000	(3,125)	(4,816)	1,059
Capitalized development costs	3 years	1,368	(278)	—	1,090
Software licenses	7 years	200	(14)	—	186
Total finite-lived intangible assets		$217,077	$(60,825)	$(131,385)	$24,867
Amortization expense of finite-lived intangible assets was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 27, 2025	July 28, 2024	July 27, 2025	July 28, 2024
Core technologies	$2,214	$2,279	$4,419	$4,560
Customer relationships	115	114	229	228
Trade name	33	168	66	361
Capitalized development costs	198	49	325	49
Software licenses	96	—	106	—
Total amortization expense	$2,656	$2,610	$5,145	$5,198
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

Future amortization expense of finite-lived intangible assets is expected as follows:

(in thousands)	Core Technologies	Customer Relationships	Trade Name	Capitalized Development Costs	Software Licenses	Total
2026 (remaining six months)	$4,217	$230	$66	$396	$192	$5,101
2027	3,756	461	133	792	384	5,526
2028	3,599	461	133	515	384	5,092
2029	3,130	461	133	284	384	4,392
2030	—	461	133	284	384	1,262
Thereafter	—	1,363	395	639	1,892	4,289
Total expected amortization expense	$14,702	$3,437	$993	$2,910	$3,620	$25,662
Also in "Other intangible assets, net" in the Balance Sheets, are finite-lived intangible assets to be amortized upon placement in service. The following table sets forth the Company's finite-lived intangible assets not yet placed in service:

(in thousands)	Capitalized Development Costs	Software Licenses	Total
Balance at January 26, 2025	$2,104	$6,140	$8,244
Additions	1,481	4,950	6,431
Placed in service	(2,145)	(3,540)	(5,685)
Balance at July 27, 2025	$1,440	$7,550	$8,990

Note 8: Long-Term Debt
Long-term debt and the current period interest rates were as follows:

(in thousands, except percentages)	July 27, 2025	January 26, 2025
Revolving loans	$—	$—
Term loans	146,212	181,212
1.625% convertible senior notes due 2027	319,500	319,500
4.00% convertible senior notes due 2028	61,950	61,950
Total debt	$527,662	$562,662
Current portion, net	$—	$(45,594)
Debt issuance costs	(8,725)	(11,135)
Total long-term debt, net of debt issuance costs	$518,937	$505,933
Weighted-average effective interest rate (1)	3.32%	4.10%
(1) The revolving loans and Term Loans (as defined below) bear interest at variable rates based on Adjusted Term SOFR or a Base Rate (as defined in the Credit Agreement), at the Company’s option, plus an applicable margin that varies based on the Company's consolidated leverage ratio. In the first quarter of fiscal year 2024, the Company entered into an interest rate swap agreement with a 2.75 year term to hedge the variability of interest payments on $150.0 million of debt outstanding on the Term Loans at a fixed Term SOFR rate of 3.58%, plus a variable margin and spread based on the Company’s consolidated leverage ratio. As of July 27, 2025, the effective interest rate was a weighted-average rate that represented (a) interest on $75.0 million of the debt outstanding on the Term Loans at a fixed SOFR rate of 3.58% plus a margin and spread of 1.85% (total fixed rate of 5.43%), (b) interest on the remaining debt outstanding on the Term Loans at a floating SOFR rate of 4.33% plus a margin and spread of 1.85% (total floating rate of 6.18%), (c) interest on the 2027 Notes outstanding at a fixed rate of 1.625%, and (d) interest on the 2028 Notes outstanding at a fixed rate of 4.00%. As of January 26, 2025, the effective interest rate was a weighted average-rate that represented (a) interest on $150.0 million of the debt outstanding on the Term Loans at a fixed SOFR rate of 3.58% plus a margin and spread of 3.85% (total fixed rate of 7.43%), (b) interest on the remaining debt outstanding on the Term Loans at a floating SOFR rate of 4.36% plus a margin and spread of 3.85% (total floating rate of 8.21%),(c) interest on the 2027 Notes outstanding at a fixed rate of 1.625%, and (d) interest on the 2028 Notes outstanding at a fixed rate of 4.00%.
Credit Agreement
On November 7, 2019, we, with certain of our domestic subsidiaries as guarantors, entered into a credit agreement with the lenders party thereto and HSBC Bank USA, National Association ("HSBC Bank"), as administrative agent, swing line lender and letter of credit issuer. On September 26, 2022 (the "Third Restatement Effective Date"), the Company entered into a third amended and restated credit agreement (as amended, restated, supplemented or otherwise modified from time to time, the "Credit Agreement") with the lenders party thereto, HSBC Bank, as resigning administrative agent, and JPMorgan Chase Bank, N.A. ("JPM"), as successor administrative agent, swing line lender and letter of credit issuer. The restated Credit Agreement, which was entered into substantially concurrently with the completion of the acquisition of Sierra Wireless, Inc. on January 12, 2023 (the "Sierra Wireless Acquisition") was entered into to, among other things, (i) extend the maturity date of $405.0 million of the $600.0 million in aggregate principal amount of revolving commitments thereunder from November 7, 2024 to January 12, 2028, (ii) provide for incurrence by the Company on January 12, 2023 of term loans in an aggregate principal amount of $895.0 million, which was used to fund a portion of the cash consideration for the Sierra Wireless Acquisition, (iii) provide for JPM to succeed HSBC Bank as administrative agent and collateral agent under the Credit Agreement on January 12, 2023, (iv) modify the maximum consolidated leverage covenant as set forth in the Credit Agreement, (v) replace LIBOR with adjusted term SOFR and (vi) make certain other changes as set forth in the restated Credit Agreement, including changes consequential to the incorporation of the Term Loan Facility.
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
In fiscal year 2025, the Company repaid the outstanding amount of $68.3 million on the Revolving Credit Facility which matured on November 7, 2024 by borrowing against the remaining Revolving Credit Facility scheduled to mature on January 12, 2028. In fiscal year 2025, the Company repaid an additional $215.0 million on the Revolving Credit Facility and repaid $441.4 million on the Term Loans.
In the first quarter of fiscal year 2026, the Company made an early repayment of $10.0 million on the Term Loans. In the second quarter of fiscal year 2026, the Company made early repayments of $25.0 million on the Term Loans.
As of July 27, 2025, the Company had $146.2 million outstanding under the Term Loans and no revolving loans outstanding under the Revolving Credit Facility, which had available undrawn borrowing capacity of $451.6 million, subject to net leverage limitations and customary conditions precedent, including the accuracy of representations and warranties and the absence of defaults.

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
Compliance with the leverage and interest expense coverage financial covenants is measured quarterly based upon the Company's performance over the most recent four quarters, and compliance with the liquidity covenant is measured as of the last day of each monthly accounting period. As of July 27, 2025, the Company was in compliance with the financial covenants in the Credit Agreement.
The Credit Agreement also contains customary provisions pertaining to events of default. If any event of default occurs, the obligations under the Credit Agreement may be declared due and payable, terminated upon written notice to us and existing letters of credit may be required to be cash collateralized.
In the first quarter of fiscal year 2024, the Company entered into an interest rate swap agreement with a 2.75 year term to hedge the variability of interest payments on $150.0 million of debt outstanding on the Term Loans at a Term SOFR rate of 3.58%, plus a variable margin and spread based on the Company's consolidated leverage ratio. This interest rate swap agreement was partially terminated in the second quarter of fiscal year 2026 and, as of July 27, 2025, hedges the variability of interest payments on $75.0 million of debt outstanding on the Term Loans.

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
Convertible Senior Notes Due 2027
On October 12, 2022 and October 21, 2022, the Company issued and sold $300.0 million and $19.5 million, respectively, in aggregate principal amount of 1.625% Convertible Senior Notes due 2027 (the "2027 Notes") in a private placement. The 2027 Notes were issued pursuant to an indenture, dated October 12, 2022, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (the "2027 Indenture"). The 2027 Notes are jointly and severally and fully and unconditionally guaranteed by each of the Company's current and future direct and indirect wholly-owned domestic subsidiaries that guarantee its borrowings under its Credit Agreement. The 2027 Notes bear interest at a rate of 1.625% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2023. The 2027 Notes will mature on November 1, 2027, unless earlier converted, redeemed or repurchased. As of July 27, 2025, $319.5 million of the 2027 Notes remained outstanding.
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
Prior to the close of business on the business day immediately preceding July 1, 2027, the 2027 Notes are convertible at the option of the holders thereof only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ended on January 29, 2023 (and only during such fiscal quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which, for each trading day of that period, the Trading Price (as defined in the 2027 Indenture), as determined following a request by a holder of the 2027 Notes in accordance with the procedures described in the 2027 Indenture, per $1,000 principal amount of the 2027 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; (3) if the Company calls such 2027 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2027 Notes called (or deemed called as provided in the 2027 Indenture) for redemption; or (4) upon the occurrence of specified corporate events described in the 2027 Indenture. As of July 27, 2025, none of the conditions allowing holders of the 2027 Notes to convert had been met. On or after July 1, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2027 Notes, holders of the 2027 Notes may convert all or a portion of their 2027 Notes, regardless of the foregoing conditions. Upon conversion, the 2027 Notes will be settled in cash up to the aggregate principal amount of the 2027 Notes to be converted, and in cash, shares of the Company's common stock or any combination thereof, at the Company's option, in respect of the remainder, if any, of the Company's conversion obligation in excess of the aggregate principal amount of the 2027 Notes being converted.
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
Convertible Senior Notes Due 2028
On October 26, 2023, the Company issued and sold $250.0 million in aggregate principal amount of 4.00% Convertible Senior Notes due 2028 (the "2028 Notes") in a private placement. The 2028 Notes were issued pursuant to an indenture, dated October 26, 2023, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (the "2028 Indenture"). The 2028 Notes are jointly and severally and fully and unconditionally guaranteed by each of the Company's current and future direct and indirect wholly-owned domestic subsidiaries that guarantee its borrowings under its Credit Agreement. The 2028 Notes bear interest at a rate of 4.00% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2024. The 2028 Notes will mature on November 1, 2028, unless earlier converted, redeemed or repurchased. As of July 27, 2025, approximately $62.0 million of the 2028 Notes remained outstanding.
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

Prior to the close of business on the business day immediately preceding August 1, 2028, the 2028 Notes will be convertible at the option of the holders thereof only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ended on January 28, 2024 (and only during such fiscal quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which, for each trading day of that period, the Trading Price (as defined in the 2028 Indenture), as determined following a request by a holder of the 2028 Notes in accordance with the procedures described in the Indenture, per $1,000 principal amount of the 2028 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; (3) if the Company calls such 2028 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2028 Notes called (or deemed called as provided in the 2028 Indenture) for redemption; or (4) upon the occurrence of specified corporate events described in the 2028 Indenture. As of July 27, 2025, one of the conditions allowing the holders of the 2028 Notes to convert had been met. The trading price of the Company's common stock remained above 130% of the applicable $20.37 conversion price for at least 20 trading days during the 30 consecutive-trading day period ending on, and including July 25, 2025 (the last trading day of the fiscal quarter ended July 27, 2025) resulting in the right of the holders of the 2028 Notes to convert the 2028 Notes beginning July 28, 2025 through October 24, 2025 (the last trading day of the fiscal quarter ending October 26, 2025). Should the holders of the 2028 Notes elect to convert some or all of the 2028 Notes, the Company intends to draw on its Revolving Credit Facility to settle the obligation.
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

Interest Expense
Interest expense was comprised of the following components for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands)	July 27, 2025	July 28, 2024	July 27, 2025	July 28, 2024
Contractual interest	$4,734	$23,502	$10,174	$47,147
Amortization of deferred financing costs	1,271	2,379	2,525	4,758
Write-off of deferred financing costs	364	5,497	516	5,497
Interest swap agreement	(87)	(2,800)	(195)	(5,595)
Interest rate swap termination	(1,047)	—	(1,203)	—
Total interest expense	$5,235	$28,578	$11,817	$51,807
As of July 27, 2025 and January 26, 2025, there was $3.4 million and $2.9 million, respectively, outstanding under the letters of credit under the Revolving Credit Facility.

Note 9: Income Taxes
The Company's effective tax rate differs from the statutory federal income tax rate of 21% primarily due to the regional mix of income, changes in valuation allowance, research and development ("R&D") tax credits and impact of global intangible low-taxed income ("GILTI"). The Tax Cuts and Jobs Act ("TCJA") requires R&D costs incurred for tax years beginning after December 31, 2021 to be capitalized and amortized ratably over five or fifteen years for tax purposes, depending on where the research activities are conducted. The Company has elected to treat GILTI as a period cost and the additional capitalization of foreign R&D costs within GILTI increases the Company's provision for income taxes. On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law in the U.S. The OBBBA modifies certain elements of the TCJA, including permanently changing the limitation on the deduction of business interest expense, as well as making permanent the immediate deduction for domestic R&D expenses. The remaining provisions of the OBBBA have multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. This legislation may be subject to further clarification and the issuance of interpretive guidance; however, the remaining provisions of the OBBBA are not expected to have a material effect on the Company’s consolidated financial statements.
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (before the federal impact of state items) is as follows:

(in thousands)
Balance at January 26, 2025	$20,966
Additions based on tax positions related to the current fiscal year	773
Additions based on tax positions related to prior fiscal years	236
Balance at July 27, 2025	$21,975
Included in the balance of gross unrecognized tax benefits at July 27, 2025 and January 26, 2025 are $5.3 million and $4.8 million, respectively, of net tax benefits (after the federal impact of state items), that, if recognized, would impact the effective tax rate, prior to consideration of any required valuation allowance. The Company does not anticipate any events to occur during the next twelve months that would materially reduce the unrealized tax benefit as currently stated in the Company's condensed consolidated balance sheets.
The liability for UTP is reflected in the Balance Sheets as follows:

(in thousands)	July 27, 2025	January 26, 2025
Deferred tax assets - non-current	$14,729	$14,255
Other long-term liabilities	5,305	4,775
Total accrued taxes	$20,034	$19,030
The Company's policy is to include net interest and penalties related to unrecognized tax benefits in the "Provision (benefit) for income taxes" in the Statements of Operations.
Tax years prior to 2020 (the Company's fiscal year 2021) are generally not subject to examination by the U.S. Internal Revenue Service ("IRS") except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. The Company's fiscal year 2023 federal income tax return is currently in the preliminary stages of examination by the IRS, and any potential material adjustments are unknown at this time. For state returns in the U.S., the Company is generally not subject to income tax examinations for calendar years prior to 2019 (the Company's fiscal year 2020). The Company has a significant tax presence in Switzerland for which Swiss tax filings have been examined through fiscal year 2020. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates. The Company believes that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If any issues addressed in the Company's tax examinations are resolved in a manner not consistent with the Company's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

The Company's regional income or loss before taxes and equity method income or loss was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 27, 2025	July 28, 2024	July 27, 2025	July 28, 2024
Domestic	$(21,994)	$(170,591)	$(10,143)	$(189,460)
Foreign	(215)	4,511	14,886	3,127
Total	$(22,209)	$(166,080)	$4,743	$(186,333)

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
The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 27, 2025	July 28, 2024	July 27, 2025	July 28, 2024
Operating lease cost	$1,806	$1,807	$3,575	$3,697
Short-term lease cost	25	19	42	163
Sublease income	(132)	(140)	(259)	(296)
Total lease cost	$1,699	$1,686	$3,358	$3,564
Supplemental cash flow information related to leases was as follows:

	Six Months Ended
(in thousands)	July 27, 2025	July 28, 2024
Cash paid for amounts included in the measurement of lease liabilities	$3,954	$4,035
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,277	$2,428

July 27, 2025
Weighted-average remaining lease term–operating leases (in years)	4.6
Weighted-average discount rate on remaining lease payments–operating leases	6.9%
Supplemental balance sheet information related to leases was as follows:

(in thousands)	July 27, 2025	January 26, 2025
Operating lease right-of-use assets in "Other assets"	$23,372	$21,729

Operating lease liabilities in "Accrued liabilities"	$6,611	$6,006
Operating lease liabilities in "Other long-term liabilities"	20,402	18,502
Total operating lease liabilities	$27,013	$24,508
Maturities of lease liabilities as of July 27, 2025 are as follows:

(in thousands)
Fiscal Year Ending:
2026 (remaining six months)	$3,979
2027	7,854
2028	6,675
2029	5,354
2030	3,418
Thereafter	4,429
Total lease payments	31,709
Less: imputed interest	(4,696)
Total	$27,013

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
On February 20, 2025, February 25, 2025 and March 7, 2025, three Company stockholders filed separate, but substantively identical, putative class action complaints against the Company and certain of its current officers, Hong Q. Hou and Mark Lin, in the U.S. District Court for the Central District of California on behalf of persons and entities that purchased or otherwise acquired Company securities between August 27, 2024 and February 7, 2025. On June 9, 2025, the court entered an order consolidating the three actions (the "Securities Action"), appointing Luis Collazos as Lead Plaintiff, and Block & Leviton, LLP as Lead Counsel. On July 14, 2025, Lead Plaintiff filed a consolidated putative class action complaint (the "Consolidated Complaint") against the Company, Hou and Lin, on behalf of persons and entities that purchased or otherwise acquired Company securities between October 10, 2024 and February 7, 2025. The Consolidated Complaint asserts Exchange Act violations related to the Company’s disclosure surrounding its CopperEdgeTM products. Lead Plaintiff seeks compensatory damages and other relief. The Company, Hou and Lin filed a motion to dismiss the Consolidated Complaint on August 11, 2025. At this stage, the Company is unable to form a conclusion as to the likelihood of an unfavorable outcome or an estimate of the amount or range of any possible loss resulting from the alleged claims.
On May 9, 2025 and August 12, 2025, other Company stockholders filed separate derivative actions in the U.S. District Court for the Central District of California against certain of the Company's directors and officers. On June 6, 2025, a third separate derivative action was filed in the Superior Court of the State of California for the County of Ventura against certain of the Company's directors and officers, (together with the complaints filed in federal court, the "Derivative Actions"). The Derivative
Actions assert breach of fiduciary duty and other claims based on factual allegations similar to those raised in the Securities Action. The plaintiffs in the Derivative Actions seek damages payable to the Company and declaratory, injunctive and other relief.
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
The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based on the latest determinations by the RWQCB and the most recent actions taken pursuant to the remedial action plan, the Company estimates the total range of probable loss to be between $7.9 million and $9.4 million. To date, the Company has made $7.8 million in payments towards the remedial action plan. As of July 27, 2025, the estimated range of probable loss remaining was between $0.1 million and $1.6 million. Given the uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss. Therefore, the Company has recorded the minimum amount of probable loss and as of July 27, 2025, has a remaining accrual of $0.1 million related to this matter. These estimates could change as a result of changes in planned remedial actions, further actions from the regulatory agency, remediation technology, and other factors.
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
The Company's liability for the deferred compensation plan is presented below:

(in thousands)	July 27, 2025	January 26, 2025
Accrued liabilities	$2,940	$2,930
Other long-term liabilities	40,859	36,381
Total deferred compensation liabilities under this plan	$43,799	$39,311
The Company has purchased whole life insurance on the lives of certain current deferred compensation plan participants. This corporate-owned life insurance is held in a grantor trust and is intended to cover a majority of the Company's costs of the deferred compensation plan.
The cash surrender value of the corporate-owned life insurance was $43.5 million and $34.9 million as of July 27, 2025 and January 26, 2025, respectively, and is included in "Other assets" in the Balance Sheets.

Note 12: Restructuring
From time to time, the Company takes steps to realign the business to focus on high-growth areas, provide customer value and make the Company more efficient. As a result, the Company has re-aligned resources and infrastructure, which resulted in restructuring charges related to one-time employee termination benefits of $1.5 million and $2.7 million in the three and six months ended July 27, 2025, compared to restructuring charges of $1.5 million and $3.8 million in the three and six months ended July 28, 2024, which resulted from the realization of synergies of the Sierra Wireless Acquisition. Restructuring related liabilities are included in "Accrued liabilities" in the Balance Sheets and restructuring charges were included in "Restructuring" in the Statements of Operations.
Restructuring activity is summarized as follows:

(in thousands)	One-time employee termination benefits	Other restructuring	Total
Balance at January 26, 2025	$787	$—	$787
Charges	2,669	21	2,690
Cash payments	(2,957)	(21)	(2,978)
Balance at July 27, 2025	$499	$—	$499

Note 13: Concentration of Risk
The following significant customers accounted for at least 10% of the Company's net sales in one or more of the periods indicated:

	Three Months Ended		Six Months Ended
(percentage of net sales) (1)	July 27, 2025	July 28, 2024	July 27, 2025	July 28, 2024
Customer A	15%	13%	12%	13%
Customer B	*	10%	*	10%
(1) In each period with an asterisk, the customer represented less than 10% of the Company's net sales.
The following table shows the customers that have an outstanding receivable balance that represents at least 10% of the Company's total net receivables as of one or more of the dates indicated:

(percentage of net receivables) (1)	July 27, 2025	January 26, 2025
Customer A	*	12%
Customer B	12%	*
Customer C	11%	12%
(1) In each period with an asterisk, the customer represented less than 10% of the Company's total net receivables.
Outside Subcontractors and Suppliers
The Company relies on a limited number of third-party subcontractors and suppliers for the supply of silicon wafers, chipsets and other electronic components, and for product manufacturing, packaging, testing and certain other tasks. Disruption or termination of supply sources or subcontractors have delayed and could in the future delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. A significant amount of the Company's third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in the U.S., China, Israel, Japan, Taiwan and Vietnam. A significant amount of the Company's assembly and test operations are conducted by third-party contractors in China, Malaysia, Taiwan and Vietnam.

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
Net sales and gross profit by reportable segment were as follows:

	Three Months Ended July 27, 2025
(in thousands)	Signal Integrity	Analog Mixed Signal and Wireless	Total Semiconductor Products	IoT Systems and Connectivity	Unallocated(1)	Total
Net sales	$76,758	$92,042	$168,800	$88,789	$—	$257,589
Segment cost of sales	28,899	37,482	66,381	53,735	3,368	123,484
Segment gross profit	$47,859	$54,560	$102,419	$35,054	$(3,368)	$134,105

Segment gross margin	62.4%	59.3%	60.7%	39.5%	NM(2)
Gross margin						52.1%
(1) Unallocated includes share-based compensation, and amortization of acquired technology
(2) Not meaningful

	Six Months Ended July 27, 2025
(in thousands)	Signal Integrity	Analog Mixed Signal and Wireless	Total Semiconductor Products	IoT Systems and Connectivity	Unallocated(1)	Total
Net sales	$150,279	$182,665	$332,944	$175,705	$—	$508,649
Segment cost of sales	54,256	71,660	125,916	110,728	6,611	243,255
Segment gross profit	$96,023	$111,005	$207,028	$64,977	$(6,611)	$265,394

Segment gross margin	63.9%	60.8%	62.2%	37.0%	NM(2)
Gross margin						52.2%
(1) Unallocated includes share-based compensation, and amortization of acquired technology
(2) Not meaningful

	Three Months Ended July 28, 2024
(in thousands)	Signal Integrity	Analog Mixed Signal and Wireless	Total Semiconductor Products	IoT Systems and Connectivity	Unallocated(1)	Total
Net sales	$59,434	$79,311	$138,745	$76,610	$—	$215,355
Segment cost of sales	22,666	33,912	56,578	49,499	3,814	109,891
Segment gross profit	$36,768	$45,399	$82,167	$27,111	$(3,814)	$105,464

Segment gross margin	61.9%	57.2%	59.2%	35.4%	NM(2)
Gross margin						49.0%
(1) Unallocated includes share-based compensation, and amortization of acquired technology
(2) Not meaningful

	Six Months Ended July 28, 2024
(in thousands)	Signal Integrity	Analog Mixed Signal and Wireless	Total Semiconductor Products	IoT Systems and Connectivity	Unallocated(1)	Total
Net sales	$117,733	$154,655	$272,388	$149,072	$—	$421,460
Segment cost of sales	46,204	68,552	114,756	94,867	6,781	216,404
Segment gross profit	$71,529	$86,103	$157,632	$54,205	$(6,781)	$205,056

Segment gross margin	60.8%	55.7%	57.9%	36.4%	NM(2)
Gross margin						48.7%
(1) Unallocated includes share-based compensation, and amortization of acquired technology
(2) Not meaningful
Geographic Information
Net sales activity by geographic region was as follows:

	Three Months Ended		Six Months Ended
(percentage of total net sales)	July 27, 2025	July 28, 2024	July 27, 2025	July 28, 2024
Asia-Pacific	65%	65%	64%	64%
North America	24%	21%	23%	22%
Europe	11%	14%	13%	14%
	100%	100%	100%	100%
The Company attributes sales to a country based on the ship-to address. The table below summarizes sales activity to geographies that represented greater than 10% of total sales for at least one of the periods presented:

	Three Months Ended		Six Months Ended
(percentage of total net sales)	July 27, 2025	July 28, 2024	July 27, 2025	July 28, 2024
China (including Hong Kong)	45%	45%	44%	44%
United States	19%	20%	18%	20%
Although a large percentage of the Company's products is shipped into the Asia-Pacific region, a significant number of products produced by these customers and incorporating the Company's semiconductor products are then sold outside this region.

Note 15: Stock Repurchase Program
The Company maintains a stock repurchase program that was initially approved by its board of directors (the "Board of Directors") in March 2008. The stock repurchase program does not have an expiration date and the Board of Directors has authorized expansion of the program over the years. On March 11, 2021, the Board of Directors approved the expansion of the stock repurchase program by an additional $350.0 million. There was no activity under the stock repurchase program during the three and six months ended July 27, 2025 and July 28, 2024. As of July 27, 2025, the remaining authorization under the program was $209.4 million. Under the program, the Company may repurchase its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. The Company's repurchases may be made through Rule 10b5-1 and/or Rule 10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. To the extent the Company repurchases any shares of its common stock under the program in the future, the Company expects to fund such repurchases from cash on hand and borrowings on its Revolving Credit Facility. The Company has no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.

Note 16: Derivatives and Hedging Activities
In the first quarter of fiscal year 2024, the Company entered into an interest rate swap agreement with a 2.75 year term to hedge the variability of interest payments on $150.0 million of debt outstanding on the Term Loans at a Term SOFR rate of 3.58%, plus a variable margin and spread based on the Company's consolidated leverage ratio. This interest rate swap agreement was partially terminated in the second quarter of fiscal year 2026 and as of July 27, 2025, hedges the variability of interest payments on $75.0 million of debt outstanding on the Term Loans.
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
The interest rate swap agreements have been designated as cash flow hedges and unrealized gains or losses, net of income tax, are recorded as a component of AOCI in the Balance Sheets. As the various settlements are made on a monthly basis, the realized gain or loss on the settlements are recorded in "Interest expense" in the Statements of Operations. The interest rate swap agreements resulted in a realized gain of $0.1 million for the three months ended July 27, 2025, compared to a realized gain of $2.8 million for the three months ended July 28, 2024. The interest rate swap agreements resulted in a realized gain of $0.2 million for the six months ended July 27, 2025, compared to a realized gain of $5.6 million for the six months ended July 28, 2024.

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

Our net sales by reportable segment were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 27, 2025	July 28, 2024	July 27, 2025	July 28, 2024
Signal Integrity	$76,758	$59,434	$150,279	$117,733
Analog Mixed Signal and Wireless	92,042	79,311	182,665	154,655
IoT Systems and Connectivity	88,789	76,610	175,705	149,072
Total	$257,589	$215,355	$508,649	$421,460
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
Factors Affecting Our Performance
Most of our sales to customers are made on the basis of individual customer purchase orders and many customers include cancellation provisions in their purchase orders. We rely on orders received and shipped within the same quarter for a meaningful portion of our sales. Net sales made through independent distributors during the second quarters of fiscal years 2026 and 2025 were 74% and 74%, respectively, of net sales and the remainder were made directly to customers.
We are a global business with customers and suppliers around the world. A significant amount of our third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located outside the United States, including China, Israel, Japan, Taiwan and Vietnam. A significant amount of our assembly and test operations are conducted by third-party contractors located outside the United States, including China, Malaysia, Taiwan and Vietnam. Net sales outside the United States constituted 81% and 80% during the second quarters of fiscal years 2026 and 2025, respectively. Approximately 65% and 65% of our net sales during the second quarters of fiscal years 2026 and 2025, respectively, were to customers located in the Asia-Pacific region. We are subject to export restrictions and trade regulations, which have limited our ability to sell to certain customers in certain regions. In addition, changes in tariffs or the imposition of retaliatory tariffs may impact our net sales, gross profit, and gross margin if we are unable to pass higher costs on to our customers.

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
Results of Operations
Comparisons of the Three and Six Months Ended July 27, 2025 and July 28, 2024
Net Sales
The following table summarizes our net sales by major end markets:

	Three Months Ended			Six Months Ended
	July 27, 2025	July 28, 2024		July 27, 2025	July 28, 2024
(in thousands, except percentages)	Net Sales	Net Sales	Change	Net Sales	Net Sales	Change
Infrastructure	$73,351	$52,942	39%	$146,184	$108,919	34%
High-End Consumer	41,196	37,080	11%	76,610	71,619	7%
Industrial	143,042	125,333	14%	285,855	240,922	19%
Total	$257,589	$215,355	20%	$508,649	$421,460	21%
Net sales in the second quarter of fiscal year 2026 were $257.6 million, an increase of 19.6% compared to $215.4 million in the second quarter of fiscal year 2025, which was primarily driven by higher net sales from our infrastructure and industrial end markets due to stronger demand and increased sales volume. Net sales from our infrastructure end market increased $20.4 million in the second quarter of fiscal year 2026 compared to the second quarter of fiscal year 2025, primarily driven by an approximately $25.0 million increase in data center sales, partially offset by an approximately $5.9 million decrease in telecommunications sales. Net sales from our industrial end market increased $17.7 million in the second quarter of fiscal year 2026 compared to the second quarter of fiscal year 2025, primarily driven by an approximately $8.2 million increase in LoRa-enabled sales in industrial applications and approximately $12.5 million increase in IoT Hardware sales, partially offset by an approximately $2.3 million decrease in other wireless and sensing products sales. Net sales from our high-end consumer end market increased $4.1 million in the second quarter of fiscal year 2026 compared to the second quarter of fiscal year 2025, primarily driven by an approximately $3.8 million increase in consumer TVS product sales.
Net sales for the first six months of fiscal year 2026 were $508.6 million, an increase of 20.7% compared to $421.5 million for the first six months of fiscal year 2025, which was primarily driven by higher net sales from our industrial and infrastructure end markets due to stronger demand and increased sales volume. Net sales from our industrial end market increased $44.9 million for the first six months of fiscal year 2026 versus the same prior year period, primarily driven by an approximately $27.7 million increase in IoT Hardware sales and approximately $25.7 million increase in LoRa-enabled sales in industrial applications, partially offset by an approximately $7.3 million decrease in other wireless and sensing products sales. Net sales from our infrastructure end market increased $37.3 million for the first six months of fiscal year 2026 versus the same prior year period, primarily driven by an approximately $55.4 million increase in data center sales, partially offset by an approximately $19.9 million decrease in telecommunications sales. Net sales from our high-end consumer end market increased $5.0 million during the first six months of fiscal year 2026 versus the same prior year period, primarily driven by a $3.2 million increase in consumer TVS product sales.
The following table summarizes our net sales by reportable segment:

	Three Months Ended			Six Months Ended
	July 27, 2025	July 28, 2024		July 27, 2025	July 28, 2024
(in thousands, except percentages)	Net Sales	Net Sales	Change	Net Sales	Net Sales	Change
Signal Integrity	$76,758	$59,434	29%	$150,279	$117,733	28%
Analog Mixed Signal and Wireless	92,042	79,311	16%	182,665	154,655	18%
IoT Systems and Connectivity	88,789	76,610	16%	175,705	149,072	18%
Total	$257,589	$215,355	20%	$508,649	$421,460	21%
Net sales in the second quarter of fiscal year 2026, as compared to the second quarter of fiscal year 2025, benefited from stronger demand and increased sales volumes in all the reportable segments. Net sales from Signal Integrity increased $17.3 million in the second quarter of fiscal year 2026 compared to the second quarter of fiscal year 2025, primarily driven by an approximately $25.0 million increase in data center sales, partially offset by an approximately $5.9 million decrease in telecommunications sales and approximately $1.4 million decrease in broadcast sales. Net sales from Analog Mixed Signal and Wireless increased $12.7 million in the second quarter of fiscal year 2026 compared to the second quarter of fiscal year 2025, primarily driven by an approximately $8.1 million increase in LoRa-enabled product sales and an approximately $5.7 million increase in total TVS product sales, partially offset by an approximately $2.3 million decrease in other wireless and sensing product sales. Net sales from IoT Systems and Connectivity increased $12.2 million in the second quarter of fiscal year 2026 compared to the second quarter of fiscal year 2025, primarily driven by an approximately $12.5 million increase in IoT Hardware sales.
Net sales from Signal Integrity increased $32.5 million in the first six months of fiscal year 2026 versus the same period in the prior year, primarily driven by an approximately $55.4 million increase in data center sales, partially offset by an approximately $19.9 million decrease in telecommunications sales and approximately $2.3 million decrease in broadcast sales. Net sales from Analog Mixed Signal and Wireless increased $28.0 million in the first six months of fiscal year 2026 versus the same period in the prior year, primarily driven by an approximately $25.6 million increase in LoRa-enabled product sales, approximately $7.4 million increase in total TVS product sales, and approximately $1.9 million increase in proximity sensing product sales, partially offset by an approximately $7.3 million decrease in other wireless and sensing product sales. Net sales from IoT Systems and Connectivity increased $26.6 million in the first six months of fiscal year 2026 versus the same period in the prior year, primarily driven by an approximately $27.7 million increase in IoT Hardware sales.
Gross Profit
The following table summarizes our gross profit and gross margin by reportable segment:

	Three Months Ended				Six Months Ended
	July 27, 2025		July 28, 2024		July 27, 2025		July 28, 2024
(in thousands, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Signal Integrity	$47,859	62.4%	$36,768	61.9%	$96,023	63.9%	$71,529	60.8%
Analog Mixed Signal and Wireless	54,560	59.3%	45,399	57.2%	111,005	60.8%	86,103	55.7%
IoT Systems and Connectivity	35,054	39.5%	27,111	35.4%	64,977	37.0%	54,205	36.4%
Unallocated costs [1]	(3,368)		(3,814)		(6,611)		(6,781)
Total	$134,105	52.1%	$105,464	49.0%	$265,394	52.2%	$205,056	48.7%
[1] Unallocated costs includes share-based compensation and amortization of acquired technology
In the second quarter of fiscal year 2026, gross profit increased $28.6 million to $134.1 million from $105.5 million in the second quarter of fiscal year 2025. This increase was primarily driven by a $11.1 million increase from Signal Integrity, which experienced higher sales led by data center sales due to stronger demand, partially offset by lower telecommunications sales, a $9.2 million increase from Analog Mixed Signal and Wireless, which experienced higher sales led by LoRa-enabled products due to stronger demand, and a $7.9 million increase from IoT Systems and Connectivity, primarily driven by higher IoT Hardware sales due to stronger demand.
Our gross margin was 52.1% in the second quarter of fiscal year 2026, compared to 49.0% in the second quarter of fiscal year 2025. Gross margin for our Signal Integrity segment was 62.4% in the second quarter of fiscal year 2026, compared to 61.9% in the second quarter of fiscal year 2025, primarily due to favorable product mix. Gross margin for our Analog Mixed Signal and Wireless segment was 59.3% in the second quarter of fiscal year 2026, compared to 57.2% in the second quarter of fiscal year 2025, primarily due to higher volume and favorable product mix. Gross margin for our IoT Systems and Connectivity segment was 39.5% in the second quarter of fiscal year 2026, compared to 35.4% in the second quarter of fiscal year 2025, primarily due to higher volume.
In the first six months of fiscal year 2026, gross profit increased $60.3 million to $265.4 million from $205.1 million in the first six months of fiscal year 2025. This increase was primarily due to a $24.9 million increase from Analog Mixed Signal, which experienced higher sales due to stronger demand, a $24.5 million increase from Signal Integrity, which experienced higher sales due to stronger demand, and a $10.8 million increase from IoT Systems and Connectivity, which experienced higher sales due to stronger demand.
Our gross margin was 52.2% in the first six months of fiscal year 2026, compared to 48.7% in the first six months of fiscal year 2025. Gross margin from Signal Integrity was 63.9% in the first six months of fiscal year 2026, compared to 60.8% in the first six months of fiscal year 2025, primarily due to favorable product mix. Gross margin from Analog Mixed Signal and Wireless was 60.8% in the first six months of fiscal year 2026, compared to 55.7% in the first six months of fiscal year 2025, primarily due to higher volume and favorable product mix. Gross margin from IoT Systems and Connectivity was 37.0% in the first six months of fiscal year 2026, compared to 36.4% in the first six months of fiscal year 2025, primarily due to higher volume.
Operating Expenses, net
The following table summarizes our operating expenses, net:

	Three Months Ended		Change	Six Months Ended		Change
(in thousands, except percentages)	July 27, 2025	July 28, 2024		July 27, 2025	July 28, 2024
Product development and engineering	$48,198	$40,084	20%	$95,727	$81,688	17%
Selling, general and administrative	58,469	55,789	5%	104,916	108,058	(3)%
Intangible amortization	148	282	(48)%	295	589	(50)%
Restructuring	1,491	1,541	(3)%	2,690	3,810	(29)%
Goodwill impairment	41,991	—	100%	41,991	—	100%
Total operating expenses, net	$150,297	$97,696	54%	$245,619	$194,145	27%
Product Development and Engineering Expenses
Product development and engineering expenses increased $8.1 million in the second quarter of fiscal year 2026 compared to the second quarter of fiscal year 2025 primarily as a result of a $6.7 million net increase in staffing-related costs, including higher supplemental compensation, and a $2.3 million increase from new product introduction expenses, partially offset by a $0.9 million decrease in depreciation.
Product development and engineering expenses increased $14.0 million in the first six months of fiscal year 2026 compared to the first six months of fiscal year 2025 primarily as a result of a $11.2 million net increase in staffing-related costs, including higher supplemental compensation, and an increase of $2.1 million from new product introduction expenses.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $2.7 million in the second quarter of fiscal year 2026 compared to the second quarter of fiscal year 2025 primarily as a result of a $2.5 million net increase in staffing-related costs from higher supplemental compensation and a $0.7 million increase in consulting expenses, partially offset by a $0.6 million decrease in depreciation.
Selling, general and administrative expenses decreased $3.1 million in the first six months of fiscal year 2026 compared to the first six months of fiscal year 2025 primarily as a result of a $5.5 million net decrease in staffing-related costs driven by lower share-based compensation caused by remeasurement of the cash-settled awards liability, a $1.0 million decrease in transaction and integration expenses, partially offset by a $2.8 million increase in consulting expenses.
Intangible Amortization
Intangible amortization was $0.1 million and $0.3 million for the second quarters of fiscal years 2026 and 2025, respectively, and $0.3 million and $0.6 million for the first six months of fiscal years 2026 and 2025, respectively. The amortization of acquired technology intangible assets is reflected in cost of sales.
Restructuring
Restructuring expenses decreased by $0.1 million in the second quarter of fiscal year 2026 compared to the second quarter of fiscal year 2025, and by $1.1 million for the first six months of fiscal year 2026 compared to the same period in fiscal year 2025 primarily due to structural reorganization actions in the prior year periods to reduce our workforce as a result of cost-saving measures and internal resource alignment including from the realization of synergies of the Sierra Wireless Acquisition.
Goodwill Impairment
Goodwill impairment was $42.0 million for the second quarter and first six months of fiscal year 2026 primarily due to reduced earnings forecasts associated with the IoT Connected Services reporting unit, included in the IoT Systems and Connectivity operating segment. There was no goodwill impairment at any of the Company's other reporting units. There was no goodwill impairment recorded in the same periods of fiscal year 2025.
See Note 7, Goodwill and Intangible Assets, to our interim unaudited condensed consolidated financial statements for additional information.

Interest Expense
Interest expense, including amortization and a write-off of deferred financing costs, decreased by $23.3 million to $5.2 million from $28.6 million for the second quarter of fiscal year 2026 compared to the same period in fiscal year 2025, and decreased by $40.0 million to $11.8 million from $51.8 million for the first six months of fiscal year 2026 compared to the same period in fiscal year 2025. The decreases in both periods were primarily due to interest savings as a result of approximately $188.1 million of 2028 Notes extinguished in exchange for common stock in the second quarter of fiscal year 2025, and debt repayment of $215.0 million on the Revolving Credit Facility (as defined below) and $476.4 million on the Term Loans (as defined below) from the fourth quarter of fiscal year 2025 through the second quarter of fiscal year 2026.
Investment Impairments and Credit Loss Reserves, Net
During the second quarter and first six months of fiscal year 2026 and second quarter of fiscal year 2025, we did not record any investment impairments and credit loss reserves. During the first six months of 2025, investment impairments and credit loss reserves, net totaled a loss of $1.1 million primarily due to an other-than-temporary impairment on one of our non-marketable equity investments.
Provision for Income Taxes
We recorded income tax expense of $4.8 million in the second quarter of fiscal year 2026, compared to income tax expense of $4.2 million in the second quarter of fiscal year 2025. The change in our tax provision for the three months ended July 27, 2025, compared to the three months ended July 28, 2024 was primarily due to a regional mix of income and changes in valuation allowance. The effective tax rates in the second quarters of fiscal years 2026 and 2025 differ from the statutory federal income tax rate of 21% primarily due to regional mix of income, changes in valuation allowance, impact of global intangible low-taxed income ("GILTI") and research and development ("R&D") credits. The Tax Cuts and Jobs Act ("TCJA") requires R&D costs incurred for tax years beginning after December 31, 2021 to be capitalized and amortized ratably over five or fifteen years for tax purposes, depending on where the research activities are conducted. We have elected to treat GILTI as a period cost and the additional capitalization of R&D costs within GILTI increases our provision for income taxes. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the TCJA. The OBBBA permanently changes the limitation on the deduction of business interest expense, as well as makes permanent the immediate deduction for domestic R&D expenses. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. This legislation may be subject to further clarification and the issuance of interpretive guidance; however, we do not expect a material impact to the financial statements at this time.
In the first six months of fiscal year 2026, we recorded income tax expense of $13.4 million, compared to income tax expense of $7.2 million in the first six months of fiscal year 2025. The change in our tax provision for the six months ended July 27, 2025, compared to the six months ended July 28, 2024 was primarily due to a regional mix of income, changes in valuation allowance, non-deductibility of goodwill impairment, impact of GILTI and R&D credits. The effective tax rates in the first six months of fiscal years 2026 and 2025 differ from the statutory federal income tax rate of 21% primarily due to a regional mix of income, changes in valuation allowance, non-deductibility of goodwill impairment, impact of GILTI and R&D credits.
As a global organization, we are subject to audit by taxing authorities in various jurisdictions. To the extent that an audit, or the closure of a statute of limitations, results in adjusting our reserves for uncertain tax positions, our effective tax rate could experience extreme volatility since any adjustment would be recorded as a discrete item in the period of adjustment.
For further information on the effective tax rate and the TCJA's and OBBBA's impacts, see Note 9, Income Taxes, to our interim unaudited condensed consolidated financial statements.
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
We believe that our cash on hand, expected cash generation from future operations and available borrowing capacity under the Revolving Credit Facility are sufficient to meet liquidity requirements for at least the next 12 months, including funds needed for our material cash requirements. As of July 27, 2025, we had $168.6 million in cash and cash equivalents and $451.6 million of available undrawn borrowing capacity on our Revolving Credit Facility, subject to net leverage limitations and customary conditions precedent, including the accuracy of representations and warranties and the absence of defaults. Over the longer-term, we expect to fund our business using cash flows from operating activities.
As of July 27, 2025 and January 26, 2025, there was $3.4 million and $2.9 million, respectively, outstanding under the letters of credit under the Revolving Credit Facility.

A meaningful portion of our capital resources, and the liquidity they represent, are held by our subsidiaries outside of the U.S. As of July 27, 2025, our foreign subsidiaries held $151.0 million of cash and cash equivalents, compared to $139.1 million at January 26, 2025. Our liquidity may be impacted by fluctuating exchange rates. For additional information on exchange rates, see Item 3–Quantitative and Qualitative Disclosures About Market Risk.
In connection with the enactment of the TCJA, all historic and current foreign earnings are taxed in the U.S. Depending on the jurisdiction, these foreign earnings are potentially subject to a withholding tax, if repatriated. As of July 27, 2025, our historical undistributed earnings prior to fiscal year 2023 of our foreign subsidiaries are intended to be permanently reinvested outside of the U.S. With the enactment of the TCJA, which amended the Internal Revenue Code of 1986, all post-1986 previously unremitted earnings for which no U.S. deferred tax liability had been accrued were subject to U.S. tax. As a result of the U.S. taxation of these amounts, we have determined that none of the foreign earnings from fiscal year 2023 onward will be permanently reinvested outside of the U.S. If we needed to remit all or a portion of our historical undistributed earnings to the U.S. for investment in our domestic operations, any such remittance could result in increased tax liabilities and a higher effective tax rate. Determination of the amount of the unrecognized potential deferred tax liability on these unremitted earnings is not practicable.
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
On April 24, 2025, we entered into the fourth amendment (the "Fourth Amendment") to the Credit Agreement, in order to, among other things, increase the total available borrowing capacity under the revolving credit facility under the Credit Agreement (the "Revolving Credit Facility") by $117.5 million, increasing the total facility size to $455.0 million. The increase partially replaces borrowing capacity that matured on November 7, 2024. Other than the foregoing, the material terms of the Credit Agreement remain unchanged.
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
As of July 27, 2025, the Company had $146.2 million outstanding under the Term Loans and no revolving loans outstanding under the Revolving Credit Facility, which had available undrawn borrowing capacity of $451.6 million, subject to net leverage limitations and customary conditions precedent, including the accuracy of representations and warranties and the absence of defaults.
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
As of July 27, 2025, we were in compliance with the financial covenants in our Credit Agreement. The Credit Agreement also contains customary provisions pertaining to events of default. If any event of default occurs, the obligations under the Credit Agreement may be declared due and payable, terminated upon written notice to us and existing letters of credit may be required to be cash collateralized.
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

Convertible Senior Notes Due 2027
On October 12, 2022 and October 21, 2022, we issued and sold $300.0 million and $19.5 million, respectively, in aggregate principal amount of 1.625% Convertible Senior Notes due 2027 (the "2027 Notes") in a private placement. The 2027 Notes were issued pursuant to an indenture dated October 12, 2022, by and among us, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. The 2027 Notes bear interest at a rate of 1.625% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2023. The 2027 Notes will mature on November 1, 2027, unless earlier converted, redeemed or repurchased. The 2027 Notes are not currently redeemable and, as of July 27, 2025, none of the conditions allowing holders of the 2027 Notes to convert had been met. The 2027 Notes were initially issued pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act.
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
Convertible Senior Notes Due 2028
On October 26, 2023, we issued and sold $250.0 million in aggregate principal amount of 2028 Notes in a private placement. The 2028 Notes were issued pursuant to an indenture, dated October 26, 2023, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. The 2028 Notes bear interest at a rate of 4.00% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2024. The 2028 Notes will mature on November 1, 2028, unless earlier converted, redeemed or repurchased. As of July 27, 2025, approximately $62.0 million of the 2028 Notes remained outstanding. The 2028 Notes were offered and sold only to eligible purchasers who are both "qualified institutional buyers" within the meaning of Rule 144A under the Securities Act and "accredited investors" within the meaning of Rule 501(a) under the Securities Act, in reliance on Section 4(a)(2) under the Securities Act.
The 2028 Notes are not currently redeemable by the Company. The 2028 Notes may be converted at the option of the holders at the times and under the circumstances and at the conversion rate described in Note 8, Long-Term Debt, to our interim unaudited condensed consolidated financial statements. As of July 27, 2025, one of the conditions allowing holders of the 2028 Notes to convert had been met. The trading price of our common stock remained above 130% of the applicable $20.37 conversion price for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, July 25, 2025 (the last trading day of the quarter ended July 27, 2025), resulting in the right of the holders of the 2028 Notes to convert the 2028 Notes beginning July 28, 2025 through October 24, 2025 (the last trading day of the fiscal quarter ending October 26, 2025). Should the holders of the 2028 Notes elect to convert some or all of the outstanding 2028 Notes, the Company intends to draw on its Revolving Credit Facility to settle the obligation.
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
We did not repurchase any shares of our common stock under the program in the first six months of fiscal year 2026 or in the first six months of fiscal year 2025. As of July 27, 2025, the remaining authorization under the program was $209.4 million. To the extent we repurchase any shares of our common stock under the program in the future, we expect to fund such repurchases from cash on hand and borrowings on our Revolving Credit Facility. We have no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.
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
Cash Flows
In summary, our cash flows for each period were as follows:

	Six Months Ended
(in thousands)	July 27, 2025	July 28, 2024
Net cash provided by (used in) operating activities	$72,219	$(5,084)
Net cash used in investing activities	(10,202)	(2,672)
Net cash used in financing activities	(47,018)	(4,550)
Effect of foreign exchange rate changes on cash and cash equivalents	1,818	(351)
Net increase (decrease) in cash and cash equivalents	$16,817	$(12,657)
Operating Activities
Net cash provided by or used in operating activities is driven by net income or loss adjusted for non-cash items and fluctuations in operating assets and liabilities.
Operating cash flows for the first six months of fiscal year 2026 compared to the first six months of fiscal year 2025 were favorably impacted by a 20.7% increase in net sales, significantly lower interest payments on debt, lower restructuring payments related to employee termination benefits, and a decrease in income tax payments, and were unfavorably impacted by an increase in annual bonus payments and an incremental increase in inventory spend.
Investing Activities
Net cash provided by or used in investing activities is primarily driven by capital expenditures, purchases and sales of investments, purchases of intangibles, and proceeds from or premiums paid for corporate-owned life insurance.
Capital expenditures were $4.5 million for the first six months of fiscal year 2026 compared to $4.7 million for the first six months of fiscal year 2025.

In the first six months of fiscal year 2026, we sold investments for proceeds of $0.5 million compared to $2.7 million for the first six months of fiscal year 2025. In the first six months of fiscal year 2025, we paid $0.4 million for strategic investments in companies that are enabling the LoRa and LoRaWAN®-based ecosystem. No similar investments were made in the first six months of fiscal year 2026.
Purchases of intangibles were $2.8 million for the first six months of fiscal year 2026, compared to $5.0 million for the first six months of fiscal year 2025, which included capitalized development costs and software licenses.
In the first six months of fiscal year 2026, we paid $3.4 million in premiums into our corporate-owned life insurance policy in order to provide substantive coverage for our deferred compensation liability. In the first six months of fiscal year 2025, we received $4.8 million of proceeds from corporate-owned life insurance, which were used to pay deferred compensation distributions.
Financing Activities
Net cash provided by or used in financing activities is primarily attributable to payments on our Term Loans, payments related to deferred financing costs, payments related to employee share-based compensation payroll taxes and proceeds from the exercise of stock options.
In the first six months of fiscal year 2026, we made prepayments of $35.0 million on our Term Loans. No such prepayments were made in the first six months of fiscal year 2025.
In the first six months of fiscal year 2026, we paid $0.6 million for deferred financing costs, compared to $0.8 million for the first six months of fiscal year 2025.
In the first six months of fiscal year 2026, we paid $12.2 million for employee share-based compensation payroll taxes and received $0.5 million in proceeds from the exercise of stock options. In the first six months of fiscal year 2025, we paid $4.2 million for employee share-based compensation payroll taxes and received $0.6 million in proceeds from the exercise of stock options.
Critical Accounting Estimates
Our critical accounting policies and estimates are disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 26, 2025. While, there have been no significant changes to our policies during the three and six months ended July 27, 2025, we revised certain assumptions within one of our critical accounting estimates to reflect developments during the second quarter of fiscal year 2026.
Goodwill
During the second quarter of fiscal year 2026, the Company determined that the fair value of its IoT Connectivity Services reporting unit, which is part of the IoT Systems and Connectivity segment, exceeded its carrying amount due to reduced earnings forecasts. As a result, the Company recorded $42.0 million of total pre-tax non-cash goodwill impairment charges for the second quarter and first six months of fiscal year 2026 to write down the carrying value of the IoT Connected Services reporting unit to its fair value. The Fair value of the reporting unit was determined based on a discounted cash flow model (an income approach) and earnings multiples (a market approach). Significant inputs to the reporting unit fair value measurements included forecasted cash flows, discount rates, terminal growth rates and earnings multiples, which were determined by management estimates and assumptions. While we believe the judgments and assumptions are reasonable, different assumptions could change the estimated fair value and, therefore, additional impairments could be required.
For further discussion of goodwill and intangible assets, see Note 7, Goodwill and Intangible Assets to our interim unaudited condensed consolidated financial statements.
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
Foreign Currency Risk
Our foreign operations expose us to the risk of fluctuations in foreign currency exchange rates against our functional currencies and we may economically hedge this risk with foreign currency contracts (such as currency forward contracts). Gains or losses on these balances are generally offset by corresponding losses or gains on the related hedging instruments. As of July 27, 2025, our largest foreign currency exposures were from the Australian Dollar, Canadian Dollar, Euro, Great British Pound, Swiss Franc and Mexican Peso.
We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign exchange rates of 10% for all currencies could be experienced in the near-term. These reasonably possible adverse changes were applied to our total monetary assets and liabilities denominated in currencies other than our functional currency as of the end of our second quarter of fiscal year 2026. The adverse impact these changes would have had (after taking into account balance sheet hedges only) on our income before taxes is $2.2 million for the quarter ended July 27, 2025.
Interest rate and credit risk
We are subject to interest rate risk in connection with the portion of the outstanding debt under our Credit Agreement that bears interest at a variable rate as of July 27, 2025.
In the first quarter of fiscal year 2024, we entered into an interest rate swap agreement with a 2.75 year term to hedge the variability of interest payments on $150.0 million of debt outstanding on the Term Loans at a Term SOFR rate of 3.58%, plus a variable margin and spread based on our consolidated leverage ratio. This interest rate swap agreement was partially terminated in the second quarter of fiscal year 2026 and, as of July 27, 2025, hedges the variability of interest payments on $75.0 million of debt outstanding on the Term Loans.
Based upon our $71.2 million of unhedged floating-rate outstanding indebtedness as of July 27, 2025, the adverse impact a one percentage point increase in Term SOFR would have on our interest expense is $0.7 million.
Interest rates also affect our return on excess cash and investments. As of July 27, 2025, we had $168.6 million of cash and cash equivalents. A majority of our cash and cash equivalents generate interest income based on prevailing interest rates. Interest income, net of reserves, generated by our investments and cash and cash equivalents was not material in the second quarter of fiscal year 2026. A significant change in interest rates would impact the amount of interest income generated from our cash and investments. It would also impact the market value of our investments.
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
ITEM 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of July 27, 2025.
Changes in Internal Controls
As of July 27, 2025, there were no changes to our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
Issuer Purchase of Equity Securities
None.
ITEM 3.Defaults Upon Senior Securities
None.
ITEM 4.Mine Safety Disclosures
Not applicable.
ITEM 5.Other Information
Insider Trading Arrangements
Securities Trading Arrangements of Directors and Executive Officers
The following table sets forth certain information regarding any "Rule 10b5-1 trading arrangements" (a "trading plan") or "non-Rule 10b5-1 trading arrangements," each as defined in Item 408 of Regulation S-K, adopted or terminated by the Company's directors and executive officers during the fiscal quarter ended July 27, 2025. All of these trading plans were adopted during the Company's quarterly open trading window in accordance with the Company's Stock Trading Guidelines for Semtech Stock for All Directors, Officers and Employees.

		Date of Action	Trading Arrangements
Name and Title	Action		Rule 10b5-1(a)	Non-Rule 10b5-1(b)	Total Shares to be Sold (c)	Duration (d)
Gregory Fischer	Adopt	5/30/2025	X		1,500	August 29, 2025 through May 30, 2026
Director
Mark Lin	Adopt	6/23/2025	X		302,045 (e)	September 21, 2025 through October 16, 2026
EVP and Chief Financial Officer
Paul V. Walsh Jr.	Adopt	7/9/2025	X		10,500	October 22, 2025 through June 23, 2027
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

ITEM 6.Exhibits
Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

Exhibit No.	Description	Location

3.1	Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 26, 2003

3.2	Amended and Restated Bylaws of Semtech Corporation, adopted on June 3, 2025	Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 9, 2025

10.1 *	Amended and Restated Semtech Corporation 2017 Long-Term Equity Incentive Plan	Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 9, 2025

10.2 *	Semtech Corporation Policy Regarding Director Compensation (as amended June 5, 2025)	Filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32 is being furnished and shall not be deemed "filed")	Furnished herewith
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended July 27, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income and Loss, (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flow and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended July 27, 2025, formatted in Inline XBRL (included as Exhibit 101).

*Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMTECH CORPORATION
Registrant

Date:	August 26, 2025	/s/ Mark Lin
Mark Lin
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)