Form 10-Q
period 2025-10-26
SEMTECH CORP
filed 2025-11-25
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 26, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Number of shares of common stock, $0.01 par value per share, outstanding at November 21, 2025: 92,540,057

SEMTECH CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 26, 2025

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
Special Note Regarding Forward-Looking and Cautionary Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as future financial performance, future operational performance, the anticipated impact of specific items on future earnings, and our plans, objectives and expectations. Statements containing words such as "may," "believe," "see," "anticipate," "expect," "intend," "plan," "project," "objective," "estimate," "develop," "should," "could," "will," "designed to," "projections," or "outlook," or other similar expressions constitute forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results and events to differ materially from those projected. Potential factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: the volatility of the Company’s financial results or impact of the cyclical nature of the industry, including during industry downturns or due to periodic economic uncertainty; the historical rapid decrease of the average selling prices of certain products; disruptions in U.S. or foreign government operations, funding or incentives; changes in export restrictions and laws affecting the Company’s trade and investments, including tariffs or retaliatory tariffs; interruption or loss of supplies or services from the limited number of suppliers and subcontractors the Company relies upon; suppliers’ manufacturing capacity constraints or other supply chain disruptions; failure to successfully develop and sell new products, meet new industry standards or requirements or anticipate changes in projected or end market users; failure to adequately protect intellectual property rights; failure to make the substantial investments in research and development that are required to remain competitive in the Company’s business or to properly anticipate competitive changes in the marketplace; the likelihood of products being found defective or risk of liability claims asserted against the Company; business interruptions, such as natural disasters, acts of violence and the outbreak of contagious diseases; adverse changes to general economic conditions in China; the loss of any one of the Company’s small number of customers or failure to collect a receivable from them; competition from new or established internet of things ("IoT"), cloud services and wireless service companies or from those with greater resources; the difficulties associated with integrating the Company’s and Sierra Wireless, Inc.’s businesses and operations successfully as well as difficulties executing other acquisitions or divestitures; discovery of additional material weaknesses in the Company’s internal control over financial reporting in the future or otherwise failing to achieve and maintain effective disclosure controls, procedures and internal control over financial reporting; changes in the Company’s effective tax rates, the adoption of new U.S. or foreign tax legislation or exposure to additional tax liabilities, or material differences between the Company’s forecasted annual effective tax rates and actual tax rates; the Company’s ability to comply with, or pursue business strategies due to, the Company’s level of indebtedness or the covenants under the agreements governing its indebtedness; and adverse developments affecting the financial services industry. Additionally, forward-looking statements should be considered in conjunction with the cautionary statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2025 filed with the Securities and Exchange Commission (the "SEC") on March 25, 2025, including, without limitation, information under the captions "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and those set forth under "Risk Factors" in Item 1A of the Company’s Annual Report on Form 10-K, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the SEC. In light of the significant risks and uncertainties inherent in the forward-looking information included herein that may cause actual performance and results to differ materially from those predicted, any such forward-looking information should not be regarded as representations or guarantees by the Company of future performance or results, or that its objectives or plans will be achieved, or that any of its operating expectations or financial forecasts will be realized. Reported results should not be considered an indication of future performance. Investors are cautioned not to place undue reliance on any forward-looking information contained herein, which reflect management’s analysis only as of the date hereof. These forward-looking statements speak only as of the date hereof. Except as required by law, the Company assumes no obligation to publicly release the results of any update or revision to any forward-looking statement that may be made to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated or future events, or otherwise.
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

PART I - FINANCIAL INFORMATION

ITEM 1.Financial Statements

SEMTECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 26, 2025	October 27, 2024	October 26, 2025	October 27, 2024
Net sales:
Products	$239,546	$207,729	$693,013	$571,183
Services	27,425	29,096	82,607	87,102
Total net sales	266,971	236,825	775,620	658,285
Cost of sales:
Products	114,123	101,094	328,134	287,696
Services	12,155	12,482	36,980	37,724
Amortization of acquired technology	2,215	2,281	6,634	6,841
Total cost of sales	128,493	115,857	371,748	332,261
Gross profit	138,478	120,968	403,872	326,024
Operating expenses, net:
Product development and engineering	49,404	42,563	145,131	124,251
Selling, general and administrative	57,113	59,777	162,029	167,835
Intangible amortization	148	148	443	737
Restructuring	756	695	3,446	4,505
Goodwill impairment	—	—	41,991	—
Total operating expenses, net	107,421	103,183	353,040	297,328
Operating income	31,057	17,785	50,832	28,696
Interest expense	(26,975)	(20,807)	(38,792)	(72,614)
Interest income	790	527	1,688	1,502
Loss on extinguishment of debt	—	—	—	(144,688)
Non-operating expense, net	(427)	(1,072)	(4,540)	(1,687)
Investment impairments and credit loss reserves, net	—	—	—	(1,109)
Income (loss) before taxes and equity method income (loss)	4,445	(3,567)	9,188	(189,900)
Provision for income taxes	7,323	4,007	20,769	11,178
Net loss before equity method income (loss)	(2,878)	(7,574)	(11,581)	(201,078)
Equity method income (loss)	16	(12)	1,000	38
Net loss	$(2,862)	$(7,586)	$(10,581)	$(201,040)
Loss per share:
Basic	$(0.03)	$(0.10)	$(0.12)	$(2.94)
Diluted	$(0.03)	$(0.10)	$(0.12)	$(2.94)
Weighted-average number of shares used in computing loss per share:
Basic	87,682	75,319	86,944	68,385
Diluted	87,682	75,319	86,944	68,385
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 26, 2025	October 27, 2024	October 26, 2025	October 27, 2024
Net loss	$(2,862)	$(7,586)	$(10,581)	$(201,040)
Other comprehensive loss, net:
Unrealized (loss) gain on foreign currency cash flow hedges, net	(120)	32	(120)	(142)
Reclassifications of realized loss (gain) on foreign currency cash flow hedges, net, to net loss	—	7	—	(2)
Unrealized gain (loss) on interest rate cash flow hedges, net	130	(143)	635	4,498
Reclassifications of realized gain on interest rate cash flow hedges, net, to net loss	(130)	(2,205)	(641)	(6,598)
Reclassifications of realized gain on interest rate swaps termination and prior hedge effectiveness, net of tax, to net loss	(563)	—	(1,569)	—
Unrealized loss on available-for-sale securities, net	(2,527)	—	(2,527)	—
Cumulative translation adjustment	(398)	(1,144)	3,546	(912)
Change in defined benefit plans, net	(15)	(18)	(41)	(52)
Other comprehensive loss, net	(3,623)	(3,471)	(717)	(3,208)
Comprehensive loss	$(6,485)	$(11,057)	$(11,298)	$(204,248)
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	October 26, 2025	January 26, 2025
Assets
Current assets:
Cash and cash equivalents	$164,670	$151,743
Accounts receivable, less allowances of $6,445 and $5,248, respectively	164,755	162,523
Inventories	185,726	163,593
Prepaid taxes	11,829	13,532
Other current assets	93,870	94,070
Total current assets	620,850	585,461
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $333,080 and $313,978, respectively	110,980	126,190
Deferred tax assets	33,846	41,125
Goodwill	492,064	533,091
Other intangible assets, net	33,178	33,111
Other assets	114,955	100,286
TOTAL ASSETS	$1,405,873	$1,419,264
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$75,212	$59,239
Accrued liabilities	179,930	178,201
Current portion of long-term debt	—	45,594
Total current liabilities	255,142	283,034
Non-current liabilities:
Deferred tax liabilities	545	750
Long-term debt	490,486	505,933
Other long-term liabilities	94,044	87,121

Commitments and contingencies (Note 11)

Stockholders' equity :
Common stock, $0.01 par value, 250,000,000 shares authorized, 104,264,193 issued and 92,303,006 outstanding and 99,010,607 issued and 86,272,439 outstanding, respectively	1,043	990
Treasury stock, at cost, 11,961,187 shares and 12,738,168 shares, respectively	(486,693)	(520,511)
Additional paid-in capital	1,470,369	1,469,712
Retained deficit	(406,267)	(395,686)
Accumulated other comprehensive loss, net	(12,796)	(12,079)
Total stockholders' equity	565,656	542,426
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,405,873	$1,419,264
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)

	Three Months Ended October 26, 2025
	Common Stock					Accumulated Other Comprehensive Loss, Net
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Deficit		Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at July 27, 2025	86,771,546	$990	$(501,131)	$1,465,611	$(403,405)	$(9,173)	$552,892	$—	$552,892
Net loss	—	—	—	—	(2,862)	—	(2,862)	—	(2,862)
Other comprehensive loss	—	—	—	—	—	(3,623)	(3,623)	—	(3,623)
Issuance of common stock upon exchange of 2027 Notes and 2028 Notes (as defined in Note 8)	5,253,586	53	—	372,479	—	—	372,532	—	372,532
Induced conversion of 2027 Notes and 2028 Notes (as defined in Note 8)	—	—	—	(355,941)	—	—	(355,941)	—	(355,941)
Repurchase of Warrants (as defined in Note 8)	—	—	—	(217,761)	—	—	(217,761)	—	(217,761)
Unwind of Convertible Note Hedge (as defined in Note 8)	—	—	—	242,251	—	—	242,251	—	242,251
Purchase of Capped Calls (as defined in Note 8)	—	—	—	(31,395)	—	—	(31,395)	—	(31,395)
Share-based compensation	—	—	—	15,079	—	—	15,079	—	15,079
Treasury stock reissued to settle share-based awards	277,874	—	14,438	(19,954)	—	—	(5,516)	—	(5,516)
Balance at October 26, 2025	92,303,006	$1,043	$(486,693)	$1,470,369	$(406,267)	$(12,796)	$565,656	$—	$565,656
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)
(in thousands, except share data)
(unaudited)

	Nine Months Ended October 26, 2025
	Common Stock					Accumulated Other Comprehensive Loss, Net
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Deficit		Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at January 26, 2025	86,272,439	$990	$(520,511)	$1,469,712	$(395,686)	$(12,079)	$542,426	$—	$542,426
Net loss	—	—	—	—	(10,581)	—	(10,581)	—	(10,581)
Other comprehensive income	—	—	—	—	—	(717)	(717)	—	(717)
Issuance of common stock upon exchange of 2027 Notes and 2028 Notes (as defined in Note 8)	5,253,586	53	—	372,479	—	—	372,532	—	372,532
Induced conversion of 2027 Notes and 2028 Notes (as defined in Note 8)	—	—	—	(355,941)	—	—	(355,941)	—	(355,941)
Repurchase of Warrants (as defined in Note 8)	—	—	—	(217,761)	—	—	(217,761)	—	(217,761)
Unwind of Convertible Note Hedge (as defined in Note 8)	—	—	—	242,251	—	—	242,251	—	242,251
Purchase of Capped Calls (as defined in Note 8)	—	—	—	(31,395)	—	—	(31,395)	—	(31,395)
Share-based compensation	—	—	—	42,047	—	—	42,047	—	42,047
Treasury stock reissued to settle share-based awards	776,981	—	33,818	(51,023)	—	—	(17,205)	—	(17,205)
Balance at October 26, 2025	92,303,006	$1,043	$(486,693)	$1,470,369	$(406,267)	$(12,796)	$565,656	$—	$565,656
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)
(in thousands, except share data)
(unaudited)

	Three Months Ended October 27, 2024
	Common Stock					Accumulated Other Comprehensive Loss, Net
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Deficit		Stockholders' Deficit	Noncontrolling Interest	Total Deficit
Balance at July 28, 2024	75,118,173	$885	$(548,619)	$836,271	$(427,244)	$(2,730)	$(141,437)	$—	$(141,437)
Net loss	—	—	—	—	(7,586)	—	(7,586)	—	(7,586)
Other comprehensive loss	—	—	—	—	—	(3,471)	(3,471)	—	(3,471)
Share-based compensation	—	—	—	15,317	—	—	15,317	—	15,317
Treasury stock reissued to settle share-based awards	283,666	—	12,328	(14,835)	—	—	(2,507)	—	(2,507)
Balance at October 27, 2024	75,401,839	$885	$(536,291)	$836,753	$(434,830)	$(6,201)	$(139,684)	$—	$(139,684)

	Nine Months Ended October 27, 2024
	Common Stock					Accumulated Other Comprehensive Loss, Net
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Deficit		Stockholders’ Deficit	Noncontrolling Interest	Total Deficit
Balance at January 28, 2024	64,415,861	$785	$(556,888)	$485,452	$(233,790)	$(2,993)	$(307,434)	$184	$(307,250)
Net loss	—	—	—	—	(201,040)	—	(201,040)	—	(201,040)
Other comprehensive income	—	—	—	—	—	(3,208)	(3,208)	—	(3,208)
Distribution to outside interest upon liquidation of a consolidated subsidiary	—	—	—	—	—	—	—	(184)	(184)
Issuance of common stock upon exchange of 2028 Notes (as defined in Note 8)	10,378,431	100	—	333,155	—	—	333,255	—	333,255
Share-based compensation	—	—	—	44,792	—	—	44,792	—	44,792
Treasury stock reissued to settle share-based awards	607,547	—	20,597	(26,646)	—	—	(6,049)	—	(6,049)
Balance at October 27, 2024	75,401,839	$885	$(536,291)	$836,753	$(434,830)	$(6,201)	$(139,684)	$—	$(139,684)
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	October 26, 2025	October 27, 2024
Cash flows from operating activities:
Net loss	$(10,581)	$(201,040)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,633	33,211
Amortization of right-of-use assets	4,094	4,542
Investment impairments and credit loss reserves, net	—	1,109
Goodwill impairment	41,991	—
Accretion of deferred financing costs	3,697	6,814
Write-off of deferred financing costs	2,388	5,497
Loss on extinguishment of debt	—	143,467
Induced conversion expense	21,188	—
Interest rate swap termination	(1,145)	—
Deferred income taxes	7,783	(944)
Share-based compensation	41,270	50,777
Loss on disposition of business operations and assets	41	124
Equity method income	(1,000)	(38)
Gain from sale of investments	—	(277)
Corporate-owned life insurance, net	2,209	2,722
Changes in assets and liabilities:
Accounts receivable, net	(2,099)	(8,142)
Inventories	(22,077)	(18,446)
Other assets	(5,548)	597
Accounts payable	15,641	18,911
Accrued liabilities	(5,400)	(8,813)
Other liabilities	(3,404)	(5,580)
Net cash provided by operating activities	119,681	24,491
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	3	73
Purchase of property, plant and equipment	(7,353)	(5,228)
Proceeds from sale of investments	1,936	2,650
Purchase of investments	—	(434)
Purchase of intangibles	(5,414)	(5,948)
Proceeds from corporate-owned life insurance	—	4,802
Premiums paid for corporate-owned life insurance	(3,428)	—
Net cash used in investing activities	(14,256)	(4,085)
Cash flows from financing activities:
Payments of revolving line of credit	—	(5,000)
Payments of term loans	(181,212)	—
Proceeds from convertible senior notes	402,500	—
Payments of convertible senior notes	(280,950)	—
Repurchase of warrants	(217,761)	—
Proceeds from unwind of convertible note hedge	242,251	—
Purchase of capped calls	(31,395)	—
Proceeds from interest rate swap termination	295	—
Deferred financing costs	(10,626)	(824)
Payments for employee share-based compensation payroll taxes	(18,744)	(7,297)
Proceeds from exercise of stock options	1,538	1,248
Distributions to noncontrolling interest	—	(184)
Net cash used in financing activities	(94,104)	(12,057)
Effect of foreign exchange rate changes on cash and cash equivalents	1,606	(430)
Net increase in cash and cash equivalents	12,927	7,919
Cash and cash equivalents at beginning of period	151,743	128,585
Cash and cash equivalents at end of period	$164,670	$136,504

SEMTECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)
(unaudited)

	Nine Months Ended
	October 26, 2025	October 27, 2024
Supplemental disclosure of cash flow information:
Interest paid	$15,136	$60,563
Income taxes paid	$5,994	$6,881
Non-cash investing and financing activities:
Accounts payable related to capital expenditures	$473	$511
Accrued deferred financing costs	$1,026	$—
Accrued purchases of intangibles	$2,195	$2,950
Debt extinguished in exchange for common stock	$—	$188,050
Write-off of deferred financing costs pursuant to induced conversion	$4,598	$—
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Organization and Basis of Presentation
Nature of Business
Semtech Corporation (together with its consolidated subsidiaries, the "Company" or "Semtech") is a leading provider of high-performance semiconductor, Internet of Things ("IoT") systems and cloud connectivity service solutions. The end customers for the Company's silicon solutions are primarily original equipment manufacturers that produce and sell technology solutions. The Company's IoT module, router, gateway and managed connectivity solutions ship to IoT device makers and enterprises to provide IoT connectivity to end devices.
The Company designs, develops, manufactures and markets a diverse portfolio of products for commercial applications, addressing the global infrastructure, high-end consumer and industrial end markets.
Basis of Presentation
The Company reports results on the basis of 52 and 53-week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in the fourth quarter of 53-week years. The third quarter of fiscal years 2026 and 2025 each consisted of 13 weeks.
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
Recent Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to prescriptive and sequential software development stages, or "project stages", throughout Subtopic 350-40, and instead specifies that an entity is required to start capitalizing software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. The amendments are effective for the Company for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. ASU 2025-06 may be applied using the prospective, modified, or retrospective transition methods. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which allows public business entities a practical expedient. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for the Company for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. Entities that elect the practical expedient are required to apply the amendments prospectively. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments are effective for the Company for fiscal years beginning after December 15, 2025, with early adoption permitted if the entity has also adopted ASU 2020-06. The Company early adopted ASU 2024-04 during the fiscal quarter ended October 26, 2025 on a prospective basis and applied the amendments in this ASU to the exchange of the 2027 Notes and 2028 Notes (as defined in Note 8, Long-Term Debt). Refer to Note 8, Long-Term Debt for further details.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities to expand disclosures about specific expense categories. The amendments in this ASU require a public entity to disclose, in tabular format, in the notes to the financial statements, specific information about certain costs and expenses. Although the ASU does not change the expense captions an entity presents on the face of the income statement, it requires disaggregation of certain expense captions into specified categories. The amendments are effective for the Company for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its disclosures within its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public business entities to disclose sufficient information to enable users of financial statements to understand the nature and magnitude of factors contributing to the difference between the effective tax rate and the statutory tax rate. The amendments in this update provide that a business entity disclose (1) a tabular income tax rate reconciliation, using both percentages and amounts, (2) separate disclosure of any individual reconciling items that are equal to or greater than 5% of the amount computed by multiplying the income (loss) from continuing operations before income taxes by the applicable statutory income tax rate, and disaggregation of certain items that are significant and (3) amount of income taxes paid (net of refunds received) disaggregated by federal, state and foreign jurisdictions, including separate disclosure of any individual jurisdictions representing greater than 5% of total income taxes paid. The amendments are effective for the Company for fiscal years beginning after December 15, 2024. Early adoption is permitted and entities may apply the amendments prospectively or may elect retrospective application. The Company is currently evaluating the impact of this guidance on its disclosures within its consolidated financial statements.

Note 2: Loss per Share
The computation of basic and diluted loss per share was as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	October 26, 2025	October 27, 2024	October 26, 2025	October 27, 2024
Net loss	$(2,862)	$(7,586)	$(10,581)	$(201,040)

Weighted-average shares outstanding–basic	87,682	75,319	86,944	68,385
Weighted-average shares outstanding–diluted	87,682	75,319	86,944	68,385

Loss per share:
Basic	$(0.03)	$(0.10)	$(0.12)	$(2.94)
Diluted	$(0.03)	$(0.10)	$(0.12)	$(2.94)

Anti-dilutive shares not included in the above calculations:
Share-based compensation	2,363	431	2,126	1,023
Warrants	2,697	8,573	2,697	8,573
Total anti-dilutive shares	5,060	9,004	4,823	9,596
Basic earnings or loss per share is computed by dividing net income or loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the reporting period. Diluted earnings or loss per share incorporates the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of non-qualified stock options and the vesting of restricted stock units, market-condition restricted stock units and financial metric-based restricted stock units if certain conditions have been met, but excludes such incremental shares that would have an anti-dilutive effect. Due to the Company's net loss for the three and nine months ended October 26, 2025 and October 27, 2024, all shares underlying stock options and restricted stock units were considered anti-dilutive.
Any dilutive effect of the 2027 Notes, 2028 Notes and 2030 Notes (as defined in Note 8, Long-Term Debt) is calculated using the if-converted method. For the three and nine months ended October 26, 2025 and October 27, 2024, the 2027 Notes were excluded from diluted shares outstanding due to net loss in such reporting periods. For the three and nine months ended October 27, 2024, the 2028 Notes were excluded from diluted shares outstanding due to net loss in such reporting periods. For the three and nine months ended October 26, 2025, the 2030 Notes were excluded from diluted shares outstanding because the conversion price exceeded the average market price of the Company's common stock for the reporting periods and due to net loss in such reporting periods.
Any dilutive effect of the Warrants (as defined in Note 8, Long-Term Debt) is calculated using the treasury-stock method. For the three and nine months ended October 26, 2025 and October 27, 2024, the Warrants were excluded from diluted shares outstanding due to net loss in such reporting periods. For the nine months ended October 26, 2025 and the three and nine months ended October 27, 2024, the Warrants were also excluded from diluted shares outstanding because the exercise price exceeded the average market price of the Company's common stock for the reporting periods.

Note 3: Share-Based Compensation
Financial Statement Effects and Presentation
Pre-tax share-based compensation was included in the Statements of Operations as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 26, 2025	October 27, 2024	October 26, 2025	October 27, 2024
Cost of sales	$722	$809	$2,030	$2,205
Product development and engineering	3,941	3,823	11,110	10,426
Selling, general and administrative	12,475	13,773	28,130	38,146
Total share-based compensation	$17,138	$18,405	$41,270	$50,777
Restricted Stock Units, Employees
The Company grants restricted stock units to certain employees of which a portion are expected to be settled with shares of the Company's common stock and a portion are expected to be settled in cash. The restricted stock units that are to be settled with shares are accounted for as equity. The grant date for these awards is equal to the measurement date and they are valued as of the measurement date, based on the fair value of the Company's common stock at the grant date, and recognized as share-based compensation expense over the requisite vesting period (typically between 1 and 4 years). The restricted stock units that are to be settled in cash are accounted for as liabilities and the value of the awards is re-measured at the end of each reporting period until settlement at the end of the requisite vesting period (typically 3 years). In the nine months ended October 26, 2025, the Company granted to certain employees 1,075,807 restricted stock units that settle in shares with a weighted-average grant date fair value of $43.14.
Restricted Stock Units, Non-Employee Directors
The Company maintains a compensation program pursuant to which restricted stock units are granted to the Company's directors who are not employed by the Company or any of its subsidiaries. Under the Company's director compensation program in effect prior to the Company's 2025 annual meeting of stockholders, a portion of the restricted stock units granted under the program would be settled in cash and a portion would be settled in shares of the Company's common stock. Restricted stock units granted under the program in connection with and following the Company's 2025 annual meeting of stockholders will be settled in shares of the Company's common stock. Restricted stock units awarded under the program are generally scheduled to vest on the earlier of (i) one year after the grant date or (ii) the day immediately preceding the first annual meeting of the Company's stockholders following the grant. Restricted stock units awarded under the program that are to be settled in cash will, subject to vesting, be settled when the director who received the award separates from service. Restricted stock units awarded under the program that are to be settled in shares of stock will, subject to vesting, be settled promptly following vesting; provided that a director may elect to defer the settlement date to the director's separation from service pursuant to the Company's Director Deferred Compensation Plan. In the nine months ended October 26, 2025, the Company granted to certain non-employee directors 42,568 restricted stock units that settle in shares with a weighted-average grant date fair value of $37.58.
The restricted stock units that are to be settled in cash are accounted for as liabilities. The value of both the unvested and vested but unsettled awards are re-measured at the end of each reporting period until settlement. In the nine months ended October 26, 2025, $4.1 million was paid to settle the vesting of 73,244 cash-settled restricted stock unit awards upon the separation of service of two former directors. As of October 26, 2025, the total number of vested, but unsettled, shares subject to cash-settled restricted stock unit awards was 133,457 and the liability associated with these awards was $9.5 million, of which $3.2 million was included in "Accrued liabilities" in the Balance Sheets relating to a previous non-employee director currently serving a short-term non-employee consultancy for the Company. The remaining $6.3 million was included in "Other long-term liabilities" in the Balance Sheets as of October 26, 2025. As of January 26, 2025, the total number of vested, but unsettled, shares subject to cash-settled restricted stock unit awards was 206,701 and the liability associated with these awards was $14.5 million, of which $8.3 million was included in "Accrued liabilities" in the Balance Sheets relating to two previous non-employee directors serving short-term non-employee consultancies for the Company and one former non-employee director who separated from service. The remaining $6.2 million was included in "Other long-term liabilities" in the Balance Sheets as of January 26, 2025.
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
In the nine months ended October 26, 2025, the Company granted 375,987 Performance Awards. The weighted-average grant-date fair values for each of the one, two and three-year performance periods over which the Performance Awards vest were $34.20, $34.20 and $44.05, respectively. Under the terms of these awards, assuming the highest performance level of 200% with no cancellations due to forfeitures, the maximum potential number of shares that can be earned in aggregate for the cumulative fiscal years 2026, 2027 and 2028 performance periods would be 751,974 shares. In the nine months ended October 26, 2025, 45,619 Performance Awards were forfeited due to the terminations of certain officers.

Note 4: Available-for-sale securities
The following table summarizes the values of the Company's available-for-sale securities:

	October 26, 2025			January 26, 2025
(in thousands)	Fair Value	Amortized Cost	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Loss
Convertible debt investments	$9,520	$14,725	$(5,205)	$12,715	$14,725	$(2,010)
Total available-for-sale securities	$9,520	$14,725	$(5,205)	$12,715	$14,725	$(2,010)
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
In the third quarter of fiscal year 2026, the Company reduced its convertible debt investments by $3.2 million due to a decrease in fair market value of its available-for-sale debt securities based on Level 3 inputs.

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

	October 26, 2025				January 26, 2025
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swap agreement	$—	$—	$—	$—	$745	$—	$745	$—
Convertible debt investments	9,520	—	—	9,520	12,715	—	—	12,715
Total financial assets	$9,520	$—	$—	$9,520	$13,460	$—	$745	$12,715

Financial liabilities:
Foreign currency forward contracts	164	—	164	—	—	—	—	—
Total financial liabilities	$164	$—	$164	$—	$—	$—	$—	$—
During the nine months ended October 26, 2025, the Company had no transfers of financial assets between Level 1, Level 2 or Level 3. As of October 26, 2025 and January 26, 2025, the Company had not elected the fair value option for any financial assets for which such an election would have been permitted.
The convertible debt investments are valued utilizing a combination of estimates that are based on the estimated discounted cash flows associated with the debt and the fair value of the equity into which the debt may be converted, all of which are Level 3 inputs.
The interest rate swap agreements were measured at fair value using readily available interest rate curves (Level 2 inputs). The fair value of each agreement was determined by comparing, for each settlement, the contract rate to the forward rate and discounting to the present value. Contracts in a gain position were recorded in "Other current assets" and "Other assets" in the Balance Sheets and the value of contracts in a loss position were recorded in "Accrued liabilities" and "Other long-term liabilities" in the Balance Sheets.
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
Instruments Not Recorded at Fair Value
Some of the Company's financial instruments are not measured at fair value, but are recorded at amounts that approximate fair value due to their liquid or short-term nature. Such financial assets and financial liabilities include: cash and cash equivalents including money market deposits, net receivables, certain other assets, accounts payable, accrued expenses, accrued personnel costs, and other current liabilities. The Company's revolving loans and Term Loans (as defined in Note 8, Long-Term Debt) are recorded at cost, which approximates fair value as the debt instruments bear interest at a floating rate. The 2027 Notes, 2028 Notes and 2030 Notes (as defined in Note 8, Long-Term Debt) are carried at face value less unamortized debt issuance costs, with interest expense reflecting the cash coupon plus the amortization of the capitalized issuance costs. The estimated fair values are determined based on the actual bid prices of the 2027 Notes, 2028 Notes and 2030 Notes as of the last business day of the period.

The following table displays the carrying values and fair values of the 2027 Notes, 2028 Notes and 2030 Notes:

		October 26, 2025		January 26, 2025
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
1.625% convertible senior notes due 2027, net (1)	Level 2	$98,982	$187,666	$312,973	$647,943
4.00% convertible senior notes due 2028, net (2)	Level 2	—	—	60,352	225,771
0% convertible senior notes due 2030, net (3)	Level 2	391,504	398,302	—	—
Total long-term debt, net of debt issuance costs		$490,486	$585,968	$373,325	$873,714
(1) The 1.625% convertible senior notes due 2027, net, are reflected net of $1.5 million and $6.5 million of unamortized debt issuance costs as of October 26, 2025 and January 26, 2025, respectively.
(2) The 4.00% convertible senior notes due 2028, net, are reflected net of $1.6 million of unamortized debt issuance costs as of January 26, 2025.
(3) The 0% convertible senior notes due 2030, net, are reflected net of $11.0 million of unamortized debt issuance costs as of October 26, 2025.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company reduces the carrying amounts of its intangible assets, long-lived assets and non-marketable equity securities to fair value when it determines they are impaired.
Investment Impairments and Credit Loss Reserves
The total credit loss reserve for the Company's held-to-maturity debt securities and available-for-sale debt securities remained flat at $4.5 million as of October 26, 2025 and January 26, 2025. Credit loss reserves related to the Company's available-for-sale debt securities are included in "Other current assets" in the Balance Sheets.

Note 6: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

(in thousands)	October 26, 2025	January 26, 2025
Raw materials and electronic components	$38,002	$46,333
Work in progress	107,191	87,896
Finished goods	40,533	29,364
Total inventories	$185,726	$163,593

Note 7: Goodwill and Intangible Assets
Goodwill
The following table summarizes goodwill by applicable operating segments:

	Balance as of October 26, 2025			Balance as of January 26, 2025
(in thousands)	Goodwill	Accumulated Impairment Losses	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value
Signal Integrity	$267,205	$—	$267,205	$267,205	$—	$267,205
Analog Mixed Signal and Wireless	83,101	—	83,101	83,101	—	83,101
IoT Systems and Connectivity	946,860	(805,102)	141,758	945,896	(763,111)	182,785
Total goodwill	$1,297,166	$(805,102)	$492,064	$1,296,202	$(763,111)	$533,091
The following table summarizes the change in goodwill by applicable operating segments:

(in thousands)	Signal Integrity	Analog Mixed Signal and Wireless	IoT Systems and Connectivity	Total
Balance at January 26, 2025	$267,205	$83,101	$182,785	$533,091
Cumulative translation adjustment	—	—	964	964
Impairment	—	—	(41,991)	(41,991)
Balance at October 26, 2025	$267,205	$83,101	$141,758	$492,064
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
Goodwill is not amortized, but is tested for impairment at the reporting unit level using either a qualitative or quantitative assessment on an annual basis during the fourth quarter of each fiscal year, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. As of October 26, 2025, there was no indication of impairment of the Company's goodwill balances.

Purchased and Other Intangibles
The following table sets forth the Company's finite-lived intangible assets, which are amortized over their estimated useful lives:

		October 26, 2025
(in thousands, except estimated useful life)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Core technologies	1-8 years	$155,789	$(51,494)	$(91,792)	$12,503
Customer relationships	1-10 years	52,565	(14,467)	(34,777)	3,321
Trade name	2-10 years	9,000	(3,224)	(4,816)	960
Capitalized development costs	3-7 years	3,912	(811)	—	3,101
Software licenses	7-10 years	3,740	(216)	—	3,524
Total finite-lived intangible assets		$225,006	$(70,212)	$(131,385)	$23,409

		January 26, 2025
(in thousands, except estimated useful life)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Core technologies	1-8 years	$154,728	$(44,014)	$(91,792)	$18,922
Customer relationships	1-10 years	51,781	(13,394)	(34,777)	3,610
Trade name	2-10 years	9,000	(3,125)	(4,816)	1,059
Capitalized development costs	3 years	1,368	(278)	—	1,090
Software licenses	7 years	200	(14)	—	186
Total finite-lived intangible assets		$217,077	$(60,825)	$(131,385)	$24,867
Amortization expense of finite-lived intangible assets was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 26, 2025	October 27, 2024	October 26, 2025	October 27, 2024
Core technologies	$2,215	$2,281	$6,634	$6,841
Customer relationships	115	116	344	345
Trade name	33	33	99	392
Capitalized development costs	208	25	533	74
Software licenses	96	7	202	7
Total amortization expense	$2,667	$2,462	$7,812	$7,659
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

Future amortization expense of finite-lived intangible assets is expected as follows:

(in thousands)	Core Technologies	Customer Relationships	Trade Name	Capitalized Development Costs	Software Licenses	Total
2026 (remaining three months)	$2,004	$115	$33	$212	$96	$2,460
2027	3,761	461	133	849	384	5,588
2028	3,604	461	133	572	384	5,154
2029	3,134	461	133	341	384	4,453
2030	—	461	133	341	384	1,319
Thereafter	—	1,362	395	786	1,892	4,435
Total expected amortization expense	$12,503	$3,321	$960	$3,101	$3,524	$23,409
Also in "Other intangible assets, net" in the Balance Sheets, are finite-lived intangible assets to be amortized upon placement in service. The following table sets forth the Company's finite-lived intangible assets not yet placed in service:

(in thousands)	Capitalized Development Costs	Software Licenses	Total
Balance at January 26, 2025	$2,104	$6,140	$8,244
Additions	2,284	5,325	7,609
Placed in service	(2,544)	(3,540)	(6,084)
Balance at October 26, 2025	$1,844	$7,925	$9,769

Note 8: Long-Term Debt
Long-term debt and the current period interest rates were as follows:

(in thousands, except percentages)	October 26, 2025	January 26, 2025
Revolving loans	$—	$—
Term loans	—	181,212
1.625% convertible senior notes due 2027	100,500	319,500
4.00% convertible senior notes due 2028	—	61,950
0% convertible senior notes due 2030	402,500	—
Total debt	$503,000	$562,662
Current portion, net	$—	$(45,594)
Debt issuance costs	(12,514)	(11,135)
Total long-term debt, net of debt issuance costs	$490,486	$505,933
Weighted-average effective interest rate (1)	0.55%	4.10%
(1) The revolving loans and Term Loans (as defined below) bear interest at variable rates based on Adjusted Term SOFR or a Base Rate (as defined in the Credit Agreement), at the Company’s option, plus an applicable margin that varies based on the Company's consolidated leverage ratio. In the first quarter of fiscal year 2024, the Company entered into an interest rate swap agreement with a 2.75 year term to hedge the variability of interest payments on $150.0 million of debt outstanding on the Term Loans at a fixed Term SOFR rate of 3.58%, plus a variable margin and spread based on the Company’s consolidated leverage ratio. As of October 26, 2025, the effective interest rate was a weighted-average rate that represented (a) interest on the remaining debt under the 2027 Notes outstanding at a fixed rate of 1.625%, and (b) interest on the 2030 Notes outstanding at a fixed rate of 0%. As of January 26, 2025, the effective interest rate was a weighted average-rate that represented (a) interest on $150.0 million of the debt outstanding on the Term Loans at a fixed SOFR rate of 3.58% plus a margin and spread of 3.85% (total fixed rate of 7.43%), (b) interest on the remaining debt outstanding on the Term Loans at a floating SOFR rate of 4.36% plus a margin and spread of 3.85% (total floating rate of 8.21%), (c) interest on the 2027 Notes outstanding at a fixed rate of 1.625%, and (d) interest on the 2028 Notes outstanding at a fixed rate of 4.00%.
Credit Agreement
On November 7, 2019, we, with certain of our domestic subsidiaries as guarantors, entered into a credit agreement with the lenders party thereto and HSBC Bank USA, National Association ("HSBC Bank"), as administrative agent, swing line lender and letter of credit issuer. On September 26, 2022 (the "Third Restatement Effective Date"), the Company entered into a third amendment and restatement agreement (as amended, restated, supplemented or otherwise modified from time to time, the "Credit Agreement") with the lenders party thereto, HSBC Bank, as resigning administrative agent, and JPMorgan Chase Bank, N.A. ("JPM"), as successor administrative agent, swing line lender and letter of credit issuer. The restated Credit Agreement, which was entered into substantially concurrently with the completion of the acquisition of Sierra Wireless, Inc. on January 12, 2023 (the "Sierra Wireless Acquisition") was entered into to, among other things, (i) extend the maturity date of $405.0 million of the $600.0 million in aggregate principal amount of revolving commitments thereunder from November 7, 2024 to January 12, 2028, (ii) provide for incurrence by the Company on January 12, 2023 of term loans in an aggregate principal amount of $895.0 million, which was used to fund a portion of the cash consideration for the Sierra Wireless Acquisition, (iii) provide for JPM to succeed HSBC Bank as administrative agent and collateral agent under the Credit Agreement on January 12, 2023, (iv) modify the maximum consolidated leverage covenant as set forth in the Credit Agreement, (v) replace LIBOR with adjusted term SOFR and (vi) make certain other changes as set forth in the restated Credit Agreement, including changes consequential to the incorporation of the Term Loan Facility.
After effectiveness of the Fourth Amendment (as defined and described below), the borrowing capacity on the revolving credit facility under the Credit Agreement (the "Revolving Credit Facility") is $455.0 million, which is scheduled to mature on January 12, 2028 (subject to, in certain circumstances, an earlier springing maturity), and the term loans thereunder (the "Term Loans") were scheduled to mature on January 12, 2028 (subject to, in certain circumstances, an earlier springing maturity).
In fiscal year 2025, the Company repaid the outstanding amount of $68.3 million on the Revolving Credit Facility which matured on November 7, 2024 by borrowing against the remaining Revolving Credit Facility scheduled to mature on January 12, 2028. In fiscal year 2025, the Company repaid an additional $215.0 million on the Revolving Credit Facility and repaid $441.4 million on the Term Loans.
In the first nine months of fiscal year 2026, the Company made early repayments of $181.2 million on the remaining balance of the Term Loans.
As of October 26, 2025, the Company had no amounts outstanding under the Term Loans and no revolving loans outstanding under the Revolving Credit Facility, which had available undrawn borrowing capacity of $451.6 million, subject to net leverage limitations and customary conditions precedent, including the accuracy of representations and warranties and the absence of defaults.

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
On June 6, 2023, the Company entered into the second amendment (the "Second Amendment") to the Credit Agreement, in order to, among other things, (i) increase the maximum consolidated leverage ratio covenant for certain test periods as set forth therein and described below, (ii) reduce the minimum consolidated interest coverage ratio covenant for certain test periods as set forth therein and described below, (iii) modify the pricing grid applicable to loans under the Credit Agreement during the covenant relief period as set forth therein and described below, (iv) impose a minimum liquidity covenant for certain periods during the covenant relief period as set forth therein and described below, (v) increase the annual amortization in respect of the term loans thereunder to 7.5% per annum for certain periods as set forth therein, (vi) impose an "anti-cash hoarding" condition to the borrowing of revolving loans as set forth therein, (vii) provide that the maturity date for the Term Loans and revolving loans shall be the day that is 91 days prior to the stated maturity date of the 2027 Notes if such notes have not otherwise been refinanced or extended to at least 91 days after the stated maturity date of the Term Loans and revolving loans, the aggregate principal amount of non-extended outstanding 2027 Notes and certain replacement debt exceeds $50 million and a minimum liquidity condition is not satisfied, (viii) provide for the reduction of the aggregate revolving commitments thereunder by $100 million, (ix) require that the Company appoint a financial advisor and (x) make certain other modifications to the mandatory prepayments (including the imposition of an excess cash flow mandatory prepayment), collateral provisions and covenants (including additional limitations on debt, liens, investments and restricted payments such as dividends) as set forth therein.
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
The Credit Agreement contains customary representation and warranties, and affirmative and negative covenants, including limitations on the Company's ability to, among other things, incur indebtedness, create liens on assets, engage in certain fundamental corporate changes, make investments, repurchase stock, pay dividends or make similar distributions, engage in certain affiliate transactions, or enter into agreements that restrict the Company's ability to create liens, pay dividends or make loan repayments. In addition, the Company must comply with financial covenants which, after effectiveness of the Third Amendment are as follows (in each case, during the covenant relief period):
•maintaining a maximum consolidated leverage ratio, determined as of the last day of each fiscal quarter, of (i) 8.17 to 1.00 for the fiscal quarter ending on or around October 31, 2023, (ii) 10.27 to 1.00 for the fiscal quarter ending on or around January 31, 2024, (iii) 10.21 to 1.00 for the fiscal quarter ending on or around April 30, 2024, (iv) 9.93 to 1.00 for the fiscal quarter ending on or around July 31, 2024, (v) 8.42 to 1.00 for the fiscal quarter ending on or around October 31, 2024, (vi) 7.68 to 1.00 for the fiscal quarter ending on or around January 31, 2025, (vii) 6.75 to 1.00 for the fiscal quarter ending on or around April 30, 2025, and (viii) 6.28 to 1.00 for the fiscal quarter ending on or around July 31, 2025;
•maintaining a minimum consolidated interest expense coverage ratio, determined as of the last day of each fiscal quarter, of (i) 1.66 to 1.00 for the fiscal quarter ending on or around October 31, 2023, (ii) 1.40 to 1.00 for the fiscal quarter ending on or around January 31, 2024, (iii) 1.37 to 1.00 for the fiscal quarter ending on or around April 30, 2024, (iv) 1.41 to 1.00 for the fiscal quarter ending on or around July 31, 2024, (v) 1.73 to 1.00 for the fiscal quarter ending on or around October 31, 2024, (vi) 1.90 to 1.00 for the fiscal quarter ending on or around January 31, 2025, (vii) 2.14 to 1.00 for the fiscal quarter ending on or around April 30, 2025, and (viii) 2.37 to 1.00 for the fiscal quarter ending on or around July 31, 2025; and
•until January 31, 2025, maintaining a minimum consolidated liquidity (as further defined in the Credit Agreement but excluding revolving credit commitments scheduled to expire in 2024) of $150 million as of the last day of each monthly accounting period of the Company.
In the third quarter of fiscal year 2026, the Company voluntarily terminated the covenant relief period under the Third Amendment. Following such termination, the Company must comply with financial covenants which are as follows:
•maintaining a maximum consolidated leverage ratio, determined as of the last day of each fiscal quarter, of 3.75 to 1.00 for the fiscal quarter ending on or around October 31, 2025 and each fiscal quarter thereafter, subject to increase to 4.25 to 1.00 for the four full consecutive fiscal quarters ending on or after the date of consummation of a permitted acquisition that constitutes a "Material Acquisition" under the Credit Agreement, subject to the satisfaction of certain conditions; and
•maintaining a minimum consolidated interest expense coverage ratio, determined as of the last day of each fiscal quarter, of 3.50 to 1.00 for the fiscal quarter ending on or around October 31, 2025 and each fiscal quarter thereafter.
Compliance with the leverage and interest expense coverage financial covenants is measured quarterly based upon the Company's performance over the most recent four quarters, and compliance with the liquidity covenant is measured as of the last day of each monthly accounting period. As of October 26, 2025, the Company was in compliance with the financial covenants in the Credit Agreement.
The Credit Agreement also contains customary provisions pertaining to events of default. If any event of default occurs, the obligations under the Credit Agreement may be declared due and payable, terminated upon written notice to us and existing letters of credit may be required to be cash collateralized.
In the first quarter of fiscal year 2024, the Company entered into an interest rate swap agreement with a 2.75 year term to hedge the variability of interest payments on $150.0 million of debt outstanding on the Term Loans at a Term SOFR rate of 3.58%, plus a variable margin and spread based on the Company's consolidated leverage ratio. This interest rate swap agreement was partially terminated in the second quarter and fully terminated in the third quarter of fiscal year 2026.

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
Convertible Senior Notes Due 2027
On October 12, 2022 and October 21, 2022, the Company issued and sold $300.0 million and $19.5 million, respectively, in aggregate principal amount of 1.625% Convertible Senior Notes due 2027 (the "2027 Notes") in a private placement. The 2027 Notes were issued pursuant to an indenture, dated October 12, 2022, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (the "2027 Indenture"). The 2027 Notes are jointly and severally and fully and unconditionally guaranteed by each of the Company's current and future direct and indirect wholly-owned domestic subsidiaries that guarantee its borrowings under its Credit Agreement. The 2027 Notes bear interest at a rate of 1.625% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2023. The 2027 Notes will mature on November 1, 2027, unless earlier converted, redeemed or repurchased. As of October 26, 2025, $100.5 million of the 2027 Notes remained outstanding.
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
Prior to the close of business on the business day immediately preceding July 1, 2027, the 2027 Notes are convertible at the option of the holders thereof only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ended on January 29, 2023 (and only during such fiscal quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day (the "Market Price Condition"); (2) during the five business day period after any ten consecutive trading day period in which, for each trading day of that period, the Trading Price (as defined in the 2027 Indenture), as determined following a request by a holder of the 2027 Notes in accordance with the procedures described in the 2027 Indenture, per $1,000 principal amount of the 2027 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; (3) if the Company calls such 2027 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2027 Notes called (or deemed called as provided in the 2027 Indenture) for redemption; or (4) upon the occurrence of specified corporate events described in the 2027 Indenture. As of October 26, 2025, the Market Price Condition was satisfied, allowing holders of the 2027 Notes to convert their 2027 Notes beginning on October 27, 2025 through January 23, 2026 (the last trading day of the fiscal quarter ending January 25, 2026). Should the holders of the 2027 Notes elect to convert some or all of the outstanding 2027 Notes, the Company intends to draw on its Revolving Credit Facility to settle the obligation. On or after July 1, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2027 Notes, holders of the 2027 Notes may convert all or a portion of their 2027 Notes, regardless of the foregoing conditions. Upon conversion, the 2027 Notes will be settled in cash up to the aggregate principal amount of the 2027 Notes to be converted, and in cash, shares of the Company's common stock or any combination thereof, at the Company's option, in respect of the remainder, if any, of the Company's conversion obligation in excess of the aggregate principal amount of the 2027 Notes being converted.
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
Convertible Note Hedge Transactions
On October 6, 2022 and October 19, 2022, the Company entered into privately negotiated convertible note hedge transactions (the "Convertible Note Hedges") with an affiliate of one of the initial purchasers of the 2027 Notes and another financial institution (collectively, the "Counterparties") whereby the Company has the option to purchase the same number of shares of the Company's common stock initially underlying the 2027 Notes in the aggregate for approximately $37.27 per share, which is subject to anti-dilution adjustments substantially similar to those in the 2027 Notes. The Convertible Note Hedges will expire upon the maturity of the 2027 Notes, if not earlier exercised. The Convertible Note Hedges are expected to reduce the potential dilution to the common stock upon the conversion of the 2027 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2027 Notes, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the Convertible Note Hedges, is greater than the strike price of the Convertible Note Hedges, which initially corresponds to the initial conversion price of the 2027 Notes, or approximately $37.27 per share of the common stock. The Convertible Note Hedges are separate transactions, entered into by the Company with each of the Counterparties, and are not part of the terms of the 2027 Notes. Holders of the 2027 Notes do not have any rights with respect to the Convertible Note Hedges. The Company used approximately $72.6 million of the net proceeds from the offering of the 2027 Notes to pay the cost of the Convertible Note Hedges. The Convertible Note Hedges are recorded in additional paid-in capital in the Balance Sheets as they do not require classification outside of equity pursuant to Accounting Standards Codification ("ASC") 480 and qualify for equity classification pursuant to ASC 815.
Warrant Transactions
On October 6, 2022 and on October 19, 2022, the Company separately entered into privately negotiated warrant transactions (the "Warrants") with the Counterparties whereby the holders of the Warrants have the option to acquire, collectively, subject to customary adjustments, approximately 8.6 million shares of the Company's common stock at an initial strike price of approximately $51.15 per share. The Warrants were sold in private placements to the Counterparties pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), afforded by Section 4(a)(2) of the Securities Act. If the market price per share of the common stock, as measured under the terms of the Warrants, exceeds the strike price of the Warrants, the Warrants could have a dilutive effect on the common stock, unless the Company elects, subject to certain conditions, to settle the Warrants in cash. The Warrants will expire over a period beginning in February 2028.
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
In combination, the Convertible Note Hedges and the Warrants are intended to synthetically increase the strike price of the conversion option of the 2027 Notes from approximately $37.27 to $51.15 (subject to adjustment in accordance with the terms of the agreements governing such transactions), with the expected result of reducing the dilutive effect of the 2027 Notes in exchange for a net cash premium of $29.7 million.
Exchange of 2027 Notes and Related Unwinding of Convertible Note Hedges and Warrants
On October 7, 2025, the Company entered into separate, privately-negotiated exchange agreements with certain holders of the 2027 Notes (the "2025 Exchange of 2027 Notes"). Pursuant to the 2025 Exchange of 2027 Notes, on October 14, 2025, the Company used approximately $220.6 million of the net proceeds from the 2030 Notes (discussed below), together with the issuance of 3,036,192 shares of the Company's common stock as consideration for the exchange of approximately $219.0 million aggregate principal amount of the 2027 Notes and accrued interest. The Company accounted for these exchange transactions as an induced conversion. In the three and nine months ended October 26, 2025, in connection with the exchange transactions, the Company recognized an induced conversion expense of $17.6 million recorded in "Interest expense" on the Statements of Operations and an increase to "Additional paid-in capital" of $14.3 million on the Balance Sheets, which included $3.3 million from the write-off of deferred financing costs.
In connection with the 2025 Exchange of 2027 Notes, the Company also terminated a portion of the Convertible Note Hedges and the Warrants corresponding to the number of 2027 Notes exchanged. The Company received approximately $24.5 million in connection with the termination, which was recorded as an increase to additional paid-in capital on the Balance Sheets.

Convertible Senior Notes Due 2028
On October 26, 2023, the Company issued and sold $250.0 million in aggregate principal amount of 4.00% Convertible Senior Notes due 2028 (the "2028 Notes") in a private placement. The 2028 Notes were issued pursuant to an indenture, dated October 26, 2023, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (the "2028 Indenture"). The 2028 Notes were jointly and severally and fully and unconditionally guaranteed by each of the Company's current and future direct and indirect wholly-owned domestic subsidiaries that guaranteed its borrowings under its Credit Agreement. The 2028 Notes bore interest at a rate of 4.00% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2024. The 2028 Notes were scheduled to mature on November 1, 2028, unless earlier converted, redeemed or repurchased. As of October 26, 2025, as a result of the exchange transactions discussed below, no amounts remain outstanding under the 2028 Notes.
The initial conversion rate of the 2028 Notes was 49.0810 shares of the Company's common stock per $1,000 principal amount of 2028 Notes (which was equivalent to an initial conversion price of approximately $20.37 per share). The conversion rate was subject to adjustment upon the occurrence of certain events specified in the 2028 Indenture but was not adjusted for accrued and unpaid interest. In addition, upon the occurrence of a Make-Whole Fundamental Change (as defined in the 2028 Indenture) or if the Company delivered a Notice of Redemption (as defined in the 2028 Indenture), the Company would have, in certain circumstances, increased the conversion rate by a number of additional shares of common stock as described in the 2028 Indenture for a holder who elected to convert its 2028 Notes in connection with such Make-Whole Fundamental Change or to convert its 2028 Notes called (or deemed called as provided in the 2028 Indenture) for redemption in connection with such Notice of Redemption.
Prior to the close of business on the business day immediately preceding August 1, 2028, the 2028 Notes would have been convertible at the option of the holders thereof only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ended on January 28, 2024 (and only during such fiscal quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter was greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which, for each trading day of that period, the Trading Price (as defined in the 2028 Indenture), as determined following a request by a holder of the 2028 Notes in accordance with the procedures described in the Indenture, per $1,000 principal amount of the 2028 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; (3) if the Company called such 2028 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2028 Notes called (or deemed called as provided in the 2028 Indenture) for redemption; or (4) upon the occurrence of specified corporate events described in the 2028 Indenture.
Exchanges of 2028 Notes
On July 11, 2024 and July 15, 2024, the Company entered into separate, privately negotiated exchange agreements with certain holders of the 2028 Notes (the "2024 Exchange of 2028 Notes"). Pursuant to the 2024 Exchange of 2028 Notes, on July 24, 2024 certain holders exchanged with the Company approximately $188.1 million in aggregate principal amount of the 2028 Notes held by them for an aggregate of 10,378,431 shares of the Company's common stock, which number of shares was determined over an averaging period that commenced on July 12, 2024. The Company accounted for these exchange transactions as a partial debt extinguishment and recognized a loss on extinguishment of debt equal to the difference between the fair value of the Company's common stock delivered to certain holders of the 2028 Notes and the carrying value of the outstanding debt, accrued interest and third-party fees related to the 2024 Exchange of 2028 Notes. In the nine months ended October 27, 2024, in connection with the exchange transactions, the Company recognized $144.7 million of loss included in "Loss on extinguishment of debt" in the Statements of Operations and $5.5 million of loss resulting from the write-off of deferred financing costs included in "Interest expense" in the Statements of Operations.
On October 7, 2025, the Company entered into separate, privately-negotiated exchange agreements with holders of the 2028 Notes (the "2025 Exchange of 2028 Notes"). Pursuant to the 2025 Exchange of 2028 Notes, on October 14, 2025, the Company used approximately $63.1 million of the net proceeds from the 2030 Notes (discussed below), together with the issuance of 2,217,394 shares of the Company's common stock as consideration for the exchange of the remaining $62.0 million aggregate principal amount of the 2028 Notes and accrued interest. The Company accounted for these exchange transactions as an induced conversion. In the three and nine months ended October 26, 2025, in connection with the exchange transactions, the Company recognized an induced conversion expense of $3.6 million recorded in "Interest expense" on the Statements of Operations and an increase to "Additional paid-in capital" of $2.2 million on the Balance Sheets, which included $1.3 million from the write-off of deferred financing costs.

Convertible Senior Notes Due 2030
On October 10, 2025, the Company issued and sold $402.5 million in aggregate principal amount of 0% Convertible Senior Notes due 2030 (the "2030 Notes") in a private placement. The 2030 Notes were issued pursuant to an indenture, dated October 10, 2025, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (the "2030 Indenture"). The 2030 Notes are jointly and severally and fully and unconditionally guaranteed by each of the Company's current and future direct and indirect wholly-owned domestic subsidiaries that guarantee its borrowings under its Credit Agreement. The 2030 Notes do not bear any interest and will mature on October 15, 2030, unless earlier converted, redeemed or repurchased. As of October 26, 2025, $402.5 million of the 2030 Notes remain outstanding.
The initial conversion rate of the 2030 Notes is 9.8964 shares of the Company's common stock per $1,000 principal amount of 2030 Notes (which is equivalent to an initial conversion price of approximately $101.05 per share). The conversion rate is subject to adjustment upon the occurrence of certain events specified in the 2030 Indenture. In addition, upon the occurrence of a Make-Whole Fundamental Change (as defined in the 2030 Indenture) or if the Company delivers a Notice of Redemption (as defined in the 2030 Indenture), the Company will, in certain circumstances, increase the conversion rate by a number of additional shares of common stock as described in the 2030 Indenture for a holder who elects to convert its 2030 Notes in connection with such Make-Whole Fundamental Change or to convert its 2030 Notes called (or deemed called as provided in the 2030 Indenture) for redemption in connection with such Notice of Redemption, as the case may be.
Prior to the close of business on the business day immediately preceding July 15, 2030, the 2030 Notes are convertible at the option of the holders thereof only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on January 25, 2026 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the 2030 Notes for each trading day of that period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate for the 2030 Notes on each such trading day; (3) if the Company calls such 2030 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date, but only with respect to the 2030 Notes called (or deemed called) for redemption; or (4) upon the occurrence of specified corporate events described in the 2030 Indenture. As of October 26, 2025, none of the conditions allowing holders of the 2030 Notes to convert had been met. On or after July 15, 2030, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2030 Notes, regardless of the foregoing circumstances. Upon conversion, the Company will settle conversions by paying cash up to the aggregate principal amount of the 2030 Notes being converted and paying or delivering, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2030 Notes being converted.
The 2030 Notes will not be redeemable before October 20, 2028. The 2030 Notes will be redeemable, in whole or in part (subject to certain limitations), for cash at the Company’s option at any time, and from time to time, on or after October 20, 2028, and prior to the 21st scheduled trading day immediately preceding the maturity date, but only if the last reported sale price per share of the Company’s common stock has been at least 130% of the conversion price for the 2030 Notes then in effect on (i) each of at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption and (ii) the trading day immediately preceding the date the Company sends such notice, at a redemption price equal to 100% of the principal amount of the 2030 Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date. If the Company elects to redeem fewer than all of the outstanding 2030 Notes, at least $75.0 million aggregate principal amount of 2030 Notes must be outstanding and not subject to redemption as of the relevant redemption date. No sinking fund is provided for the 2030 Notes, which means that the Company is not required to redeem or retire the 2030 Notes periodically.
Capped Call Transactions
On October 7, 2025 and on October 8, 2025, the Company entered into privately negotiated capped call transactions (the "Capped Calls") with various financial institutions (collectively, the "Option Counterparties"). The Capped Calls cover, subject to customary adjustments, the number of shares of common stock that initially underlie the 2030 Notes sold. The Capped Calls have an initial strike price of approximately $101.05 per share, subject to adjustments, which corresponds to the approximate initial conversion price of the 2030 Notes. The Capped Calls are expected generally to reduce potential dilution to the common stock upon any conversion of 2030 Notes and/or offset any cash payments the Company would be required to make in excess of the principal amount of converted 2030 Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. If, however, the market price per share of common stock exceeds the cap price of the Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the common stock exceeds the cap price. The cap price of the Capped Calls is initially approximately $141.82 per share, which represents a premium of 100% over the last reported sale price of the common stock of $70.91 per share on October 7, 2025, and is subject to certain customary adjustments under the terms of the Capped Calls.
The Capped Calls are separate transactions, entered into by the Company with each of the Option Counterparties, and are not part of the terms of the 2030 Notes. Holders of the 2030 Notes do not have any rights with respect to the Capped Calls. The Company paid approximately $31.4 million for the Capped Calls. The Capped Calls are recorded in additional paid-in capital in the Balance Sheets as they do not require classification outside of equity pursuant to ASC 480 and qualify for equity classification pursuant to ASC 815.
Interest Expense
Interest expense was comprised of the following components for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands)	October 26, 2025	October 27, 2024	October 26, 2025	October 27, 2024
Contractual interest	$3,435	$21,323	$13,609	$68,470
Amortization of deferred financing costs	1,172	2,056	3,697	6,814
Write-off of deferred financing costs	1,872	—	2,388	5,497
Interest swap agreement	(37)	(2,572)	(232)	(8,167)
Interest rate swap termination	(655)	—	(1,858)	—
Induced conversion expense	21,188	—	21,188	—
Total interest expense	$26,975	$20,807	$38,792	$72,614
As of October 26, 2025 and January 26, 2025, there was $3.4 million and $2.9 million, respectively, outstanding under the letters of credit under the Revolving Credit Facility.

Note 9: Income Taxes
The Company's effective tax rate differs from the statutory federal income tax rate of 21% primarily due to the regional mix of income, changes in valuation allowance, research and development ("R&D") tax credits and impact of global intangible low-taxed income ("GILTI"). The Tax Cuts and Jobs Act ("TCJA") requires R&D costs incurred for tax years beginning after December 31, 2021 to be capitalized and amortized ratably over five or fifteen years for tax purposes, depending on where the research activities are conducted. The Company has elected to treat GILTI as a period cost and the additional capitalization of foreign R&D costs within GILTI increases the Company's provision for income taxes. On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law in the U.S. The OBBBA modifies certain elements of the TCJA, including permanently changing the limitation on the deduction of business interest expense, as well as making permanent the immediate deduction for domestic R&D expenses. The remaining provisions of the OBBBA have multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. As the Company maintains a full valuation allowance on its U.S. deferred tax assets, the enactment of the legislation did not have a material impact on the Company's effective tax rate as of October 26, 2025. This legislation may be subject to further clarification and the issuance of interpretive guidance; however, the remaining provisions of the OBBBA are not expected to have a material effect on the Company’s consolidated financial statements. The Company will continue to monitor the potential future impacts of the OBBBA, including provisions that become effective in subsequent periods, and will reflect any material changes in its financial statements when appropriate.
In December 2021, the Organization for Economic Cooperation and Development published a framework for a new global minimum tax of 15% ("Pillar Two") on income arising in low-tax jurisdictions, and certain governments in countries where the Company operates have enacted local Pillar Two legislation, with an effective date from January 1, 2024. The Company currently does not expect Pillar Two to have a material impact on its provision for income taxes for the fiscal year ending January 25, 2026.
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (before the federal impact of state items) is as follows:

(in thousands)
Balance at January 26, 2025	$20,966
Additions based on tax positions related to the current fiscal year	1,356
Additions based on tax positions related to prior fiscal years	81
Balance at October 26, 2025	$22,403
Included in the balance of gross unrecognized tax benefits at October 26, 2025 and January 26, 2025 are $5.5 million and $4.8 million, respectively, of net tax benefits (after the federal impact of state items), that, if recognized, would impact the effective tax rate, prior to consideration of any required valuation allowance. The Company does not anticipate any events to occur during the next twelve months that would materially reduce the unrealized tax benefit as currently stated in the Company's condensed consolidated balance sheets.
The liability for UTP is reflected in the Balance Sheets as follows:

(in thousands)	October 26, 2025	January 26, 2025
Deferred tax assets - non-current	$14,973	$14,255
Other long-term liabilities	5,490	4,775
Total accrued taxes	$20,463	$19,030
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
The Company's regional income or loss before taxes and equity method income or loss was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 26, 2025	October 27, 2024	October 26, 2025	October 27, 2024
Domestic	$(22,268)	$(11,147)	$(32,411)	$(200,607)
Foreign	26,713	7,580	41,599	10,707
Total	$4,445	$(3,567)	$9,188	$(189,900)

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
The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 26, 2025	October 27, 2024	October 26, 2025	October 27, 2024
Operating lease cost	$1,824	$1,801	$5,399	$5,497
Short-term lease cost	17	22	59	186
Sublease income	(132)	(136)	(391)	(432)
Total lease cost	$1,709	$1,687	$5,067	$5,251
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
(in thousands)	October 26, 2025	October 27, 2024
Cash paid for amounts included in the measurement of lease liabilities	$5,891	$6,051
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,445	$2,603

October 26, 2025
Weighted-average remaining lease term–operating leases (in years)	4.4
Weighted-average discount rate on remaining lease payments–operating leases	6.9%
Supplemental balance sheet information related to leases was as follows:

(in thousands)	October 26, 2025	January 26, 2025
Operating lease right-of-use assets in "Other assets"	$22,148	$21,729

Operating lease liabilities in "Accrued liabilities"	$6,526	$6,006
Operating lease liabilities in "Other long-term liabilities"	18,821	18,502
Total operating lease liabilities	$25,347	$24,508
Maturities of lease liabilities as of October 26, 2025 are as follows:

(in thousands)
Fiscal Year Ending:
2026 (remaining three months)	$2,040
2027	7,830
2028	6,634
2029	5,286
2030	3,362
Thereafter	4,358
Total lease payments	29,510
Less: imputed interest	(4,163)
Total	$25,347

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
On February 20, 2025, February 25, 2025 and March 7, 2025, three Company stockholders filed separate, but substantively identical, putative class action complaints against the Company and certain of its current officers, Hong Q. Hou and Mark Lin, in the U.S. District Court for the Central District of California on behalf of persons and entities that purchased or otherwise acquired Company securities between August 27, 2024 and February 7, 2025. On June 9, 2025, the court entered an order consolidating the three actions (the "Securities Action"), appointing Luis Collazos as Lead Plaintiff, and Block & Leviton, LLP as Lead Counsel. On July 14, 2025, Lead Plaintiff filed a consolidated putative class action complaint (the "Consolidated Complaint") against the Company, Hou and Lin, on behalf of persons and entities that purchased or otherwise acquired Company securities between October 10, 2024 and February 7, 2025. The Consolidated Complaint asserts Exchange Act violations related to the Company’s disclosure surrounding its CopperEdgeTM products. Lead Plaintiff seeks compensatory damages and other relief. The Company, Hou and Lin filed a motion to dismiss the Consolidated Complaint on August 11, 2025, which the Court granted in part, and denied in part on October 8, 2025. At this stage, the Company is unable to form a conclusion as to the likelihood of an unfavorable outcome or an estimate of the amount or range of any possible loss resulting from the alleged claims.
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
The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based on the latest determinations by the RWQCB and the most recent actions taken pursuant to the remedial action plan, the Company estimates the total range of probable loss to be between $9.1 million and $9.4 million. To date, the Company has made $7.9 million in payments towards the remedial action plan. As of October 26, 2025, the estimated range of probable loss remaining was between $1.2 million and $1.5 million. Given the uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss. Therefore, the Company has recorded the minimum amount of probable loss and as of October 26, 2025, has a remaining accrual of $1.2 million related to this matter. These estimates could change as a result of changes in planned remedial actions, further actions from the regulatory agency, remediation technology, and other factors.
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
The Company's liability for the deferred compensation plan is presented below:

(in thousands)	October 26, 2025	January 26, 2025
Accrued liabilities	$3,099	$2,930
Other long-term liabilities	42,871	36,381
Total deferred compensation liabilities under this plan	$45,970	$39,311
The Company has purchased whole life insurance on the lives of certain current deferred compensation plan participants. This corporate-owned life insurance is held in a grantor trust and is intended to cover a majority of the Company's costs of the deferred compensation plan.
The cash surrender value of the corporate-owned life insurance was $46.3 million and $34.9 million as of October 26, 2025 and January 26, 2025, respectively, and is included in "Other assets" in the Balance Sheets.

Note 12: Restructuring
From time to time, the Company takes steps to realign the business to focus on high-growth areas, provide customer value and make the Company more efficient. As a result, the Company has re-aligned resources and infrastructure, which resulted in restructuring charges related to one-time employee termination benefits of $0.7 million and $3.4 million in the three and nine months ended October 26, 2025, compared to restructuring charges of $0.7 million and $4.5 million in the three and nine months ended October 27, 2024, which resulted from the realization of synergies of the Sierra Wireless Acquisition. Restructuring related liabilities are included in "Accrued liabilities" in the Balance Sheets and restructuring charges were included in "Restructuring" in the Statements of Operations.
Restructuring activity is summarized as follows:

(in thousands)	One-time employee termination benefits	Other restructuring	Total
Balance at January 26, 2025	$787	$—	$787
Charges	3,425	21	3,446
Cash payments	(3,813)	(21)	(3,834)
Balance at October 26, 2025	$399	$—	$399

Note 13: Concentration of Risk
The following significant customers accounted for at least 10% of the Company's net sales in one or more of the periods indicated:

	Three Months Ended		Nine Months Ended
(percentage of net sales) (1)	October 26, 2025	October 27, 2024	October 26, 2025	October 27, 2024
Customer A	14%	13%	13%	13%
Customer B	12%	11%	10%	11%
(1) In each period with an asterisk, the customer represented less than 10% of the Company's net sales.
The following table shows the customers that have an outstanding receivable balance that represents at least 10% of the Company's total net receivables as of one or more of the dates indicated:

(percentage of net receivables) (1)	October 26, 2025	January 26, 2025
Customer A	11%	12%
Customer B	16%	*
Customer C	13%	12%
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
Net sales and gross profit by reportable segment were as follows:

	Three Months Ended October 26, 2025
(in thousands)	Signal Integrity	Analog Mixed Signal and Wireless	Total Semiconductor Products	IoT Systems and Connectivity	Unallocated(1)	Total
Net sales	$81,614	$97,037	$178,651	$88,320	$—	$266,971
Segment cost of sales	28,457	40,750	69,207	55,956	3,330	128,493
Segment gross profit	$53,157	$56,287	$109,444	$32,364	$(3,330)	$138,478

Segment gross margin	65.1%	58.0%	61.3%	36.6%	NM(2)
Gross margin						51.9%
(1) Unallocated includes share-based compensation, and amortization of acquired technology
(2) Not meaningful

	Nine Months Ended October 26, 2025
(in thousands)	Signal Integrity	Analog Mixed Signal and Wireless	Total Semiconductor Products	IoT Systems and Connectivity	Unallocated(1)	Total
Net sales	$231,893	$279,702	$511,595	$264,025	$—	$775,620
Segment cost of sales	82,713	112,410	195,123	166,684	9,941	371,748
Segment gross profit	$149,180	$167,292	$316,472	$97,341	$(9,941)	$403,872

Segment gross margin	64.3%	59.8%	61.9%	36.9%	NM(2)
Gross margin						52.1%
(1) Unallocated includes share-based compensation, and amortization of acquired technology
(2) Not meaningful

	Three Months Ended October 27, 2024
(in thousands)	Signal Integrity	Analog Mixed Signal and Wireless	Total Semiconductor Products	IoT Systems and Connectivity	Unallocated(1)	Total
Net sales	$71,509	$82,829	$154,338	$82,487	$—	$236,825
Segment cost of sales	26,386	35,474	61,860	48,656	5,341	115,857
Segment gross profit	$45,123	$47,355	$92,478	$33,831	$(5,341)	$120,968

Segment gross margin	63.1%	57.2%	59.9%	41.0%	NM(2)
Gross margin						51.1%
(1) Unallocated includes share-based compensation, and amortization of acquired technology
(2) Not meaningful

	Nine Months Ended October 27, 2024
(in thousands)	Signal Integrity	Analog Mixed Signal and Wireless	Total Semiconductor Products	IoT Systems and Connectivity	Unallocated(1)	Total
Net sales	$189,242	$237,484	$426,726	$231,559	$—	$658,285
Segment cost of sales	72,590	104,026	176,616	143,523	12,122	332,261
Segment gross profit	$116,652	$133,458	$250,110	$88,036	$(12,122)	$326,024

Segment gross margin	61.6%	56.2%	58.6%	38.0%	NM(2)
Gross margin						49.5%
(1) Unallocated includes share-based compensation, and amortization of acquired technology
(2) Not meaningful
Geographic Information
Net sales activity by geographic region was as follows:

	Three Months Ended		Nine Months Ended
(percentage of total net sales)	October 26, 2025	October 27, 2024	October 26, 2025	October 27, 2024
Asia-Pacific	68%	63%	65%	64%
North America	23%	23%	23%	22%
Europe	9%	14%	12%	14%
	100%	100%	100%	100%
The Company attributes sales to a country based on the ship-to address. The table below summarizes sales activity to geographies that represented greater than 10% of total sales for at least one of the periods presented:

	Three Months Ended		Nine Months Ended
(percentage of total net sales)	October 26, 2025	October 27, 2024	October 26, 2025	October 27, 2024
China (including Hong Kong)	49%	44%	46%	44%
United States	19%	21%	19%	21%
Although a large percentage of the Company's products is shipped into the Asia-Pacific region, a significant number of products produced by these customers and incorporating the Company's semiconductor products are then sold outside this region.

Note 15: Stock Repurchase Program
The Company maintains a stock repurchase program that was initially approved by its board of directors (the "Board of Directors") in March 2008. The stock repurchase program does not have an expiration date and the Board of Directors has authorized expansion of the program over the years. On March 11, 2021, the Board of Directors approved the expansion of the stock repurchase program by an additional $350.0 million. There was no activity under the stock repurchase program during the three and nine months ended October 26, 2025 and October 27, 2024. As of October 26, 2025, the remaining authorization under the program was $209.4 million. Under the program, the Company may repurchase its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. The Company's repurchases may be made through Rule 10b5-1 and/or Rule 10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. To the extent the Company repurchases any shares of its common stock under the program in the future, the Company expects to fund such repurchases from cash on hand and borrowings on its Revolving Credit Facility. The Company has no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.

Note 16: Derivatives and Hedging Activities
The Company is exposed to certain risks arising from both its business operations and economic conditions and principally manages its exposures to such risks through management of its core business activities. The Company, on a routine basis and in the normal course of business, experiences expenses denominated in foreign currencies, which include, but are not limited to, the Canadian Dollar ("CAD") and the Great British Pound ("GBP"). Such expenses expose the Company to exchange rate fluctuations between these foreign currencies and the U.S. Dollar ("USD"). The Company occasionally uses derivative financial instruments, in the form of forward contracts, to mitigate a portion of the risk associated with adverse movements in these foreign currency exchange rates during a twelve-month window. Currency forward contracts involve fixing the exchange rate for delivery of a specified amount of foreign currency on a specified date. The Company's accounting treatment for these instruments is based on whether or not the instruments are designated as a hedging instrument. The Company applied hedge accounting to all foreign currency derivatives and designated these hedges as cash flow hedges.
The Company's foreign exchange contracts had the following outstanding balances:

	October 26, 2025			January 26, 2025
(in thousands, except number of instruments data)	Number of Instruments	Sell Notional Value	Buy Notional Value	Number of Instruments	Sell Notional Value	Buy Notional Value
Sell USD/Buy CAD Forward Contract	6	$6,919	$9,500	—	$—	$—
Sell USD/Buy GBP Forward Contract	6	$2,441	£1,800	—	$—	£—
Total	12			—
These foreign currency forward contracts were designated as cash flow hedges and the unrealized gains or losses, net of tax, were recorded as a component of "Accumulated other comprehensive income or loss, net" ("AOCI") in the Balance Sheets. The effective portions of the cash flow hedges were recorded in AOCI until the hedged items were recognized in either "Selling, general and administrative expense" or "Product development and engineering expense" in the Statements of Operations once the foreign exchange contract matured, offsetting the underlying hedged expenses. Any ineffective portions of the cash flow hedges were recorded in "Non-operating income, net" in the Statements of Operations. The Company presents its derivative assets and liabilities at their gross fair values in the Balance Sheets.
In the first quarter of fiscal year 2024, the Company entered into an interest rate swap agreement with a 2.75 year term to hedge the variability of interest payments on $150.0 million of debt outstanding on the Term Loans at a Term SOFR rate of 3.58%, plus a variable margin and spread based on the Company's consolidated leverage ratio. This interest rate swap agreement was partially terminated in the second quarter of fiscal year 2026 and fully terminated in the third quarter of fiscal year 2026.
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
The interest rate swap agreements have been designated as cash flow hedges and unrealized gains or losses, net of income tax, are recorded as a component of AOCI in the Balance Sheets. As the various settlements are made on a monthly basis, the realized gain or loss on the settlements are recorded in "Interest expense" in the Statements of Operations. The interest rate swap agreements resulted in an immaterial realized gain for the three months ended October 26, 2025, compared to a realized gain of $2.6 million for the three months ended October 27, 2024. The interest rate swap agreements resulted in a realized gain of $0.2 million for the nine months ended October 26, 2025, compared to a realized gain of $8.2 million for the nine months ended October 27, 2024.

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
Analog Mixed Signal and Wireless. We design, develop, manufacture and market high-performance protection devices, which are often referred to as transient voltage suppressors ("TVS") and specialized sensing products. TVS devices provide protection for electronic systems where voltage spikes (called transients), such as electrostatic discharge, electrical over stress or secondary lightning surge energy, can permanently damage sensitive ICs. Our portfolio of protection solutions include filter and termination devices that are integrated with the TVS device. Our products provide robust protection while preserving signal integrity in high-speed communications, networking and video interfaces. These products also operate at very low voltage. Our protection products can be found in a broad range of applications including smart phones, LCD and organic light-emitting diode TVs and displays, set-top boxes, monitors and displays, tablets, computers, notebooks, base stations, routers, automobile and industrial systems. Our unique sensing technology enables proximity sensing and advanced user interface solutions for our mobile and consumer products. We also design, develop, manufacture and market a portfolio of specialized radio frequency products used in a wide variety of industrial, medical and communications applications. Our wireless products, which include our LoRa® devices and wireless radio frequency technology, feature industry leading and longest-range industrial, scientific and medical radio, enabling a lower total cost of ownership and increased reliability. These features make these products particularly suitable for machine-to-machine and IoT applications. We also design, develop, and market power product devices that control, alter, regulate, and condition the power within electronic systems focused on the LoRa and IoT infrastructure segment. The highest volume product types within this category are switching voltage regulators, combination switching and linear regulators, smart regulators, isolated switches, and wireless charging. Our video products offer advanced solutions for highly differentiated audio video-over-IP technology for professional audio video applications.
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

Our net sales by reportable segment were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 26, 2025	October 27, 2024	October 26, 2025	October 27, 2024
Signal Integrity	$81,614	$71,509	$231,893	$189,242
Analog Mixed Signal and Wireless	97,037	82,829	279,702	237,484
IoT Systems and Connectivity	88,320	82,487	264,025	231,559
Total	$266,971	$236,825	$775,620	$658,285
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
Recent Developments
Financing
On October 10, 2025, the Company issued and sold $402.5 million in aggregate principal amount of 0% Convertible Senior Notes due 2030 (the "2030 Notes") in a private placement. The 2030 Notes were issued pursuant to an indenture, dated October 10, 2025, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (the "2030 Indenture"). The 2030 Notes are jointly and severally and fully and unconditionally guaranteed by each of the Company's current and future direct and indirect wholly-owned domestic subsidiaries that guarantee its borrowings under its Credit Agreement (defined below). The 2030 Notes do not bear any interest and will mature on October 15, 2030, unless earlier converted, redeemed or repurchased. See Note 8, Long-Term Debt to our interim unaudited condensed consolidated financial statements for additional information regarding the 2030 Notes.
On October 7, 2025, the Company entered into separate, privately-negotiated exchange agreements (the "2025 Exchange of 2027 Notes") with certain holders of our 1.625% Convertible Senior Notes due 2027 (the "2027 Notes"). Pursuant to the 2025 Exchange of 2027 Notes, on October 14, 2025, the Company used approximately $220.6 million of the net proceeds from the 2030 Notes, together with the issuance of 3,036,192 shares of the Company's common stock as consideration for the exchange of approximately $219.0 million aggregate principal amount of the 2027 Notes and accrued interest. The Company accounted for these exchange transactions as an induced conversion. In the three and nine months ended October 26, 2025, in connection with the exchange transactions, the Company recognized an induced conversion expense of $17.6 million recorded in "Interest expense" on the Statements of Operations and an increase to "Additional paid-in capital" of $14.3 million on the Balance Sheets, which included $3.3 million from the write-off of deferred financing costs.
In connection with the 2025 Exchange of 2027 Notes, the Company also terminated the Convertible Note Hedges and Warrants corresponding to the number of 2027 Notes exchanged. The Company received approximately $24.5 million in connection with the termination, which was recorded as an increase to additional paid-in capital on the Balance Sheets.
On October 7, 2025, the Company entered into separate, privately-negotiated exchange agreements (the "2025 Exchange of 2028 Notes") with holders of our 4.00% Convertible Senior Notes due 2028 (the "2028 Notes"). Pursuant to the 2025 Exchange of 2028 Notes, on October 14, 2025, the Company used approximately $63.1 million of the net proceeds from the 2030 Notes, together with the issuance of 2,217,394 shares of the Company's common stock as consideration for the exchange of the remaining $62.0 million aggregate principal amount of the 2028 Notes and accrued interest. The Company accounted for these exchange transactions as an induced conversion. In the three and nine months ended October 26, 2025, in connection with the exchange transactions, the Company recognized an induced conversion expense of $3.6 million recorded in "Interest expense" on the Statements of Operations and an increase to "Additional paid-in capital" of $2.2 million on the Balance Sheets, which included $1.3 million from the write-off of deferred financing costs.

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
Factors Affecting Our Performance
Most of our sales to customers are made on the basis of individual customer purchase orders and many customers include cancellation provisions in their purchase orders. We rely on orders received and shipped within the same quarter for a meaningful portion of our sales. Net sales made through independent distributors during the third quarters of fiscal years 2026 and 2025 were 76% and 72%, respectively, of net sales and the remainder were made directly to customers.
We are a global business with customers and suppliers around the world. A significant amount of our third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located outside the United States, including China, Israel, Japan, Taiwan and Vietnam. A significant amount of our assembly and test operations are conducted by third-party contractors located outside the United States, including China, Malaysia, Taiwan and Vietnam. Net sales outside the United States constituted 81% and 79% during the third quarters of fiscal years 2026 and 2025, respectively. Approximately 68% and 63% of our net sales during the third quarters of fiscal years 2026 and 2025, respectively, were to customers located in the Asia-Pacific region. We are subject to export restrictions and trade regulations, which have limited our ability to sell to certain customers in certain regions. In addition, changes in tariffs or the imposition of retaliatory tariffs may impact our net sales, gross profit, and gross margin if we are unable to pass higher costs on to our customers.
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

Results of Operations
Comparisons of the Three and Nine Months Ended October 26, 2025 and October 27, 2024
Net Sales
The following table summarizes our net sales by major end markets:

	Three Months Ended			Nine Months Ended
	October 26, 2025	October 27, 2024		October 26, 2025	October 27, 2024
(in thousands, except percentages)	Net Sales	Net Sales	Change	Net Sales	Net Sales	Change
Infrastructure	$77,901	$65,801	18%	$224,085	$174,720	28%
High-End Consumer	41,860	40,019	5%	118,470	111,638	6%
Industrial	147,210	131,005	12%	433,065	371,927	16%
Total	$266,971	$236,825	13%	$775,620	$658,285	18%
Net sales in the third quarter of fiscal year 2026 were $267.0 million, an increase of 12.7% compared to $236.8 million in the third quarter of fiscal year 2025, which was primarily driven by higher net sales from our industrial and infrastructure end markets due to stronger demand and increased sales volume. Net sales from our industrial end market increased $16.2 million in the third quarter of fiscal year 2026 compared to the third quarter of fiscal year 2025, primarily driven by an approximately $11.5 million increase in LoRa-enabled sales in industrial applications and approximately $7.3 million increase in IoT Hardware sales, partially offset by an approximately $1.5 million decrease in managed connectivity sales and approximately $1.1 million decrease in broadcast sales. Net sales from our infrastructure end market increased $12.1 million in the third quarter of fiscal year 2026 compared to the third quarter of fiscal year 2025, primarily driven by an approximately $13.1 million increase in data center sales, partially offset by an approximately $1.9 million decrease in telecommunications sales. Net sales from our high-end consumer end market increased $1.8 million in the third quarter of fiscal year 2026 compared to the third quarter of fiscal year 2025, primarily driven by an approximately $1.3 million increase in consumer TVS product sales.
Net sales for the first nine months of fiscal year 2026 were $775.6 million, an increase of 17.8% compared to $658.3 million for the first nine months of fiscal year 2025, which was primarily driven by higher net sales from our industrial and infrastructure end markets due to stronger demand and increased sales volume. Net sales from our industrial end market increased $61.1 million for the first nine months of fiscal year 2026 versus the same prior year period, primarily driven by an approximately $37.1 million increase in LoRa-enabled sales in industrial applications and approximately $35.0 million increase in IoT Hardware sales, partially offset by an approximately $8.1 million decrease in other wireless and sensing products sales and approximately $3.4 million decrease in broadcast sales. Net sales from our infrastructure end market increased $49.4 million for the first nine months of fiscal year 2026 versus the same prior year period, primarily driven by an approximately $68.5 million increase in data center sales, partially offset by an approximately $21.8 million decrease in telecommunications sales. Net sales from our high-end consumer end market increased $6.8 million during the first nine months of fiscal year 2026 versus the same prior year period, primarily driven by a $4.5 million increase in consumer TVS product sales and approximately $2.4 million increase in proximity sensing product sales.
The following table summarizes our net sales by reportable segment:

	Three Months Ended			Nine Months Ended
	October 26, 2025	October 27, 2024		October 26, 2025	October 27, 2024
(in thousands, except percentages)	Net Sales	Net Sales	Change	Net Sales	Net Sales	Change
Signal Integrity	$81,614	$71,509	14%	$231,893	$189,242	23%
Analog Mixed Signal and Wireless	97,037	82,829	17%	279,702	237,484	18%
IoT Systems and Connectivity	88,320	82,487	7%	264,025	231,559	14%
Total	$266,971	$236,825	13%	$775,620	$658,285	18%
Net sales in the third quarter of fiscal year 2026, as compared to the third quarter of fiscal year 2025, benefited from stronger demand and increased sales volumes in all the reportable segments. Net sales from Analog Mixed Signal and Wireless increased $14.2 million in the third quarter of fiscal year 2026 compared to the third quarter of fiscal year 2025, primarily driven by an approximately $11.8 million increase in LoRa-enabled product sales and approximately $2.5 million increase in total TVS product sales. Net sales from Signal Integrity increased $10.1 million in the third quarter of fiscal year 2026 compared to the third quarter of fiscal year 2025, primarily driven by an approximately $13.1 million increase in data center sales, partially offset by an approximately $1.9 million decrease in telecommunications sales and approximately $1.1 million decrease in broadcast sales. Net sales from IoT Systems and Connectivity increased $5.8 million in the third quarter of fiscal year 2026 compared to the third quarter of fiscal year 2025, primarily driven by an approximately $7.3 million increase in IoT

Hardware sales, partially offset by an approximately $1.5 million decrease in managed connectivity sales.
Net sales from Signal Integrity increased $42.7 million in the first nine months of fiscal year 2026 versus the same prior year period, primarily driven by an approximately $68.5 million increase in data center sales, partially offset by an approximately $21.8 million decrease in telecommunications sales and approximately $3.4 million decrease in broadcast sales. Net sales from Analog Mixed Signal and Wireless increased $42.2 million in the first nine months of fiscal year 2026 versus the same prior year period, primarily driven by an approximately $37.4 million increase in LoRa-enabled product sales and approximately $9.9 million increase in total TVS product sales, partially offset by an approximately $8.1 million decrease in other wireless and sensing product sales. Net sales from IoT Systems and Connectivity increased $32.5 million in the first nine months of fiscal year 2026 versus the same prior year period, primarily driven by an approximately $35.0 million increase in IoT Hardware sales, partially offset by an approximately $2.5 million decrease in managed connectivity sales.
Gross Profit
The following table summarizes our gross profit and gross margin by reportable segment:

	Three Months Ended				Nine Months Ended
	October 26, 2025		October 27, 2024		October 26, 2025		October 27, 2024
(in thousands, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Signal Integrity	$53,157	65.1%	$45,123	63.1%	$149,180	64.3%	$116,652	61.6%
Analog Mixed Signal and Wireless	56,287	58.0%	47,355	57.2%	167,292	59.8%	133,458	56.2%
IoT Systems and Connectivity	32,364	36.6%	33,831	41.0%	97,341	36.9%	88,036	38.0%
Unallocated costs [1]	(3,330)		(5,341)		(9,941)		(12,122)
Total	$138,478	51.9%	$120,968	51.1%	$403,872	52.1%	$326,024	49.5%
[1] Unallocated costs includes share-based compensation and amortization of acquired technology
In the third quarter of fiscal year 2026, gross profit increased $17.5 million to $138.5 million from $121.0 million in the third quarter of fiscal year 2025. This increase was primarily driven by an approximately $8.9 million increase from Analog Mixed Signal and Wireless, which experienced higher sales led by LoRa-enabled products due to stronger demand, an approximately $8.0 million increase from Signal Integrity, which experienced higher sales led by data center sales due to stronger demand, partially offset by lower telecommunications sales, and an approximately $1.5 million decrease from IoT Systems and Connectivity, primarily driven by higher overhead costs, partially offset by higher IoT Hardware sales due to stronger demand.
Our gross margin was 51.9% in the third quarter of fiscal year 2026, compared to 51.1% in the third quarter of fiscal year 2025. Gross margin for our Signal Integrity segment was 65.1% in the third quarter of fiscal year 2026, compared to 63.1% in the third quarter of fiscal year 2025, primarily due to favorable product mix. Gross margin for our Analog Mixed Signal and Wireless segment was 58.0% in the third quarter of fiscal year 2026, compared to 57.2% in the third quarter of fiscal year 2025, primarily due to favorable product mix. Gross margin for our IoT Systems and Connectivity segment was 36.6% in the third quarter of fiscal year 2026, compared to 41.0% in the third quarter of fiscal year 2025, primarily due to higher overhead costs.
In the first nine months of fiscal year 2026, gross profit increased $77.8 million to $403.9 million from $326.0 million in the first nine months of fiscal year 2025. This increase was primarily due to an approximately $33.8 million increase from Analog Mixed Signal, an approximately $32.5 million increase from Signal Integrity, and an approximately $9.3 million increase from IoT Systems and Connectivity, all of which experienced higher sales due to stronger demand.
Our gross margin was 52.1% in the first nine months of fiscal year 2026, compared to 49.5% in the first nine months of fiscal year 2025. Gross margin from Signal Integrity was 64.3% in the first nine months of fiscal year 2026, compared to 61.6% in the first nine months of fiscal year 2025, primarily due to favorable product mix. Gross margin from Analog Mixed Signal and Wireless was 59.8% in the first nine months of fiscal year 2026, compared to 56.2% in the first nine months of fiscal year 2025, primarily due to favorable product mix. Gross margin from IoT Systems and Connectivity was 36.9% in the first nine months of fiscal year 2026, compared to 38.0% in the first nine months of fiscal year 2025, primarily due to higher overhead costs.

Operating Expenses, net
The following table summarizes our operating expenses, net:

	Three Months Ended		Change	Nine Months Ended		Change
(in thousands, except percentages)	October 26, 2025	October 27, 2024		October 26, 2025	October 27, 2024
Product development and engineering	$49,404	$42,563	16%	$145,131	$124,251	17%
Selling, general and administrative	57,113	59,777	(4)%	162,029	167,835	(3)%
Intangible amortization	148	148	—%	443	737	(40)%
Restructuring	756	695	9%	3,446	4,505	(24)%
Goodwill impairment	—	—	100%	41,991	—	100%
Total operating expenses, net	$107,421	$103,183	4%	$353,040	$297,328	19%
Product Development and Engineering Expenses
Product development and engineering expenses increased $6.8 million in the third quarter of fiscal year 2026 compared to the third quarter of fiscal year 2025 primarily as a result of a $4.1 million increase from new product introduction expenses, a $1.3 million net increase in staffing-related costs from higher salaries, and a $0.8 million increase in facilities expenses.
Product development and engineering expenses increased $20.9 million in the first nine months of fiscal year 2026 compared to the first nine months of fiscal year 2025 primarily as a result of a $12.4 million net increase in staffing-related costs, including higher salaries and supplemental compensation, a $6.2 million increase from new product introduction expenses, and a $2.0 million increase in facilities expenses.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $2.7 million in the third quarter of fiscal year 2026 compared to the third quarter of fiscal year 2025 primarily as a result of a $4.5 million net decrease in staffing-related costs from lower supplemental compensation and share-based compensation, partially offset by a $1.5 million increase in consulting expenses, and a $0.8 million increase in bad debt expense.
Selling, general and administrative expenses decreased $5.8 million in the first nine months of fiscal year 2026 compared to the first nine months of fiscal year 2025 primarily as a result of a $10.0 million net decrease in staffing-related costs driven by lower share-based compensation caused by remeasurement of the cash-settled awards liability, partially offset by a $4.3 million increase in consulting expenses.
Intangible Amortization
Intangible amortization was $0.1 million and $0.1 million for the third quarters of fiscal years 2026 and 2025, respectively, and $0.4 million and $0.7 million for the first nine months of fiscal years 2026 and 2025, respectively. The amortization of acquired technology intangible assets is reflected in cost of sales.
Restructuring
Restructuring expenses increased by $0.1 million in the third quarter of fiscal year 2026 compared to the third quarter of fiscal year 2025, and decreased by $1.1 million for the first nine months of fiscal year 2026 compared to the same period in fiscal year 2025 primarily due to structural reorganization actions in the prior year periods to reduce our workforce as a result of cost-saving measures and internal resource alignment including from the realization of synergies of the Sierra Wireless Acquisition.
Goodwill Impairment
Goodwill impairment was $42.0 million for the first nine months of fiscal year 2026 primarily due to reduced earnings forecasts associated with the IoT Connected Services reporting unit, included in the IoT Systems and Connectivity operating segment, compared to no goodwill impairment recorded in the first nine months of fiscal year 2025. There was no goodwill impairment at any of the Company's other reporting units in the first nine months of fiscal year 2026. There was no goodwill impairment recorded in the third quarters of fiscal years 2026 and 2025.
See Note 7, Goodwill and Intangible Assets, to our interim unaudited condensed consolidated financial statements for additional information.

Interest Expense
Interest expense, including amortization and a write-off of deferred financing costs, increased by $6.2 million to $27.0 million from $20.8 million for the third quarter of fiscal year 2026 compared to the same period in fiscal year 2025, primarily due to the induced conversion expense of $21.2 million in connection with the 2025 Exchange of 2027 Notes and 2025 Exchange of 2028 Notes, partially offset by interest savings as a result of approximately $188.1 million of 2028 Notes extinguished in exchange for common stock in the second quarter of fiscal year 2025, and the full repayment of the Revolving Credit Facility (as defined below) and Term Loans (as defined below) from the fourth quarter of fiscal year 2025 through the third quarter of fiscal year 2026.
Interest expense, including amortization and a write-off of deferred financing costs, decreased by $33.8 million to $38.8 million from $72.6 million for the first nine months of fiscal year 2026 compared to the same period in fiscal year 2025, primarily due to interest savings as a result of approximately $188.1 million of 2028 Notes extinguished in exchange for common stock in the second quarter of fiscal year 2025, and the full repayment of the Revolving Credit Facility (as defined below) and Term Loans (as defined below) from the fourth quarter of fiscal year 2025 through the third quarter of fiscal year 2026, partially offset by the induced conversion expense of $21.2 million in connection with the 2025 Exchange of 2027 Notes and 2025 Exchange of 2028 Notes.
Investment Impairments and Credit Loss Reserves, Net
During the third quarter and first nine months of fiscal year 2026 and third quarter of fiscal year 2025, we did not record any investment impairments and credit loss reserves. During the first nine months of 2025, investment impairments and credit loss reserves, net totaled a loss of $1.1 million due to an other-than-temporary impairment on one of our non-marketable equity investments.
Provision for Income Taxes
We recorded income tax expense of $7.3 million in the third quarter of fiscal year 2026, compared to income tax expense of $4.0 million in the third quarter of fiscal year 2025. The change in our tax provision for the three months ended October 26, 2025, compared to the three months ended October 27, 2024 was primarily due to a regional mix of income and changes in valuation allowance. The effective tax rates in the third quarters of fiscal years 2026 and 2025 differ from the statutory federal income tax rate of 21% primarily due to regional mix of income, changes in valuation allowance, impact of global intangible low-taxed income ("GILTI") and research and development ("R&D") credits. The Tax Cuts and Jobs Act ("TCJA") requires R&D costs incurred for tax years beginning after December 31, 2021 to be capitalized and amortized ratably over five or fifteen years for tax purposes, depending on where the research activities are conducted. We have elected to treat GILTI as a period cost and the additional capitalization of R&D costs within GILTI increases our provision for income taxes. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the TCJA. The OBBBA permanently changes the limitation on the deduction of business interest expense, as well as makes permanent the immediate deduction for domestic R&D expenses. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not have a material impact on our income tax provision for the three and nine months ended October 26, 2025. This legislation may be subject to further clarification and the issuance of interpretive guidance; however, we do not expect a material impact to our effective tax rate for fiscal year 2026 at this time.
In the first nine months of fiscal year 2026, we recorded income tax expense of $20.8 million, compared to income tax expense of $11.2 million in the first nine months of fiscal year 2025. The change in our tax provision for the nine months ended October 26, 2025, compared to the nine months ended October 27, 2024 was primarily due to a regional mix of income, changes in valuation allowance, non-deductibility of goodwill impairment, impact of GILTI and R&D credits. The effective tax rates in the first nine months of fiscal years 2026 and 2025 differ from the statutory federal income tax rate of 21% primarily due to a regional mix of income, changes in valuation allowance, non-deductibility of goodwill impairment, impact of GILTI and R&D credits.
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

We believe that our cash on hand, expected cash generation from future operations and available borrowing capacity under the Revolving Credit Facility are sufficient to meet liquidity requirements for at least the next 12 months, including funds needed for our material cash requirements. As of October 26, 2025, we had $164.7 million in cash and cash equivalents and $451.6 million of available undrawn borrowing capacity on our Revolving Credit Facility, subject to net leverage limitations and customary conditions precedent, including the accuracy of representations and warranties and the absence of defaults. Over the longer-term, we expect to fund our business using cash flows from operating activities.
As of October 26, 2025 and January 26, 2025, there was $3.4 million and $2.9 million, respectively, outstanding under the letters of credit under the Revolving Credit Facility.
A meaningful portion of our capital resources, and the liquidity they represent, are held by our subsidiaries outside of the U.S. As of October 26, 2025, our foreign subsidiaries held $123.3 million of cash and cash equivalents, compared to $139.1 million at January 26, 2025. Our liquidity may be impacted by fluctuating exchange rates. For additional information on exchange rates, see Item 3–Quantitative and Qualitative Disclosures About Market Risk.
In connection with the enactment of the TCJA, all historic and current foreign earnings are taxed in the U.S. Depending on the jurisdiction, these foreign earnings are potentially subject to a withholding tax, if repatriated. As of October 26, 2025, our historical undistributed earnings prior to fiscal year 2023 of our foreign subsidiaries are intended to be permanently reinvested outside of the U.S. With the enactment of the TCJA, which amended the Internal Revenue Code of 1986, all post-1986 previously unremitted earnings for which no U.S. deferred tax liability had been accrued were subject to U.S. tax. As a result of the U.S. taxation of these amounts, we have determined that none of the foreign earnings from fiscal year 2023 onward will be permanently reinvested outside of the U.S. If we needed to remit all or a portion of our historical undistributed earnings to the U.S. for investment in our domestic operations, any such remittance could result in increased tax liabilities and a higher effective tax rate. Determination of the amount of the unrecognized potential deferred tax liability on these unremitted earnings is not practicable.
We expect our future non-operating uses of cash will be for capital expenditures and debt repayment. We expect to fund these cash requirements through cash flows from operating activities.
Credit Agreement
On September 26, 2022, we entered into a third amendment and restatement credit agreement (as amended, restated, supplemented or otherwise modified from time to time, the "Credit Agreement") with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, swing line lender and letter of credit issuer.
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
After effectiveness of the Fourth Amendment, the borrowing capacity on the Revolving Credit Facility is $455.0 million, which is scheduled to mature on January 12, 2028 (subject to, in certain circumstances, an earlier springing maturity), and the term loans thereunder (the "Term Loans") were scheduled to mature on January 12, 2028 (subject to, in certain circumstances, an earlier springing maturity).
As of October 26, 2025, the Company had no amounts outstanding under the Term Loans and no revolving loans outstanding under the Revolving Credit Facility, which had available undrawn borrowing capacity of $451.6 million, subject to net leverage limitations and customary conditions precedent, including the accuracy of representations and warranties and the absence of defaults.
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
As of October 26, 2025, we were in compliance with the financial covenants in our Credit Agreement. The Credit Agreement also contains customary provisions pertaining to events of default. If any event of default occurs, the obligations under the Credit Agreement may be declared due and payable, terminated upon written notice to us and existing letters of credit may be required to be cash collateralized.
See Note 8, Long-Term Debt to our interim unaudited condensed consolidated financial statements for additional information regarding the terms of the Credit Agreement.

We had entered into interest rate swap agreements to hedge the variability of interest payments on debt outstanding under the Term Loans. As of October 26, 2025, there were no interest rate swap agreements outstanding. See Note 16, Derivatives and Hedging Activities, to our interim unaudited condensed consolidated financial statements for additional information.
Convertible Senior Notes Due 2027
On October 12, 2022 and October 21, 2022, we issued and sold $300.0 million and $19.5 million, respectively, in aggregate principal amount of the 2027 Notes in a private placement. The 2027 Notes were issued pursuant to an indenture dated October 12, 2022, by and among us, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. The 2027 Notes bear interest at a rate of 1.625% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2023. The 2027 Notes will mature on November 1, 2027, unless earlier converted, redeemed or repurchased. The 2027 Notes are not currently redeemable and, as of October 26, 2025, one of the conditions allowing holders of the 2027 Notes to convert had been met. The trading price of our common stock remained above 130% of the applicable conversion price for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, October 24, 2025 (the last trading day of the quarter ended October 26, 2025), resulting in the right of the holders of the 2027 Notes to convert their 2027 Notes beginning October 27, 2025 through January 23, 2026 (the last trading day of the quarter ending January 25, 2026). Should the holders of the 2027 Notes elect to convert some or all of the outstanding 2027 Notes, the Company intends to draw on its Revolving Credit Facility to settle the obligation. The 2027 Notes were initially issued pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act.
We used approximately $72.6 million of the net proceeds from the 2027 Notes to pay for the cost of the Convertible Note Hedges, after such cost was partially offset by approximately $42.9 million of proceeds to us from the sale of Warrants in connection with the issuance of the 2027 Notes, all as defined and described in Note 8, Long-Term Debt to our interim unaudited condensed consolidated financial statements. The Convertible Note Hedges and Warrants transactions are indexed to, and potentially settled in, our common stock and the net cost of $29.7 million has been recorded as a reduction to additional paid-in capital in the consolidated statement of stockholders' equity (deficit). We used the remaining net proceeds to fund a portion of the consideration in the Sierra Wireless Acquisition and to pay related fees and expenses. For additional information on the 2027 Notes, Convertible Note Hedges and the Warrants, see Note 8, Long-Term Debt to our interim unaudited condensed consolidated financial statements.
On October 7, 2025, the Company entered into the 2025 Exchange of 2027 Notes with certain holders of the 2027 Notes. Pursuant to the 2025 Exchange of 2027 Notes, on October 14, 2025, the Company used approximately $220.6 million of the net proceeds from the 2030 Notes (discussed below), together with the issuance of 3,036,192 shares of the Company's common stock as consideration for the exchange of approximately $219.0 million aggregate principal amount of the 2027 Notes and accrued interest. The Company accounted for these exchange transactions as an induced conversion. In the three and nine months ended October 26, 2025, in connection with the exchange transactions, the Company recognized an induced conversion expense of $17.6 million recorded in "Interest expense" on the Statements of Operations and an increase to "Additional paid-in capital" of $14.3 million on the Balance Sheets, which included $3.3 million from the write-off of deferred financing costs.
In connection with the 2025 Exchange of 2027 Notes, the Company also terminated the Convertible Note Hedges and the Warrants corresponding to the number of 2027 Notes exchanged. The Company received approximately $24.5 million in connection with the termination, which was recorded as an increase to additional paid-in capital on the Balance Sheets.
Convertible Senior Notes Due 2028
On October 26, 2023, we issued and sold $250.0 million in aggregate principal amount of 2028 Notes in a private placement. The 2028 Notes were issued pursuant to an indenture, dated October 26, 2023, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. The 2028 Notes bore interest at a rate of 4.00% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2024. The 2028 Notes were scheduled to mature on November 1, 2028, unless earlier converted, redeemed or repurchased. The 2028 Notes were offered and sold only to eligible purchasers who are both "qualified institutional buyers" within the meaning of Rule 144A under the Securities Act and "accredited investors" within the meaning of Rule 501(a) under the Securities Act, in reliance on Section 4(a)(2) under the Securities Act.
On July 11, 2024 and July 15, 2024, we entered into separate, privately negotiated exchange agreements (the "2024 Exchange of 2028 Notes") with certain holders of the 2028 Notes. Pursuant to the 2024 Exchange of 2028 Notes, certain holders of the 2028 Notes exchanged with us approximately $188.1 million in aggregate principal amount of 2028 Notes held by them for an aggregate of 10,378,431 shares of our common stock, which number of shares was determined over an averaging period that commenced on July 12, 2024.
On October 7, 2025, the Company entered into the 2025 Exchange of 2028 Notes with holders of the 2028 Notes. Pursuant to the 2025 Exchange of 2028 Notes, on October 14, 2025, the Company used approximately $63.1 million of the net proceeds from the 2030 Notes (discussed below), together with the issuance of 2,217,394 shares of the Company's common stock as consideration for the exchange of the remaining $62.0 million aggregate principal amount of the 2028 Notes and accrued interest. The Company accounted for these exchange transactions as an induced conversion. In the three and nine months ended October 26, 2025, in connection with the exchange transactions, the Company recognized an induced conversion expense of $3.6 million recorded in "Interest expense" on the Statements of Operations and an increase to "Additional paid-in capital" of $2.2 million on the Balance Sheets, which included $1.3 million from the write-off of deferred financing costs.
For additional information on the 2028 Notes, see Note 8, Long-Term Debt to our interim unaudited condensed consolidated financial statements.
Convertible Senior Notes Due 2030
On October 10, 2025, the Company issued and sold $402.5 million in aggregate principal amount of 2030 Notes in a private placement. The 2030 Notes were issued pursuant to an indenture, dated October 10, 2025, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. The 2030 Notes are jointly and severally and fully and unconditionally guaranteed by each of the Company's current and future direct and indirect wholly-owned domestic subsidiaries that guarantee its borrowings under its Credit Agreement. The 2030 Notes do not bear any interest and will mature on October 15, 2030, unless earlier converted, redeemed or repurchased. As of October 26, 2025, $402.5 million of the 2030 Notes remained outstanding.
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
We did not repurchase any shares of our common stock under the program in the first nine months of fiscal year 2026 or in the first nine months of fiscal year 2025. As of October 26, 2025, the remaining authorization under the program was $209.4 million. To the extent we repurchase any shares of our common stock under the program in the future, we expect to fund such repurchases from cash on hand and borrowings on our Revolving Credit Facility. We have no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.
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

Cash Flows
In summary, our cash flows for each period were as follows:

	Nine Months Ended
(in thousands)	October 26, 2025	October 27, 2024
Net cash provided by operating activities	$119,681	$24,491
Net cash used in investing activities	(14,256)	(4,085)
Net cash used in financing activities	(94,104)	(12,057)
Effect of foreign exchange rate changes on cash and cash equivalents	1,606	(430)
Net increase in cash and cash equivalents	$12,927	$7,919
Operating Activities
Net cash provided by or used in operating activities is driven by net income or loss adjusted for non-cash items and fluctuations in operating assets and liabilities.
Operating cash flows for the first nine months of fiscal year 2026 compared to the first nine months of fiscal year 2025 were favorably impacted by a 17.8% increase in net sales, significantly lower interest payments on debt, and lower restructuring payments related to employee termination benefits, and were unfavorably impacted by an increase in annual bonus payments and an incremental increase in inventory spend.
Investing Activities
Net cash provided by or used in investing activities is primarily driven by capital expenditures, purchases and sales of investments, purchases of intangibles, and proceeds from or premiums paid for corporate-owned life insurance.
Capital expenditures were $7.4 million for the first nine months of fiscal year 2026 compared to $5.2 million for the first nine months of fiscal year 2025.
In the first nine months of fiscal year 2026, we sold investments for proceeds of $1.9 million compared to $2.7 million for the first nine months of fiscal year 2025. In the first nine months of fiscal year 2025, we paid $0.4 million for strategic investments in companies that are enabling the LoRa and LoRaWAN®-based ecosystem. No similar investments were made in the first nine months of fiscal year 2026.
Purchases of intangibles were $5.4 million for the first nine months of fiscal year 2026, compared to $5.9 million for the first nine months of fiscal year 2025, which included capitalized development costs and software licenses.
In the first nine months of fiscal year 2026, we paid $3.4 million in premiums into our corporate-owned life insurance policy in order to provide substantive coverage for our deferred compensation liability. In the first nine months of fiscal year 2025, we received $4.8 million of proceeds from corporate-owned life insurance, which were used to pay deferred compensation distributions.
Financing Activities
Net cash provided by or used in financing activities is primarily attributable to payments on our Term Loans, proceeds from and payments of convertible senior notes, repurchase of warrants, proceeds from unwind of bond hedge, purchase of capped calls, payments related to deferred financing costs, payments related to employee share-based compensation payroll taxes and proceeds from the exercise of stock options.
In the first nine months of fiscal year 2026, we made prepayments of $181.2 million on our Term Loans. No such prepayments were made in the first nine months of fiscal year 2025.
In the first nine months of fiscal year 2026, we collected proceeds of $402.5 million from and made prepayments of $281.0 million on our convertible senior notes, as discussed above. No such proceeds were collected or no such prepayments were made in the first nine months of fiscal year 2025.
In the first nine months of fiscal year 2026, we paid $10.6 million for deferred financing costs, compared to $0.8 million for the first nine months of fiscal year 2025.
In the first nine months of fiscal year 2026, we paid $18.7 million for employee share-based compensation payroll taxes and received $1.5 million in proceeds from the exercise of stock options. In the first nine months of fiscal year 2025, we paid $7.3 million for employee share-based compensation payroll taxes and received $1.2 million in proceeds from the exercise of stock options.

Critical Accounting Estimates
Our critical accounting policies and estimates are disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 26, 2025. While, there have been no significant changes to our policies during the three and nine months ended October 26, 2025, we revised certain assumptions within one of our critical accounting estimates to reflect developments during the first nine months of fiscal year 2026.
Goodwill
During the first nine months of fiscal year 2026, the Company determined that the fair value of its IoT Connectivity Services reporting unit, which is part of the IoT Systems and Connectivity segment, exceeded its carrying amount due to reduced earnings forecasts. As a result, the Company recorded $42.0 million of total pre-tax non-cash goodwill impairment charges for the first nine months of fiscal year 2026 to write down the carrying value of the IoT Connected Services reporting unit to its fair value. The Fair value of the reporting unit was determined based on a discounted cash flow model (an income approach) and earnings multiples (a market approach). Significant inputs to the reporting unit fair value measurements included forecasted cash flows, discount rates, terminal growth rates and earnings multiples, which were determined by management estimates and assumptions. While we believe the judgments and assumptions are reasonable, different assumptions could change the estimated fair value and, therefore, additional impairments could be required.
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
Foreign Currency Risk
Our foreign operations expose us to the risk of fluctuations in foreign currency exchange rates against our functional currencies and we may economically hedge this risk with foreign currency contracts (such as currency forward contracts). Gains or losses on these balances are generally offset by corresponding losses or gains on the related hedging instruments. As of October 26, 2025, our largest foreign currency exposures were from the Australian Dollar, Canadian Dollar, Euro, Great British Pound, Swiss Franc and Mexican Peso.
We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign exchange rates of 10% for all currencies could be experienced in the near-term. These reasonably possible adverse changes were applied to our total monetary assets and liabilities denominated in currencies other than our functional currency as of the end of our third quarter of fiscal year 2026. The adverse impact these changes would have had (after taking into account balance sheet hedges only) on our income before taxes is $2.6 million for the quarter ended October 26, 2025.
Interest rate and credit risk
While we had no revolving loans outstanding under the Revolving Credit Facility as of October 26, 2025, future borrowing under our Credit Agreement is subject to variable interest rates.
In the first quarter of fiscal year 2024, we entered into an interest rate swap agreement with a 2.75 year term to hedge the variability of interest payments on $150.0 million of debt outstanding on the Term Loans at a Term SOFR rate of 3.58%, plus a variable margin and spread based on our consolidated leverage ratio. This interest rate swap agreement was partially terminated in the second quarter of fiscal year 2026 and fully terminated in the third quarter of fiscal year 2026.
Interest rates also affect our return on excess cash and investments. As of October 26, 2025, we had $164.7 million of cash and cash equivalents. A majority of our cash and cash equivalents generate interest income based on prevailing interest rates. Interest income, net of reserves, generated by our investments and cash and cash equivalents was not material in the third quarter of fiscal year 2026. A significant change in interest rates would impact the amount of interest income generated from our cash and investments. It would also impact the market value of our investments.
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
ITEM 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of October 26, 2025.
Changes in Internal Controls
As of October 26, 2025, there were no changes to our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As previously disclosed in our Current Report on Form 8-K filed on October 6, 2025 and October 10, 2025, we entered into separate, privately negotiated exchange agreements with certain holders of our 2027 Notes and 2028 Notes. Pursuant to the 2025 Exchange of 2027 Notes and the 2025 Exchange of 2028 Notes, on October 14, 2025, certain holders exchanged approximately $219.0 million and $62.0 million, respectively, in aggregate principal amount of the 2027 Notes and 2028 Notes and accrued interest for proceeds of $220.6 million and $63.1 million, respectively, and an aggregate of 3,036,192 and 2,217,394 newly issued shares of our common stock, respectively, which were exempt from registration under Section 3(a)(9) and 4(a)(2) of the Securities Act of 1933, as amended, and Rule 144, as amended, promulgated thereunder.
Issuer Purchase of Equity Securities
None.
ITEM 3.Defaults Upon Senior Securities
None.
ITEM 4.Mine Safety Disclosures
Not applicable.

ITEM 5.Other Information
Insider Trading Arrangements
Securities Trading Arrangements of Directors and Executive Officers
The following table sets forth certain information regarding any "Rule 10b5-1 trading arrangements" (a "trading plan") or "non-Rule 10b5-1 trading arrangements," each as defined in Item 408 of Regulation S-K, adopted or terminated by the Company's directors and executive officers during the fiscal quarter ended October 26, 2025. All of these trading plans were adopted during the Company's quarterly open trading window in accordance with the Company's Stock Trading Guidelines for Semtech Stock for All Directors, Officers and Employees.

		Date of Action	Trading Arrangements
Name and Title	Action		Rule 10b5-1(a)	Non-Rule 10b5-1(b)	Total Shares to be Purchased or Sold (c)	Duration (d)
Asaf Silberstein	Terminate	9/3/2025	X		15,500	December 6, 2024 through September 30, 2025
EVP and Chief Operating Officer
Asaf Silberstein	Adopt	9/5/2025	X		35,500	December 5, 2025 through September 4, 2026
EVP and Chief Operating Officer
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

ITEM 6.Exhibits
Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

Exhibit No.	Description	Location

3.1	Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 26, 2003

3.2	Amended and Restated Bylaws of Semtech Corporation, adopted on June 3, 2025	Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 9, 2025

4.1	Indenture, dated as of October 10, 2025, between Semtech Corporation, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee	Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 10, 2025

4.2	Form of 0% Convertible Senior Notes due 2030	Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 10, 2025

10.1	Form of Capped Call Confirmation	Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 10, 2025

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32 is being furnished and shall not be deemed "filed")	Furnished herewith

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended October 26, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income and Loss, (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flow and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended October 26, 2025, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMTECH CORPORATION
Registrant

Date:	November 25, 2025	/s/ Mark Lin
Mark Lin
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)