Form 10-K
period 2026-01-25
SEMTECH CORP
filed 2026-03-23
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 25, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant (based upon the closing sale price of $53.07 on The Nasdaq Global Select Market) as of July 27, 2025 was approximately $4.0 billion. Stock held by directors, officers and stockholders owning 10% or more of the outstanding common stock (as reported by stockholders on Schedules 13D and 13G) were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.
Number of shares of our common stock, $0.01 par value per share, outstanding at March 20, 2026: 92,951,167.
____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement in connection with registrant’s 2026 annual meeting of stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended January 25, 2026 are incorporated by reference into Part III hereof.

SEMTECH CORPORATION
INDEX TO FORM 10-K
FOR THE YEAR ENDED JANUARY 25, 2026

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
•A growing concentration of demand in artificial intelligence ("AI")-related semiconductors may increase our exposure to cyclical industry trends and competitive pressures, which may adversely affect our results of operations.
•The cyclical nature of the industry we operate in may limit our ability to maintain or increase net sales and operating results during downturns, and the average selling prices in our markets have historically decreased rapidly.
•Disruptions in the United States ("U.S.") government operations and funding could have a material adverse effect on our business, financial condition and results of operations.
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
•We may be unable to make the research and development investments required to remain competitive in our business.
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

•Our foreign currency exposures may change as activity in foreign markets grows, and we may face increased tax liabilities and an increased effective tax rate if we need to remit funds held by our foreign subsidiaries.
Risks Relating to Sales, Marketing and Competition
•The loss of any of our small number of customers or failure to collect receivables could adversely affect our business.
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
•The potential divestiture of our cellular module business may expose our business to significant risks and uncertainties and we may not realize the anticipated benefits from such divestiture.
•We face risks associated with companies we have acquired in the past and may acquire in the future, as well as divestitures of previously acquired companies, and may be required to recognize additional impairment charges.
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
•Covenants in the Credit Agreement (as defined below) may restrict our ability to pursue our business strategies, and any violation of the covenants could materially adversely affect our financial condition and results of operations.
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

PART I

Item 1.    Business
General
We are a leading provider of high-performance semiconductors powering data center networking, Internet of Things ("IoT") connectivity and cellular infrastructure solutions and were incorporated in Delaware in 1960. We design, develop, manufacture and market a diverse portfolio of products for commercial applications, addressing the global infrastructure, high-end consumer and industrial end markets.
Infrastructure: data centers, passive optical networks ("PON"), base stations, optical networks, servers, carrier networks, switches and routers, cable modems, wireless local area network ("LAN") and other communication infrastructure equipment. This market has expanded to support AI-driven applications and general compute data center applications.
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
Current key trends in IoT include: (i) the growing deployment of on-device AI in IoT applications; (ii) the increasing adoption of edge computing, spurred by the need for real-time data processing and the desire to reduce latency and improve access to information; and (iii) as the focus on security and data privacy as more devices become connected, the risk of cybersecurity incidents and data breaches increases, resulting in needed implementation of robust security measures across the entire IoT ecosystem. IoT interoperability and standardization are important as the number of connected devices continues to grow, and it is essential that these devices can communicate with each other seamlessly, regardless of the underlying technology or platform.
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
Leverage outsourced manufacturing capacity
We outsource most of our manufacturing in order to focus more of our resources on designing, developing and marketing our products. A significant amount of our third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are in the U.S., China, Israel, Japan, Taiwan and Vietnam. We believe that outsourcing our manufacturing provides us numerous benefits, including capital efficiency, the flexibility to adopt and leverage emerging process technologies without significant investment risk, and a more variable cost of goods, all of which provide us with greater operating flexibility.
Products and Technology
We design, develop and market high-performance analog and mixed-signal semiconductors and advanced algorithms, as well as wireless semiconductors, connectivity modules, gateways, routers and connected services for IoT. We operate and account for results in three reportable segments—Signal Integrity, Analog Mixed Signal and Wireless, and IoT Systems and Connectivity—that represent three separate operating segments (see Note 15, Segment Information, to our Consolidated Financial Statements).
Signal Integrity. We design, develop, manufacture and market a portfolio of optical and copper data communications and video transport products used in a wide variety of infrastructure and industrial applications. Our comprehensive portfolio includes integrated circuits ("ICs") for data centers, enterprise networks, PON, and wireless base station optical transceivers. Our high-

speed interfaces range from 100Mbps to 1.6Tbps and support key industry standards such as Fibre Channel, InfiniBand, Ethernet, PON and synchronous optical networks. Our video products offer advanced solutions for next-generation high-definition broadcast applications.
Analog Mixed Signal and Wireless. We design, develop, manufacture and market high-performance protection devices, which are often referred to as transient voltage suppressors ("TVS") and specialized sensing products. TVS devices provide protection for electronic systems where voltage spikes (called transients), such as electrostatic discharge, electrical over-stress or secondary lightning surge energy, can permanently damage sensitive ICs. Our portfolio of protection solutions include filter and termination devices that are integrated with the TVS device. Our products provide robust protection while preserving signal integrity in high-speed communications, networking and video interfaces. These products also operate at very low voltage. Our protection products can be found in a broad range of applications including smart-phones, LCD and organic light-emitting diode TVs and displays, set-top boxes, monitors and displays, tablets, computers, notebooks, base stations, routers, automobile and industrial systems. Our unique sensing technology enables proximity sensing, force sensing, and advanced user interface solutions for mobile, consumer, computing and automotive products. We also design, develop, manufacture and market a portfolio of specialized radio frequency products used in a wide variety of industrial, medical and communications applications. Our wireless products, which include our LoRa® devices and wireless radio frequency technology, feature industry-leading and longest-range industrial, scientific and medical radio, enabling a lower total cost of ownership and increased reliability. These features make these products particularly suitable for machine-to-machine and IoT applications. We also design, develop, and market power product devices that control, alter, regulate, and condition the power within electronic systems focused on the LoRa and IoT infrastructure segment. The highest volume product types within this category are switching voltage regulators, combination switching and linear regulators, smart regulators, isolated switches, and wireless charging. Our video products offer advanced solutions for highly differentiated audio video-over-IP technology for professional audio video applications.
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
Our net sales by operating segment are detailed in the table below. As described in Note 15, Segment Information, to our Consolidated Financial Statements, we currently have three reportable segments.

	Fiscal Years
(in thousands)	2026	2025	2024
Signal Integrity	$322,608	$261,747	$177,033
Analog Mixed Signal and Wireless	373,444	322,899	260,264
IoT Systems and Connectivity	353,923	324,641	431,461
Total	$1,049,975	$909,287	$868,758
Recent Acquisition
Acquisition of HieFo Corporation
On March 3, 2026, we completed the acquisition of HieFo Corporation in an all-cash transaction representing a total purchase consideration of approximately $34.0 million (the "HieFo Acquisition").

Semtech End Markets
Our products are sold primarily to customers in the infrastructure, high-end consumer and industrial end markets. Our net sales by major end market as a percentage of total net sales are detailed below:

	Fiscal Years
(percentage of net sales)	2026	2025	2024
Infrastructure	30%	27%	19%
High-End Consumer	15%	16%	14%
Industrial	55%	57%	67%
Total	100%	100%	100%
We believe that our diversity in end markets provides stability to our business and opportunity for growth.
Seasonality
Our net sales are subject to some seasonal variation. Our net sales also have been affected by the cyclical nature of the semiconductor industry, and typically the fourth fiscal quarter tends to be softer in demand as compared to our other fiscal quarters.
Sales and Marketing
Net sales made through independent distributors during fiscal years 2026, 2025 and 2024 were 74%, 72% and 66%, respectively.
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
In fiscal years 2026, 2025 and 2024, net sales in the U.S. represented 18%, 21% and 24% of our net sales. Net sales to customers located in China (including Hong Kong) comprised 47% of our net sales in fiscal year 2026. Net sales to customers located in Taiwan comprised 6% of our net sales in fiscal year 2026. No other geography outside the U.S. comprised more than 5% of our sales in fiscal year 2026.
Concentration of Net Sales - Significant Customers
The following table sets forth the concentration of sales among the customers that accounted for more than 10% of our net sales in one or more of the periods indicated:

	Fiscal Years
(percentage of net sales) (1)	2026	2025	2024
Customer A	11%	10%	*
Customer B	14%	13%	10%
(1) In each period with an asterisk, the customer represented less than 10% of the Company's net sales.

Concentration of Accounts Receivable - Significant Customers
The following table shows customers that had an outstanding receivable balance that represented at least 10% of our total net receivables as of one or more of the dates indicated:

(percentage of net receivables) (1)	January 25, 2026	January 26, 2025
Customer A	13%	*
Customer B	12%	12%
Customer C	12%	12%
Customer D	10%	*
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
Manufacturing Capabilities
Our strategy is to outsource most of our manufacturing functions to third-party foundries, assembly and test contractors and electronics manufacturing services ("EMS") partners. Third-party foundries fabricate silicon wafers, while assembly and test contractors package and test our products. EMS partners manufacture our IoT Systems products from surface-mount technology ("SMT") assembly to product assembly, which includes product testing and configuration. We believe this outsourcing permits us to take advantage of the best available technology, leverage the capital investment of others and reduce our operating costs associated with manufacturing assets. Our end products were supported with finished silicon wafers purchased from third-party wafer foundries primarily located in the U.S., China, Israel, Japan and Taiwan.
During fiscal year 2026, we had no wafer fabrication facilities. However, following the HieFo Acquisition, we now operate foundries that produce certain semiconductor devices used across data center interconnects and intra-data center interconnects. Accordingly, while we continue to outsource a substantial portion of our wafer manufacturing requirements, we now utilize a combination of internal manufacturing capabilities and third-party foundries as part of our "fab-lite" business model.
In support of this hybrid manufacturing model, we have maintained and are expanding internal process development capabilities. Our process engineers work closely with our internal and third-party foundries on the improvement and development of process capabilities. We use various manufacturing processes, including Bipolar, CMOS, RF-CMOS and Silicon Germanium BiCMOS processes. Our IoT Systems products designs are primarily managed internally. We maintain management of design engineering, software engineering, manufacturing engineering and manufacturing test development.
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
Our development and production facilities in Colorado Springs, Colorado provide assembly and services for a portion of our very small form factor protection devices. These activities accommodate situations in which tight coupling with product design is desirable or where there are unique requirements. We use third-party subcontractors to perform almost all of our other assembly and test operations and a majority of our assembly and test activity is conducted by third-party subcontractors located in China, Malaysia, Taiwan and Vietnam. We have operations offices located in Canada, China, Malaysia, Taiwan and Vietnam that support and coordinate some of the worldwide shipment of products. We have installed our own test equipment at some of our packaging and testing subcontractors in order to ensure a certain level of capacity, assuming the subcontractor has ample employees to operate the equipment.
Our internal manufacturing capabilities and arrangements with both third-party wafer foundries and package and test subcontractors are designed to provide some assurance of capacity but are not expected to assure access to all the manufacturing capacity we may need in the future.
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
The market for intelligent wireless routers is quite fragmented depending on the vertical market segment, customer base and level of competition. In the segments where we compete, we believe that our market share is strong, and that competition is intensifying. To strengthen our share position, we have launched new next-generation products and increased our investments in sales capacity and other go-to-market initiatives. Our competitors in this line of business vary by market segment.

Intellectual Property and Licenses
We have been granted 303 U.S. patents and 541 foreign patents and have numerous patent applications pending with respect to our products and to technologies associated with our business. The expiration dates of issued patents range from 2026 to 2044. Although we consider patents to be helpful in maintaining a competitive advantage, we do not believe they create definitive competitive barriers to entry. There can be no assurance that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated, or circumvented by others. While our various intellectual property ("IP") rights are important to our success, we do not believe any individual patent, group of patents, or the expiration thereof would materially affect our business operations.
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
Human Capital
As of January 25, 2026, our year-over-year headcount increased from 1,838 to 1,920 full-time employees worldwide, of whom 1,437 employees were based outside of the U.S. The increase was primarily driven by acquisition activity, strategic hiring to support business growth and operational needs.
As of January 25, 2026, we had 977 employees in research and development, 338 employees in operations, and 605 employees in selling, general and administrative, including functions that support operational activities. As of January 25, 2026, we also had 45 interns and temporary employees and 46 independent contractors. None of our employees or contract workers are represented by a labor union except for our employees in France who are represented by works councils.
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

Talent, Inclusion and Opportunity
Our talent strategy involves our efforts to achieve an optimal balance of internal development, supplemented by external hires. This approach contributes to and enhances our employee loyalty and commitment. As of the end of fiscal year 2026, our average employee tenure is nine years, reflecting the strong engagement of our employees. As new employees continue to join Semtech, we expect their contributions to bring fresh ideas to help drive innovation and continuous improvement.
Our recruiting efforts leverage both internal and external resources to recruit and attract highly skilled and talented workers across the globe, and we encourage our employees to provide referrals for open positions. We enhanced our performance management framework, strengthening our goal setting and calibration processes. This framework ensures that feedback provided in these performance discussions supports leadership growth and long-term development. Our development programs include targeted opportunities for employees at key stages of their careers, including dedicated summits designed to build skills, foster connection, and accelerate growth. In addition, Semtech offers a comprehensive annual and new hire compliance training that focuses on inclusion, anti-harassment and code of conduct, among others.
We are committed to fostering an inclusive work environment that supports our global workforce, promoting inclusion through our core values and providing all employees with training on behaviors that can be perceived as discriminatory, exclusionary, and/or harassing. Employees are encouraged to report such behaviors to management or via anonymous hotline.
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
For discussion related to environmental matters, see Note 13, Commitments and Contingencies, to the Consolidated Financial Statements.

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
Risks Relating to Macroeconomic and Industry Conditions
Our future results may fluctuate, fail to match past performance or fail to meet expectations as a result of conditions beyond our control, such as general economic conditions in the markets we compete, conditions unique to our industry and the financial health and viability of our suppliers and customers, which may cause our stock price to be volatile.
Our results may fluctuate in the future, may fail to match our past performance or fail to meet our expectations and the expectations of analysts and investors as a result of conditions beyond our control which may trigger volatile changes in our stock price. Our results and related ratios, such as gross margin, operating income percentage and effective tax rate may fluctuate for a variety of reasons beyond our control, including: general economic conditions in the countries where we sell our products, including economic slowdowns, recessions, persistent or volatile inflation, elevated interest rates and changes in monetary policy; financial market instability or disruptions to the banking or credit markets, including as a result of monetary tightening, reduced liquidity or other stress affecting financial institutions; geopolitical turmoil, such as the conflicts in the Middle East and between Russia and Ukraine and any sanctions, export controls or other retaliatory actions against, or restrictions on doing business with Russia, as well as any resulting disruption, instability or volatility in the global markets and industries resulting from such conflict; the availability of adequate supply commitments from our outside suppliers; the timing of new product introductions by us, our customers and our competitors; seasonality and variability in the computer market and our other end markets; product obsolescence; the scheduling, rescheduling or cancellation of orders by our customers; the cyclical nature of demand for our customers’ products; our ability to predict and meet evolving industry standards and consumer preferences; our ability to develop new process technologies and achieve volume production; changes in manufacturing yields; capacity utilization; product mix and pricing; movements in exchange rates, interest rates or tax rates, which may be exacerbated by divergent inflation trends and monetary policies across regions; our ability to integrate and realize synergies from acquisitions; the manufacturing and delivery capabilities of our subcontractors; and litigation and regulatory matters. Securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities or substantial declines following a company’s failure to meet guidance or estimates. We and certain of our directors and officers have previously been named as defendants in securities class action and derivative lawsuits alleging violations of federal securities laws. For more information, see the section entitled "Legal Matters" in Note 13, Commitments and Contingencies, to our Consolidated Financial Statements included in this Annual Report.
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
A growing concentration of demand in AI-related semiconductors may increase our exposure to cyclical industry trends and competitive pressures, which may adversely affect our results of operations.
The concentration of growth in AI-related semiconductor demand may expose us to heightened cyclical volatility and competitive risks. Hyperscale cloud providers are generally our indirect customers, but AI infrastructure spending is increasingly concentrated among a limited number of such providers, whose requirements may evolve rapidly with respect to data rates, architectures, and underlying technologies. AI networking requirements may evolve rapidly, including shifts to higher data rates and alternative technologies, and our data center products may not meet these requirements on a timely basis or at all. Additionally, hyperscale cloud providers and well-capitalized competitors may be better positioned to develop or adapt to new technologies, which could reduce their demand for our products.
In addition, AI infrastructure spending is characterized by rapid deployment cycles, which may hinder our ability to capture a proportionate share of AI-driven infrastructure build-outs due to a number of factors, including constraints on our ability to ramp production capacity. Further, potential overbuilding of AI infrastructure could lead to sharp demand corrections, and negatively affect our operating results.
During industry downturns, the cyclical nature of the industry we operate in may limit our ability to maintain or increase net sales and operating results.
The semiconductor industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products or a decline in general economic conditions. The severity, timing and duration of these downturns may be exacerbated by broader macroeconomic conditions, including inflationary pressures, elevated interest rates, reduced capital spending and geopolitical uncertainty. The cyclical nature of the semiconductor industry may cause us to experience substantial period-to-period fluctuations in our operating results and may adversely affect our results of operations and the value of our business.

Our continuing business depends in significant part upon the current and anticipated market demand for our products and services. As a supplier to the semiconductor industry, we are subject to the business cycles that characterize the industry. The timing, length and volatility of these cycles are difficult to predict. The semiconductor industry has historically been cyclical due to sudden changes in demand, the amount of manufacturing capacity and changes in the technology employed in semiconductors. These cycles may become more volatile or prolonged due to rapid changes in end-market demand, shortened product lifecycles and faster technology transitions. The rate of changes in demand, including end demand, is high, and the effect of these changes upon us occurs quickly, exacerbating the volatility of these cycles. These changes have affected the timing and amounts of customers’ purchases and investments in new technology. These industry cycles create pressure on our revenue, gross margin and net income.
The semiconductor industry has in the past experienced, and may continue to experience, periods of oversupply which has resulted in significantly reduced prices for semiconductor devices and components, including our products, both as a result of general economic changes and overcapacity. Periods of apparent oversupply may also result from imbalances between customer or channel inventory levels and actual end demand, including following periods of accelerated or uneven ordering. Oversupply causes greater price competition and can cause our revenue, gross margins and net income to decline. During periods of weak demand, customers typically reduce purchases, delay delivery of products and/or cancel orders for our products. Order cancellations, reductions in order size or delays in orders could occur and would materially adversely affect our business and results of operations. Actions to reduce our costs may be insufficient to align our structure with prevailing business conditions. Certain of our costs are fixed or semi-fixed and may not be reduced as quickly as demand declines. We may be required to undertake additional cost-cutting measures and may be unable to invest in marketing, research and development and engineering at the levels we believe are necessary to maintain our competitive position. If industry downturns are prolonged or more severe than anticipated, reductions in these investments, even if appropriate in the short term, could impair our ability to compete effectively over the long term. Our failure to make these investments could seriously harm our business.
The average selling prices of products in our markets have historically decreased rapidly and will likely do so in the future, which could harm our revenue and gross margins.
As is typical in the semiconductor and IoT industries, the average selling price of particular products have historically declined significantly over the life of the product. In the past, we have reduced the average selling prices of our products in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors. Pricing pressures may be further intensified during periods of weak or uncertain macroeconomic conditions, uneven end-market demand or customer inventory corrections, as customers seek price concessions. We expect that we will have to similarly reduce prices in the future for older generations of products. Competitive pricing pressure may increase during industry downturns or periods of oversupply. Reductions in our average selling prices to one customer could also impact our average selling prices to all customers. A decline in average selling prices would harm our gross margins for a particular product. If not offset by sales of other products with higher gross margins, our overall gross margins may be adversely affected. Our business, results of operations, financial condition and prospects will suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing our costs and/or developing new or enhanced products with higher selling prices or gross margins on a timely basis.
Disruptions in U.S. government operations and funding could have a material adverse effect on our business, financial condition and results of operations.
A prolonged failure to maintain significant U.S. government operations, particularly those pertaining to our business, could have a material adverse effect on our revenues, earnings and cash flows. Disruptions or uncertainty related to U.S. government funding and operations may recur unpredictably and persist for extended periods. Continued uncertainty related to recent and future U.S. federal government shutdowns, breach of the U.S. debt ceiling, the U.S. budget and/or failure of the U.S. federal government to enact annual appropriations, including reliance on continuing resolutions, could have a material adverse effect on our revenues, earnings and cash flows. Additionally, disruptions in U.S. government operations may negatively impact regulatory approvals and guidance that are important to our operations and may contribute to broader economic or market uncertainty affecting our customers and end markets.
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.
Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to market-wide liquidity problems. For example, in recent years, the failure or distress of certain financial institutions due to liquidity concerns has led to significant volatility and disruption in the banking system.
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
We assess our banking relationships as we believe necessary or appropriate, but our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
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
Our reliance on a limited number of subcontractors and suppliers for wafers, chipsets and other electronic components, packaging, testing and certain other processes involves several risks, including potential inability to obtain an adequate supply of required components and reduced control over the price, timely delivery, reliability and quality of components. These risks are attributable to several factors, including limitations on resources, persistent inflationary pressures, labor problems, equipment failures or the occurrence of natural disasters. The good working relationships we have established with our suppliers and subcontractors could be disrupted, and our supply chain could suffer, if a supplier or subcontractor were to experience a change in control. In addition, the impact of general economic conditions, including recessions or inflationary pressures, bank failures and uncertainty in the banking system, geopolitical turmoil and supply chain disruptions, as well as geopolitical tensions, trade restrictions, export controls, tariffs, sanctions and other government actions affecting global trade, could adversely impact our suppliers and third-party subcontractors, and we may be unable to prevent or mitigate the effect of these conditions on our suppliers or find alternate sources of supply, which may impact our operations. Disruption or termination of our supply sources or subcontractors could significantly delay our shipments to customers, which could damage relationships with current and prospective customers and harm our business. Any prolonged inability to obtain timely deliveries or quality manufacturing or any other circumstances that would require us to seek alternative sources of supply or to manufacture or package certain components internally could limit our growth and harm our business. Certain of our products rely on rare earth elements for their manufacturing, of which a significant majority are sourced from China. Any disruption in the supply of these elements could adversely affect our ability to produce and deliver our products.
Many of our third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers and contract manufacturers that manufacture our modules and routers, are located in geographies outside the U.S. including China, Israel, Japan, Taiwan and Vietnam. We have been diversifying our supplier base by qualifying additional suppliers and utilizing multiple third-party foundries and manufacturers, but any interruption of supply by one or more of these foundries or manufacturers could materially impact us.
A majority of our package and test operations are performed by third-party contractors based in China, Malaysia, Taiwan and Vietnam. Our international business activities, in general, are subject to a variety of potential risks resulting from political and economic uncertainties, including rising tensions between the U.S. and China. Any political turmoil or trade restrictions in these countries, particularly China, could limit our ability to obtain goods and services from these suppliers and subcontractors. Additionally, the geopolitical developments in relations between Taiwan and China could affect the supply of our products from Taiwan. Such developments could include restriction on the export of products from Taiwan to China, disruptions to manufacturing, shipping and logistics, and/or restrictions on the import of Taiwanese-origin products into China. The effect of an economic crisis or political turmoil impacting our suppliers located in these countries may impact our ability to meet the demands of our customers. Any further political developments in markets in which our third-party contractors and suppliers are based could result in social, economic and labor instability, adversely affecting the supply of our products and, in turn, our business, financial condition and results of operations. If we find it necessary to transition the goods and services received from our existing suppliers or subcontractors to other firms, we would likely experience an increase in production costs, including additional costs on supply transitions, and a delay in production associated with such a transition, both of which could have a significant negative effect on our operating results, as these risks are substantially uninsured.
Our ability to increase product sales and revenue may be constrained by the manufacturing capacity of our suppliers.
We provide our suppliers with rolling forecasts of our production requirements, but their ability to provide products to us is limited by their available capacity. This lack of capacity has at times constrained our product sales and revenue growth and may do so again in the future. In addition, an increased need for capacity to meet internal demands or demands of other customers could cause our suppliers to reduce capacity available to us. Our suppliers may also require us to pay amounts in excess of contracted or anticipated amounts for product deliveries or require us to make other concessions in order to acquire the supplies necessary to meet our customer requirements. If our suppliers extend lead times, limit supplies or the manufacturing capacity we require, or increase prices due to capacity constraints or other factors, we may, in turn, have to increase the prices of our products in order to remain profitable, and our customers may reduce their purchase levels with us and/or seek alternative solutions to meet their demand. If any of the foregoing occurs, our revenue and gross margin may materially decline, which could materially and adversely impact our business and results of operations. Delays in increasing third-party manufacturing capacity may also limit our ability to meet customer demand.
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
Our general warranty policy for products provides for repair or replacement of defective parts. In some cases, a refund of the purchase price is offered. Our standard terms for our service offerings also limit our liability, and in some cases specify the remedies the customer is entitled to receive if the services fail to meet applicable service level objectives. However, in certain instances, we have agreed to other terms, including some indemnification provisions, which could prove to be significantly more costly than our standard remedies. We attempt to limit our liability through our standard terms and conditions and negotiation of sale and other customer contracts, but such limitations may not be accepted or effective. We maintain some insurance for such events, but a successful warranty or product liability claim against us in excess of our available insurance coverage, if any, and established reserves, or a requirement that we participate in a product recall, would have adverse effects (that could be material) on our business, operating results and financial condition. Additionally, in the event that our products or services fail to perform as expected, our reputation may be damaged, which could make it more difficult for us to sell our products and services to existing and prospective customers and could adversely affect our business, operating results and financial condition.
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
Certain of our products and wireless connectivity services can only be used over wireless data networks operated by third parties. Our business and future growth will depend, in part, on the successful deployment by mobile network operators of next-generation wireless data networks and appropriate pricing of wireless data services. We also depend on successful strategic relationships with our mobile network operator partners to provide direct or indirect roaming services onto their networks and our operating results and financial condition could be harmed if they increase the price of their services or experience operational issues with their networks. In certain cases, our mobile network operator partners may also offer services that compete with our IoT services business.
Risks Relating to Research and Development, Engineering, Intellectual Property and New Technologies
We may be unsuccessful in developing and selling new products, which is central to our objective of maintaining and expanding our business.
We operate in a dynamic environment characterized by price erosion, rapid technological change, and design and other technological obsolescence. For example, the AI market is subject to rapid technological change, product obsolescence, frequent new product introductions and feature enhancements, changes in end-user requirements and evolving industry trends and legal standards. Our competitiveness and future success depend on our ability to predict and adapt to these changes in a timely and cost-effective manner by designing, developing, manufacturing, marketing and providing support for our own new products and technologies. A failure to achieve design wins, to introduce these new products in a timely manner, or to achieve market acceptance for these products on commercially reasonable terms could harm our business.
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
Many of our products are based on industry standards that are continually evolving. Our ability to compete in the future will depend in part on our ability to anticipate, identify and ensure compatibility or compliance with these evolving industry standards. The emergence of new industry standards could render our products incompatible with products developed by our customers and potential customers. As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant standards. Even if our products ultimately achieve compliance, delays in anticipating or responding to evolving standards could cause us to miss critical design windows or customer adoption cycles. If our products are not in compliance with prevailing industry standards or requirements, we could miss opportunities to achieve crucial design wins which in turn could have a material adverse effect on our business, operating results and financial conditions.
Unfavorable or uncertain conditions in the 5G infrastructure market may cause fluctuations in our rate of revenue growth or financial results.
Markets for 5G infrastructure may not develop in the manner or in the time periods we anticipate. Deployment of 5G infrastructure may be slower, more uneven or more regionally fragmented than expected and may be subject to pauses, scaling back or reprioritization by carriers. If domestic and global economic conditions worsen, overall spending on 5G infrastructure may be reduced, which would adversely impact demand for our products in these markets. In addition, as regulatory and private sector stakeholders have expressed concerns about the negative effects and dangers posed to others by the deployment of 5G technology, unfavorable developments with evolving laws and regulations worldwide related to 5G or 5G suppliers may limit global adoption, impede our strategy, and negatively impact our long-term expectations in this area. Regulatory, trade, national security or industrial policy measures, including export controls or restrictions affecting network equipment suppliers, could further disrupt or reshape global 5G deployment. Even if the 5G infrastructure market develops in the manner or in the time periods we anticipate, if we do not have timely, competitively priced, market-accepted products available to meet our customers’ planned roll-out of 5G wireless communication systems, we may miss a significant opportunity and our business, financial condition, results of operations and cash flows could be materially and adversely affected. In addition, as a result of the fact that the markets for 5G are not yet fully developed, demand for these products may be unpredictable and may vary significantly from one period to another.
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

We intend to continue to invest in research and development, including the integration and use of AI, but we may be unable to make the substantial investments that are required to remain competitive in our business.
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
As a global company headquartered in the U.S., we are subject to U.S. laws and regulations that limit and restrict the export of some of our products and services and may restrict our transactions with certain customers, business partners and other persons, including, in certain cases, dealings with or between our U.S. employees and subsidiaries. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services and technologies, and in other circumstances we may be required to obtain an export license or other authorization before entering into a transaction or transferring a controlled item. We maintain an economics sanction and export compliance program but there are risks that the compliance controls could be circumvented, exposing us to legal liabilities. These restrictions and laws have significantly restricted our operations in the recent past and may continue to do so in the future. We must also comply with export restrictions and laws imposed by other countries affecting trade and investments, and recent regulatory volatility has increased the complexity and cost of compliance with our export control program requirements, including the need to satisfy additional customer-specific requirements.
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
Sales to customers outside the U.S. accounted for approximately 82% of net sales for fiscal year 2026. Sales to customers located in China (including Hong Kong) comprised 47% of our sales in fiscal year 2026. International sales are subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors and representatives, difficulties in staffing and managing foreign subsidiary and branch operations and potentially adverse tax consequences. Other risks include local business and cultural factors that may differ from our domestic standards and practices, including business practices from which we are prohibited from engaging by the Foreign Corrupt Practices Act and other anti-corruption laws and regulations, laws of certain foreign countries that may not protect our products, assets or intellectual property rights to the same extent as do U.S. laws, and difficulties enforcing contracts in such foreign countries generally. These factors may harm our business. Our use of the Semtech name may be prohibited or restricted in some countries, which may negatively impact our sales efforts.
A substantial portion of our sales is derived from China and adverse changes to general economic conditions in China could have a material and adverse impact on our sales and financial results.
In fiscal year 2026, sales to customers in China comprised 47% of our net sales. The continuing weakness in economic conditions in China may be prolonged or structural in nature and could be driven by government policy priorities, reduced foreign investment, industrial self-sufficiency initiatives or weakened consumer and enterprise confidence, which could adversely affect our sales to customers in China and consequently, our business, operating results and financial condition.
In addition, there are risks that the Chinese government may, among other things, require the use of local suppliers, impose or propose new or higher tariffs on U.S. products, compel companies that do business in China to partner with local companies to conduct business, or provide incentives to government-backed local customers to buy from local suppliers rather than companies like ours, all of which could adversely impact our business, operating results and financial condition. Chinese customers may also increasingly prefer or be encouraged to purchase products from domestic suppliers due to regulatory requirements, government incentives, perceived political risk or long-term industrial policy objectives, even in the absence of formal restrictions on our products. Further, changes in U.S. and global social, political, regulatory and economic conditions or in laws and policies governing trade with China as a result of rising tensions could adversely affect our business.
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
The Chinese government and provincial and local governments have provided, and continue to provide, various incentives to encourage the development of the semiconductor industry in China. Such incentives may include tax rebates, reduced tax rates, favorable lending policies and other measures, some or all of which may be available to our manufacturing partners and to us with respect to our facilities in China. Any of these incentives could be reduced or eliminated by governmental authorities at any time. In addition, incentives or preferential treatment provided to local or government-backed competitors, even if not reduced or eliminated for us or our manufacturing partners, could place us at a competitive disadvantage, distort pricing dynamics or accelerate substitution away from foreign suppliers. Any such reduction or elimination of incentives currently provided to us and our manufacturing partners or increased competitive pressure resulting from incentives provided to others could adversely affect our business and operating results.

Our foreign currency exposures may change over time as the level of activity in foreign markets grows and could have an adverse impact upon financial results.
As a global enterprise, we face exposure to adverse movements in foreign currency exchange rates. Certain of our assets, including certain bank accounts, exist in non-U.S. dollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. The non-U.S. dollar-denominated currencies are principally the Australian Dollar, Canadian Dollar, euro, Great British Pound, Indian Rupee, Mexican Peso, Swiss Franc and Taiwan Dollar. We also have a significant number of employees that are paid in foreign currency, including those based in Australia, Canada, France, India, Mexico, Switzerland, Taiwan, and United Kingdom.
If the value of the U.S. dollar weakens relative to these specific currencies, the cost of doing business in terms of U.S. dollars rises. Whereas if the value of the U.S. dollar strengthens relative to these specific currencies, it could make the pricing of our products less competitive and affect demand for our products. With the growth of our international business, our foreign currency exposures may grow and, under certain circumstances, could harm our business. As a means of managing our foreign exchange exposure, we routinely convert U.S. dollars into foreign currency in advance of the expected payment and have entered into a limited foreign currency hedging program. We regularly assess our foreign exchange hedging program based on estimated exposure and costs, but we are exposed to foreign currency risk that could have a negative impact on our financial results.
We may be subject to increased tax liabilities and an increased effective tax rate if we need to remit funds held by our subsidiaries outside the U.S.
With the enactment of the Tax Cuts and Jobs Act ("Tax Act"), all post-1986 previously unremitted earnings for which no U.S. deferred tax liability had been accrued were subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, we have determined that none of our current foreign earnings will be permanently reinvested. On July 4, 2025, the One Big Beautiful Bill Act ("the OB3") was signed into law, which makes permanent many provisions of the Tax Act, and also introduces additional changes affecting individuals and businesses, including an increased tax rate on current foreign earnings. If we needed to remit all or a portion of our historical undistributed earnings to the U.S. for investment in our domestic operations, any such remittance could result in increased tax liabilities and a higher effective tax rate. Determination of the amount of the unrecognized deferred tax liability on these unremitted earnings is not practicable.
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
In fiscal year 2026, authorized distributors accounted for approximately 74% of our net sales. We generally do not have long-term contracts with our distributors and most can terminate their agreement with us with little or no notice. For fiscal year 2026, our largest distributors were based in Asia. The termination of any of our distributor relationships could impact our net sales and limit our access to certain end-customers. It could also result in the return of excess inventory of our product held by that distributor. Since many distributors simply resell finished products, they generally operate on very thin profit margins. If a distributor were to terminate an agreement with us or go out of business, our accounts receivable from the particular distributor would be subject to significant collection risk. Our reliance on distributors also subjects us to a number of additional risks, including: write-downs in inventories associated with stock rotation rights and increases in provisions for price adjustments granted to certain distributors; potential reduction or discontinuation of sales of our products by distributors; failure to devote resources necessary to sell our products at the prices, in the volumes and within the time frames that we expect; dependence upon the continued viability and financial resources of these distributors, some of which are small organizations with limited working capital and all of which depend on general economic conditions and conditions within the semiconductor and IoT industries; dependence on the timeliness and accuracy of shipment forecasts and resale reports from our distributors; and management of relationships with distributors, which can deteriorate as a result of conflicts with efforts to sell directly to our end customers. If any significant distributor becomes unable or unwilling to promote and sell our products, or if we are not able to renew our contracts with the distributors on acceptable terms, we may not be able to find a replacement distributor on reasonable terms or at all and our business could be harmed.
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
Risks Relating to Governmental Regulations
Changes in government trade policies, including the imposition of new or higher tariffs or additional export controls or licensing requirements, could have an adverse impact on our business or the business of our customers, which may materially adversely affect our business operations, sales or gross margins.
The U.S. government has made statements and taken certain actions that have led to, and may lead to, further changes to U.S. and international trade policies, including the imposition of new or higher tariffs affecting certain products exported by a number of U.S. trading partners, including Canada, China, the European Union, and Mexico. Changes in trade and technology policies, particularly those affecting semiconductors and advanced technologies, are increasingly driven by national security, industrial policy and supply-chain resilience objectives and may be structural, long-term and subject to further expansion. In response, many U.S. trading partners, including Canada, China, the European Union, and Mexico have imposed or proposed new or higher tariffs on U.S. products. The tariffs imposed by the U.S. on products imported from China include parts and materials used in semiconductor manufacturing and could have the effect of increasing the cost of materials we use to manufacture certain products, which could result in lower margins. In addition to tariffs, the U.S. government has implemented export controls, licensing requirements and other restrictions targeting the export of certain technologies, including technologies that may be incorporated into or enable our products. These actions could lead to additional restrictions on our ability to sell products to certain customers or regions, increase compliance and administrative costs, or create uncertainty regarding product design, sourcing or customer commitments. Similar trade or technology restrictions may be adopted by other governments, such as China's export controls on rare earth minerals, resulting in a more fragmented global trade environment. In addition, trade and technology restrictions, tariffs and retaliatory measures imposed by governments globally may weaken demand for our products.
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
The state, federal and international regulations and listing exchange standards, including those promulgated by the SEC and The Nasdaq Stock Market LLC ("Nasdaq"), have been revised, and may in the future continue to be revised. These developments have increased, and may continue to increase, our legal compliance and financial reporting costs. For example, in March 2024, the SEC adopted a rule requiring registrants to include certain climate-related disclosures in registration statements and annual reports. The SEC's climate-related disclosure rules are currently stayed pending completion of judicial review, but certain international and state regulations regarding climate-related disclosure continue in force. Currently, the ultimate impact of these laws on our business is uncertain and may result in increased costs, risk of litigation, reputational harm or other harm with customers, regulators, investors or other stakeholders.
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
We could also be adversely affected if legislation or regulations are expanded to require changes in our products, services or business practices, if governmental authorities in the jurisdictions in which we do business interpret or implement their legislation or regulations in ways that negatively affect our business or if end users or others allege that their personal information was misappropriated, for example, because of a defect or vulnerability in our products or services or if we experience a data breach. U.S. policymakers and regulators are also increasingly focused on the safe and trustworthy use of AI, with growing state-level adoption of AI-specific legislation, including in states such as Colorado, Utah and California. These developments may require changes to our business practices and increased compliance costs. If we are required to allocate significant resources to modify our products, services or our existing security procedures for the personal information that our products and services process, our business, results of operations and financial condition may be adversely affected.
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
Certain of our customers and suppliers require us to agree to comply with their codes of conduct, which may include detailed provisions on labor, human rights, health and safety, environment, corporate ethics and management systems. Certain of these provisions are not requirements under the laws of the countries in which we operate and may be burdensome to comply with on a regular basis. Moreover, new provisions may be added or material changes may be made to any these codes of conduct, and we may have to promptly implement such new provisions or changes, which may substantially further increase the cost of our business, be burdensome to implement and/or adversely affect our operational efficiencies and operating results. If we violate any such codes of conduct, we may lose further business with the customer or supplier and, in addition, we may be subject to fines from the customer or supplier. We believe that we are currently in material compliance with our customers and suppliers’ codes of conduct, but any one of our customers and suppliers could audit our compliance with such code of conduct and determine otherwise. A loss of business from these customers or suppliers could have a material adverse effect on our business, operating results and financial condition.
Our operating results could be adversely affected as a result of changes in our effective tax rates, the adoption of new U.S. or foreign tax legislation or exposure to additional tax liabilities, or by material differences between our forecasted annual effective tax rates and actual tax rates.
Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in applicable tax laws or their interpretation. Most recently, the OB3 was enacted, which makes permanent many provisions of the Tax Act and also introduces additional changes affecting individuals and businesses, including an increased tax rate on current foreign earnings that could increase our effective tax rate. Additional legislative proposals and enacted measures, including those included in the OB3, may further alter U.S. tax policy. Such changes could include, among other things, adjustments to corporate tax rates, limitations on certain deductions, changes to the taxation of cross-border activities or revisions to tax credits or other incentives. The OB3 did not have a significant impact on our fiscal year 2026 Consolidated Financial Statements, but the impact of the OB3 will likely be subject to ongoing technical guidance and accounting interpretation by the current presidential administration, which we will continue to monitor and assess, and we will continue to evaluate its potential impact on our future consolidated financial statements. We cannot predict whether, when, or to what extent future tax legislation, including further amendments or guidance related to the OB3, will be enacted or how such changes will be applied to our business. Any such changes could materially and adversely affect our business, financial condition and results of operations. We are also subject to the examination of our tax returns and other tax matters by the Internal Revenue Service of the U.S. ("IRS") and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. We cannot predict the outcome of these examinations. If our effective tax rates were to increase, particularly in the U.S., Canada or Switzerland, or if the ultimate determination of taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows, and financial condition could be adversely affected. See the risk factor captioned "We may be subject to increased tax liabilities and an increased effective tax rate if we need to remit funds held by our subsidiaries outside the U.S." above.
The Organization for Economic Co-operation and Development (the "OECD") has been working on a Base Erosion and Profit Shifting ("BEPS") Project, and since 2015 has been issuing guidelines and proposals with respect to various aspects of the existing framework under which our tax obligations are determined in countries in which we do business. In 2021, the OECD announced that more than 140 member jurisdictions have politically committed to potential changes to the international corporate tax system, including enacting a minimum tax rate of at least 15% as part of the OECD’s "Pillar Two" initiative. During December 2022, the European Union reached an agreement on the introduction of a minimum tax directive requiring member states to enact local legislation. On December 22, 2023, the Swiss Federal Council officially declared the entry into force of the Swiss implementation of the OECD’s Pillar Two rules beginning January 1, 2024, which imposes global minimum tax of 15% on multination enterprises with an annual revenue exceeding €750 million in at least two out of the last four years. We met the revenue thresholds requirement in fiscal year 2026, and the impact was recorded as part of our provision for income taxes. The OECD’s proposed changes have not generally been enacted into law in all of the jurisdictions in which we operate. We will continue to monitor countries’ laws with respect to the OECD model rules and the Pillar Two global minimum tax. Future tax law changes resulting from these developments may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities.
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
In addition, the Creating Helpful Incentives to Produce Semiconductors and Science Act ("CHIPS Act") provides various incentives and tax credits to U.S. companies in connection with semiconductor manufacturing, but we may be unsuccessful (including, relative to the efforts of our competitors) in any efforts to obtain such incentives and tax credits.
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
Furthermore, new climate change laws and regulations could require us to change our manufacturing processes or procure substitute raw materials that may cost more or be more difficult to procure. Various jurisdictions in which we do business have implemented, or in the future could implement or amend, restrictions on emissions of carbon dioxide or other greenhouse gases ("GHG"), limitations or restrictions on water use, regulations on energy management and waste management, and other climate change-based rules and regulations, which may increase our expenses and adversely affect our operating results. Continuing political and social attention to the issue of sustainability has also resulted in new regulations requiring disclosure of extensive information on climate-related matters and other sustainability topics. The State of California recently enacted the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that will impose broad climate-related disclosure obligations on certain companies doing business in California, subject to minimum revenue requirements, starting in 2026. Based on our net sales for fiscal year 2026, we expect that we will be subject to both the Climate Corporate Data Accountability Act, which will require an initial Scope 1 and 2 GHG emissions report by August 10, 2026, and the Climate-Related Financial Risk Act, which will require biennial reporting of climate-related financial risks. These laws are currently subject to litigation, which may affect timing or enforcement. Finally, in March 2024, the SEC finalized a new disclosure rule that will require certain climate-related disclosures, including Scope 1 and 2 GHG emissions, climate-related targets and goals and certain climate-related financial statement metrics, with phase-in compliance beginning in 2026. Although currently stayed pending completion of judicial review, we are assessing our obligations under similar regulations promulgated internationally and by certain states, and expect that compliance could require substantial effort in the future. Enhanced disclosure on climate-related and other sustainability topics could lead to reputational or other harm with customers, regulators, investors or other stakeholders and could also increase our litigation risks relating to statements alleged to have been made by us or others in our industry regarding climate change risks, or in connection with any future disclosures we may make regarding reported emissions, particularly given the inherent uncertainties and estimations with respect to calculating GHG emissions. We expect increased worldwide regulatory activity relating to climate change in the future. Future compliance with these laws and regulations may adversely affect our business and results of operations.
Risks Relating to our Business Strategies, Integration, Personnel and Other Operations
Our business and growth depend on our ability to attract and retain qualified personnel, including our management team and other key personnel, and the inability to attract, hire, integrate, train, retain, or motivate specialized technical and management personnel could harm our business and growth.
Our success and growth depend to a significant degree on the skills and continued services of our management team and other key personnel. If we lose the services of any member of management or any key personnel, we may not be able to locate a suitable or qualified replacement, and we may incur additional expenses to recruit and train a replacement. We have experienced recent changes in our management team. We seek to manage these transitions carefully, but these changes may result in a loss of institutional knowledge and may cause disruptions to our business and growth. If we fail to successfully integrate new key personnel into our organization or if key employees are unable to successfully transition into new roles, our business could be adversely affected. We may not be able to retain our executive officers or key employees in the future. Additionally, lack of effective leadership may lead to low morale, higher turnover, and decreased ability to execute our strategy. The loss of the services of any of our executive officers or key employees, and any failure to have in place and execute an effective succession plan for executive officers or key employees, could disrupt our business and have a significant negative impact on our operating results, prospects and future growth.
In addition, our future success depends upon our ability to attract and retain highly qualified technical, marketing and managerial personnel. We are dependent on a relatively small group of key technical personnel with relevant expertise, including analog and mixed-signal expertise. Personnel with highly skilled managerial capabilities, and relevant expertise, are scarce and competition for personnel with these skills is intense. As of fiscal year 2026, we operate under a hybrid work model, which requires greater in-office attendance for certain employees while still allowing flexibility for remote work. As a result of our work model or any changes to return to work policies or transitions away from remote or hybrid work, we may experience employee turnover, difficulty hiring new employees or low employee engagement. In addition, continuing macroeconomic related uncertainty may result in significant psychological, emotional or financial burdens for some of our employees, which may impact their productivity and morale and may lead to higher employee absences and higher attrition rates. We may not be able to retain key employees and we may not be successful in attracting, integrating or retaining other highly qualified personnel in the future. If we are unable to retain the services of key employees or are unsuccessful in attracting new highly qualified employees, our business could be harmed.

We have encountered and expect to continue encountering difficulties that have adversely impacted, and likely will continue to adversely impact, our ability to realize the anticipated benefits from the Sierra Wireless Acquisition.
Following the Sierra Wireless Acquisition, we experienced reduced business levels in the business acquired from Sierra Wireless due to macroeconomic and industry conditions, including elevated interest rates. If business conditions related to the Sierra Wireless business do not improve, we may never realize some or any of the benefits we anticipated from the Sierra Wireless Acquisition, including operational synergies, sustained revenue growth and earnings accretion, and we may be required to record additional impairments of our goodwill allocated to this business. Events outside our control, including economic trends and changes in regulation and laws, also could adversely affect our ability to realize the expected benefits from the Sierra Wireless Acquisition.
As a result of the Sierra Wireless Acquisition, the amount of our debt increased substantially, resulting in additional interest expense. In the fourth quarter of fiscal year 2023, we borrowed term loans in an aggregate principal amount of $895.0 million under the Term Loan Facility in order to fund a portion of the consideration for the Sierra Wireless Acquisition and related fees and expenses. We have since repaid a significant portion of this debt. Our increased indebtedness as a result of this financing has had, and may have in the future, important consequences to us and our stockholders, including: increasing our vulnerability to general adverse economic and industry conditions; limiting our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements; with respect to variable rate indebtedness, risks associated with increases in interest rates; requiring the use of a portion of our cash flow from operations for the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund working capital, future acquisitions, capital expenditures, stock repurchases and general corporate requirements; limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and putting us at a disadvantage compared to our competitors with less indebtedness. See "Item 1A. Risk Factors - Risks Relating to Our Indebtedness - Covenants in the Credit Agreement (as defined below) may restrict our ability to pursue our business strategies and any violation of one or more of the covenants could have a material adverse effect on our financial condition and results of operations," below for further discussion on the impact of our increased indebtedness.
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

Many of these factors are outside of our control and have resulted, and could continue to result, in increased costs, decreases in expected revenues and diversion of management’s time and attention, which has materially impacted, and could continue to materially impact the combined company. If we cannot fully integrate our and Sierra Wireless’ businesses and operations, or if there are further delays in completing the integration, it could further negatively impact our ability to realize the anticipated benefits of the Sierra Wireless Acquisition, which in turn could adversely affect our financial condition and operating results.
We rely on certain critical information systems for the operation of our business and a disruption in our information systems, including those related to cybersecurity, could adversely affect our business operations.
We maintain and rely upon certain critical information systems for the effective operation of our business. These information systems include telecommunications, the internet, our corporate intranet, various computer hardware and software applications, network communications, and e-mail. In some cases, these systems are owned and maintained by our suppliers to provide services to us. These information systems may be owned or maintained by us, our outsource providers or third parties such as suppliers, vendors and contractors. These information systems may also be used to provide services to our customers.
We face increasingly sophisticated cybersecurity threats including ransomware attacks targeting our manufacturing and supply chain systems through compromised third-party software or hardware; nation-state actors seeking to disrupt semiconductor supply chains or steal intellectual property; insider threats from current or former employees with access to sensitive systems; and AI-enabled attacks designed to circumvent traditional security controls. These cybersecurity threats subject our information systems to attacks, failures, and denial of access from a number of potential sources including viruses, destructive or inadequate code, malware, insider threats, power failures, and physical damage to data centers, computers, hard drives, communication lines and networking equipment.
Our use of AI may increase our vulnerability to certain cybersecurity risks, including through the unauthorized use or misuse of AI tools, loss of control over our proprietary intellectual property, inadvertent disclosure of sensitive data, or the introduction of defective or malicious code into AI-generated code. Further, threat actors may use AI and machine learning technologies to augment traditional attack techniques, improving or expanding their existing capabilities in novel and unpredictable ways, resulting in greater risks of security incidents and breaches.
To the extent that these information systems are under our control, we have implemented security procedures, such as virus protection software, security procedures and emergency recovery processes, to address the outlined risks; however, these measures may not prevent all incidents and our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business. If the systems used for the provision of services to our customers are disrupted, our revenues may be affected, we may incur other liabilities to our customers, and we may suffer reputational damage. Additionally, any compromise of our information security could result in the unauthorized access to, or disclosure of, our confidential business or proprietary information, including potential theft of our intellectual property or trade secrets (including our proprietary technology) or the unauthorized release of customer, supplier or employee data and result in a violation of privacy or other laws, thus exposing us to litigation, regulatory enforcement or damage to our reputation. To the extent that our business is interrupted or data or proprietary technology is lost, destroyed or inappropriately used or disclosed, such disruption could adversely affect our competitive position, relationship with customers, suppliers or employees or our business, financial condition and operating results. In addition, we may be required to incur significant costs to protect against or repair the damage caused by these disruptions or security breaches in the future, and our insurance may not be adequate to fully reimburse us for all costs and losses we incur.
We face risks associated with companies we have acquired in the past and may acquire in the future, as well as risks associated with any divestitures of previously acquired companies or our businesses or product lines.
We have expanded our operations through the Sierra Wireless Acquisition and the HieFo Acquisition, and we may continue to expand and diversify our operations with additional acquisitions. Acquisitions may divert management attention and resources from other business objectives. Acquisitions have used and could use in the future a significant portion of our available liquid assets or we could incur debt or issue equity securities to fund acquisitions. Any issuance of equity securities could be dilutive to existing stockholders. Debt financing could subject us to restrictive covenants that could have an adverse effect on our business. We undertake detailed reviews of proposed acquisition candidates and attempt to negotiate acquisition terms favorable to us, but we may encounter difficulties or incur liabilities for which we have no recourse. Any acquisition may not have a positive impact on our future performance.
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
The potential divestiture of our cellular module business creates significant risks and uncertainties that could adversely affect our IoT solutions business, financial condition, and results of operations.
We have publicly announced our intention to divest our cellular module business, which represents a substantial portion of our IoT Systems and Connectivity segment. The divestiture process may take many months or longer to complete and could disrupt normal business operations in several ways.
Key employees in the cellular module business may seek alternative employment due to uncertainty about the future of the cellular module business, including concerns about job security. Such attrition could disrupt customer relationships, product development programs, and day-to-day operations, and we may need to implement retention programs or provide transaction bonuses to retain key employees, increasing our costs.
As the cellular module business shares certain operational resources with our other businesses, separating these shared resources and establishing standalone capabilities for the business being divested (or for our retained businesses) would require significant planning, investment, and execution. Failure to successfully separate operations could disrupt both the divested business and our remaining operations.
Customers of our cellular module business may defer new design wins, accelerate qualification of alternative suppliers, shift business to competitors to reduce supply chain risk and/or cancel existing projects or programs that incorporate our products, which could reduce revenue and profitability during the sale process and negatively affect the valuation of any transaction.
Our senior management team and board of directors must devote substantial time and attention to the divestiture process, which could detract from our core semiconductor businesses and other strategic initiatives.
We may be unable to complete the divestiture on acceptable terms, or at all, due to factors including the inability to find a suitable buyer at an acceptable price; failure to obtain required regulatory approvals or third-party consents; failure to satisfy closing conditions; adverse changes in market conditions or buyer financing; and/or issues discovered during due diligence. If the divestiture is not completed, we would have incurred significant transaction-related costs without realizing the anticipated strategic benefits.
Finally, if the divestiture of our cellular module business is completed, our remaining operations will be more concentrated in certain semiconductor end markets and applications, potentially increasing the volatility of our operating results.
We have incurred substantial impairment charges, and we may be required to recognize additional impairment charges in the future, which could have an adverse effect on our financial condition and operating results.
We assess our goodwill, other intangible assets and our long-lived assets on an annual basis and whenever events or changes in circumstances indicate the carrying value of our assets may not be recoverable, and as and when required by accounting principles generally accepted in the U.S. ("GAAP") to determine whether they are impaired. During fiscal year 2026, we recorded $84.8 million of goodwill impairment and $1.8 million of intangible impairments. During fiscal year 2025, we recorded $7.5 million of goodwill impairment. During fiscal year 2024, we recorded $755.6 million of goodwill impairment and $131.4 million of intangible impairments. See Note 7, Goodwill and Intangible Assets, to our Consolidated Financial Statements for further discussion of these impairment charges. During fiscal years 2026, 2025 and 2024, we also recorded $10.4 million, $1.1 million and $3.9 million of non-cash impairment charges and credit loss reserves on certain of our investments. Future restructuring or appraisal of our business impacting fair value of our assets or changes in estimates of our future cash flows could affect our impairment analysis in future periods and cause us to record either an additional expense for impairment of assets previously determined to be partially impaired or record an expense for impairment of other assets. Depending on future circumstances, we may never realize the full value of intangible assets. Any future determination or impairment of a significant portion of our goodwill and other intangibles could have an adverse effect on our financial condition and operating results.
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
In addition, under the Credit Agreement, we are required to maintain a maximum consolidated leverage ratio and a minimum interest expense coverage ratio. Due to the impact of macroeconomic conditions and a softer demand environment on our business and results of operations, we entered into amendments to the Credit Agreement in February 2023, June 2023 and October 2023 to provide additional financial flexibility with respect to the financial covenants in the Credit Agreement. These amendments resulted in, among other things, an increase in the maximum leverage ratio, a decrease in the minimum interest ratio and also introduced a minimum liquidity covenant that applied through January 31, 2025. In the third quarter of fiscal year 2026, we voluntarily terminated the covenant relief period under the third amendment to the Credit Agreement. Following such termination, financial covenants reverted to levels where maintaining compliance will be more difficult. We were in compliance with all covenants as of January 25, 2026.
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
We have adopted accounting guidance that simplifies the accounting for convertible debt that may be settled in cash. As a result, our 1.625% Convertible Senior Notes due 2027 (the "2027 Notes") and 0% Convertible Senior Notes due 2030 (the "2030 Notes" and, together with the 2027 Notes, the "Notes"), are recorded on our balance sheet at face value less unamortized debt issuance costs, with interest expense reflecting the cash coupon plus the amortization of the capitalized issuance costs. Additionally, we apply the if-converted method to the Notes in calculating earnings per share, which may reduce our reported diluted earnings per share.

Furthermore, in the event the conditional conversion feature of the Notes is triggered, the holders of Notes are entitled to convert their Notes at any time during a specified period at their option. If one or more holders elect to convert their Notes, we would be required to settle any converted principal amount of such Notes through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we would be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. As of January 25, 2026, the trading price of our common stock remained above 130% of the applicable conversion price of the 2027 Notes for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, January 23, 2026 (the last trading day of the quarter ended January 25, 2026), resulting in the right of the holders of the 2027 Notes to convert their 2027 Notes beginning January 26, 2026 through April 24, 2026 (the last trading day of the fiscal quarter ending April 26, 2026). As of January 25, 2026, the 2030 Notes are not convertible at the option of the holders.
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
On October 6, 2022 and October 19, 2022, we entered into privately negotiated convertible note hedge transactions (the "Convertible Note Hedges") with an affiliate of one of the initial purchasers of the 2027 Notes and another financial institution (collectively, the "Counterparties"). We also separately entered into privately negotiated warrant transactions (the "Warrants") with the Counterparties. The Convertible Note Hedges are expected generally to reduce the potential dilution to our common stock upon any conversion of the 2027 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2027 Notes, as the case may be. However, the Warrants transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the Warrants.
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
We are subject to counterparty risk with respect to the Convertible Note Hedges.
The Counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the Convertible Note Hedges. Our exposure to the credit risk of the Counterparties is not secured by any collateral. If a Counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the Convertible Note Hedges with such Counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by a Counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock, and our Counterparties. We may not be financially stable or viable in the future.
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
Our VP of IT Security has held IT security and leadership roles at the Company for over 25 years and maintains a wide range of industry certifications including Certified Information Systems Security Professional.

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
Item 2.    Properties
Our corporate headquarters is located in Camarillo, California where we own an approximately 88,000 square foot facility. The parcel on which our headquarters is located can accommodate substantial expansion. As of January 25, 2026, we owned or leased multiple properties. The locations and primary functions of significant properties are summarized in the following table:

Locations	Square Feet	Administration	Research and/or development	Manufacturing support	Sales and marketing	Application engineering	Test and assembly	Reliability testing	Leased
Camarillo, California	88,000	●	●	●	●	●		●
Colorado Springs, Colorado	51,588	●	●	●	●	●	●
San Jose, California	39,050	●	●	●	●	●		●	●
Colorado Springs, Colorado	25,967	●	●	●	●	●	●		●
Irvine, California	20,072	●	●	●	●		●		●
San Diego, California	18,189	●	●	●	●	●			●

Richmond, British Columbia, Canada	76,000	●	●	●	●		●	●	●
Burlington, Ontario, Canada	68,000	●	●		●	●	●	●
Neuchatel, Switzerland	37,275	●	●	●	●	●	●	●	●
Taipei, Taiwan	36,720		●		●				●
Pune, India	30,100		●						●
Kanata, Ontario, Canada	29,221	●	●		●	●			●
Rapperswil, Switzerland	17,760	●							●
Bristol, United Kingdom	17,430	●	●		●	●	●	●	●
Shenzhen, China	15,678	●			●	●			●
In addition to the properties listed in the above table, we also lease Sales and Marketing, Research and Development, and Administrative offices at various locations in the U.S. and internationally under operating leases, none of which are material to our future cash flows. Our leases expire at various dates through 2033.
We believe that our existing leased and owned space is more than adequate for our current operations, and that suitable replacement and additional space will be available in the future on commercially reasonable terms as circumstances warrant.
Item 3.     Legal Proceedings
A description of our material legal proceedings in Note 13, Commitments and Contingencies, to the Consolidated Financial Statements is incorporated by reference into this Item 3.
Item 4.     Mine Safety Disclosures
Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on The Nasdaq Global Select Market under the symbol "SMTC."
Holders
As of March 20, 2026, we had 191 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.
Dividends
The payment of dividends on our common stock is within the discretion of our Board of Directors. Currently, we intend to retain earnings to finance the growth of our business. We did not pay cash dividends on our common stock during fiscal years 2026, 2025 or 2024, and our Board of Directors has not indicated an intent to declare a cash dividend on our common stock in the foreseeable future.
Issuer Purchases of Equity Securities
We maintain a stock repurchase program that was initially approved by our Board of Directors and announced by us in March 2008. The stock repurchase program does not have an expiration date and our Board of Directors has authorized expansion of the program over the years. On March 11, 2021, our Board of Directors approved the expansion of the stock repurchase program by an additional $350.0 million. We did not repurchase any shares of our common stock under the program during fiscal year 2026. As of January 25, 2026, the remaining authorization under the program was $209.4 million. Under the program, we may repurchase our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. Our repurchases may be made through Rule 10b5-1 and/or Rule 10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. To the extent we repurchase any shares of our common stock under the program in the future, we expect to fund such repurchases from cash on hand and borrowings on our Revolving Credit Facility (as defined below). We have no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.
Sales of Unregistered Securities
We did not make any sales of unregistered securities during fiscal year 2026 that have not been previously reported.
Performance Graph
This chart and graph show the value of a $100 cash investment at the close of market on the last trading day of fiscal year 2021 in (i) our common stock, (ii) the Nasdaq Composite Index, and (iii) the Philadelphia Semiconductor Index ("PHLX"), and assumes that all dividends are reinvested. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Fiscal Year	2021	2022	2023	2024	2025	2026
Semtech	$100	$96	$47	$29	$103	$113
Nasdaq Composite Index	$100	$105	$89	$118	$153	$180
PHLX	$100	$114	$102	$150	$185	$276
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
Overview
We are a leading provider of high-performance semiconductors powering data center networking, IoT connectivity and cellular infrastructure solutions and were incorporated in Delaware in 1960. We design, develop, manufacture and market a diverse portfolio of products for commercial applications, addressing the global infrastructure, high-end consumer and industrial end markets. The infrastructure end market includes data centers, PON, base stations, optical networks, servers, carrier networks, switches and routers, cable modems, wireless LAN and other communication infrastructure equipment and has expanded to support AI-driven applications and general compute data center applications. The high-end consumer end market includes smartphones, tablets, smart glasses, wearables, desktops, notebooks and other consumer equipment. The industrial end market includes IoT applications such as connected spaces (smart cities, buildings, factories, facilities and commercial buildings), smart utilities (electricity, water, gas and smart grid), wireless charging, medical, security systems, automotive, industrial and home automation, supply chain management, asset tracking and logistics, analog and digital video broadcast equipment, video-over-IP solutions and other industrial equipment. Our end customers for our silicon solutions are primarily OEMs that produce and sell technology solutions. Our IoT module, router, gateway and managed connectivity solutions ship to IoT device makers and enterprises to provide IoT connectivity to end devices.
We report results on the basis of 52 and 53 week periods and our fiscal year ends on the last Sunday in January. Fiscal years 2026, 2025 and 2024 each consisted of 52 weeks. Our fiscal year 2027 will consist of 53 weeks.
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
The increasing adoption of our LoRa technology for low power wide-area networks is providing connectivity solutions that enable IoT networks to make a smarter, more connected planet. The growing deployment of on-device AI in IoT applications further strengthens this opportunity: edge AI architectures transmit processed insights rather than raw sensor data, dramatically reducing bandwidth requirements and making the long-range, low-power characteristics of LoRa an ideal complement to AI-enabled IoT devices across industrial, security, smart city applications and more. Our portfolio of optical and copper connectivity solutions continue to address the demand for greater bandwidth and higher performance, while using less power by our global hyper-scale data center customers. Additionally, the rapid expansion of AI workloads has driven infrastructure suppliers around the world to accelerate their investments in high-speed connectivity using 5G wireless and PON technology where we are an industry leader, and industry demand within hyperscale data centers has continued to expand to support both AI-driven and general compute applications.
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
We also offer IoT connectivity services that help customers simplify their IoT journey, whether their machines or other connected assets are regionally located or globally dispersed. Our connectivity services optimize and simplify North American and Asia Pacific deployments, with multi-carrier options for IoT deployments in the U.S., Canada, Mexico, Australia, and New Zealand and a single point of accountability for connectivity management. We also accelerate global IoT deployments by providing a solution for customers to maintain a secure connection to assets throughout the world.

Recent Developments
Financing
On October 10, 2025, the Company issued and sold $402.5 million in aggregate principal amount of 0% Convertible Senior Notes due 2030 (the "2030 Notes") in a private placement. The 2030 Notes were issued pursuant to an indenture, dated October 10, 2025, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (the "2030 Indenture"). The 2030 Notes are jointly and severally and fully and unconditionally guaranteed by each of the Company's current and future direct and indirect wholly-owned domestic subsidiaries that guarantee its borrowings under its Credit Agreement (as defined below). The 2030 Notes do not bear any interest and will mature on October 15, 2030, unless earlier converted, redeemed or repurchased. As of January 25, 2026, $402.5 million of the 2030 Notes remain outstanding. For additional information, see Note 9, Long-Term Debt, to our Consolidated Financial Statements.
On October 7, 2025, the Company entered into separate, privately-negotiated exchange agreements with certain holders of the 2027 Notes (the "2025 Exchange of 2027 Notes"). Pursuant to the 2025 Exchange of 2027 Notes, on October 14, 2025, the Company used approximately $220.6 million of the net proceeds from the 2030 Notes, together with the issuance of 3,036,192 shares of the Company's common stock as consideration for the exchange of approximately $219.0 million aggregate principal amount of the 2027 Notes and accrued interest. The Company accounted for these exchange transactions as an induced conversion. In fiscal year 2026, in connection with these exchange transactions, the Company recognized an induced conversion expense of $17.6 million recorded in "Interest expense" on the Statements of Operations and an increase to "Additional paid-in capital" of $14.3 million on the Balance Sheets, which included $3.3 million from the write-off of deferred financing costs.
In connection with the 2025 Exchange of 2027 Notes, the Company also terminated a portion of the Convertible Note Hedges (as defined below) and the Warrants corresponding to the number of 2027 Notes exchanged. The Company received approximately $24.5 million in connection with the termination, which was recorded as an increase to "Additional paid-in capital" on the Balance Sheets.
On October 7, 2025, the Company entered into separate, privately-negotiated exchange agreements with holders of the 2028 Notes (as defined below) (the "2025 Exchange of 2028 Notes"). Pursuant to the 2025 Exchange of 2028 Notes, on October 14, 2025, the Company used approximately $63.1 million of the net proceeds from the 2030 Notes, together with the issuance of 2,217,394 shares of the Company's common stock as consideration for the exchange of the remaining $62.0 million aggregate principal amount of the 2028 Notes and accrued interest. The Company accounted for these exchange transactions as an induced conversion. In fiscal year 2026, in connection with these exchange transactions, the Company recognized an induced conversion expense of $3.6 million recorded in "Interest expense" on the Statements of Operations and an increase to "Additional paid-in capital" of $2.2 million on the Balance Sheets, which included $1.3 million from the write-off of deferred financing costs.
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
Our Segments
We have three operating segments—Signal Integrity, Analog Mixed Signal and Wireless, and IoT Systems and Connectivity—that represent three separate reportable segments. See Note 15, Segment Information, to our Consolidated Financial Statements for segment information.
Factors Affecting Our Performance
Most of our sales to customers are made on the basis of individual customer purchase orders and many customers include cancellation provisions in their purchase orders. Net sales made through independent distributors in fiscal years 2026, 2025 and 2024 were 74%, 72% and 66%, respectively of net sales, and the remainder were made directly to customers.
We are a global business with customers and suppliers around the world. A significant amount of our third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located outside the United States, including China, Israel, Japan, Taiwan and Vietnam. A significant amount of our assembly and test operations are conducted by third-party contractors located outside the United States, including China, Malaysia, Taiwan and Vietnam. Net sales outside the United States for fiscal years 2026, 2025 and 2024 constituted approximately 82%, 79% and 76%, respectively, of our net sales. Approximately 67%, 64% and 58% of net sales in fiscal years 2026, 2025 and 2024, respectively, were to customers located in the Asia-Pacific region. We are subject to export restrictions and trade regulations, which have limited our ability to sell to certain customers in certain regions. In addition, changes in tariffs or the imposition of retaliatory tariffs may impact our net sales and gross profit if we are unable to pass higher costs on to our customers.

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
Results of Operations
A discussion of our results of operations for the fiscal years ended January 25, 2026 and January 26, 2025 and year-over-year comparisons between these fiscal years appears below. With the exception of net sales and gross profit, which are discussed below to reflect the changes to our reportable segments, a discussion of our results of operations for the fiscal year ended January 28, 2024 and year-over-year comparisons between fiscal years 2025 and 2024 have been omitted from this Annual Report on Form 10-K, but may be found in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended January 26, 2025, filed with the SEC on March 25, 2025.
Fiscal Year 2026 Compared with Fiscal Year 2025
Net Sales
The following table summarizes our net sales by major end market:

	Fiscal Years
(in thousands, except percentages)	2026		2025
	Net Sales	% Net Sales	Net Sales	% Net Sales	Change
Infrastructure	$310,432	30%	$243,772	27%	27%
High-End Consumer	155,067	15%	147,021	16%	5%
Industrial	584,476	55%	518,494	57%	13%
Total	$1,049,975	100%	$909,287	100%	15%
Net sales for fiscal year 2026 were $1,050.0 million, an increase of 15% compared to $909.3 million for fiscal year 2025 primarily driven by higher net sales across all major end markets, particularly from our infrastructure and industrial end markets due to stronger demand and increased sales volume. Net sales from our infrastructure end market increased $66.7 million versus the prior year driven by an approximately $81.4 million increase in data center sales and an approximately $4.7 million increase in infrastructure TVS product sales, partially offset by an approximately $20.0 million decrease in telecommunications sales. Net sales from our industrial end market increased $66.0 million primarily due to an approximately $39.7 million increase in LoRa-enabled sales in industrial applications and an approximately $34.3 million increase in IoT Hardware sales, partially offset by an approximately $9.0 million decrease in other industrial product sales. Net sales from our high-end consumer end market increased $8.0 million primarily driven by an increase in consumer TVS product sales.
The following table summarizes our net sales by reportable segment:

	Fiscal Years
(in thousands, except percentages)	2026		2025
	Net Sales	% Net Sales	Net Sales	% Net Sales	Change
Signal Integrity	$322,608	31%	$261,747	29%	23%
Analog Mixed Signal and Wireless	373,444	36%	322,899	35%	16%
IoT Systems and Connectivity	353,923	33%	324,641	36%	9%
Total	$1,049,975	100%	$909,287	100%	15%
Net sales from Signal Integrity increased $60.9 million in fiscal year 2026 versus fiscal year 2025 primarily driven by an approximately $81.4 million increase in data center sales, partially offset by an approximately $20.0 million decrease in telecommunications sales. Net sales from Analog Mixed Signal and Wireless increased $50.5 million in fiscal year 2026 versus fiscal year 2025 primarily due to an approximately $39.8 million increase in LoRa-enabled sales and approximately $17.3 million increase in total TVS product sales, both driven by stronger demand. Net sales from IoT Systems and Connectivity increased $29.3 million in fiscal year 2026 versus fiscal year 2025 primarily due to an approximately $34.3 million increase in IoT Hardware sales, driven by stronger demand.

Gross Profit
The following table summarizes our gross profit and gross margin by reportable segment:

	Fiscal Years
(in thousands, except percentages)	2026		2025
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Signal Integrity	$210,347	65.2%	$162,656	62.1%
Analog Mixed Signal and Wireless	219,986	58.9%	179,372	55.6%
IoT Systems and Connectivity	125,743	35.5%	127,561	39.3%
Unallocated costs, including share-based compensation, amortization of acquired technology and acquired technology impairments	(13,932)		(13,061)
Total	$542,144	51.6%	$456,528	50.2%
In fiscal year 2026, gross profit increased to $542.1 million from $456.5 million in fiscal year 2025. This increase was primarily due to $47.7 million increase from Signal Integrity primarily driven by higher data center sales due to stronger demand, partially offset by lower telecommunications sales, a $40.6 million increase from Analog Mixed Signal and Wireless primarily driven by higher LoRa-enabled product sales and TVS product sales due to stronger demand, partially offset by a $1.8 million decrease from IoT Systems and Connectivity.
Our gross margin was 51.6% in fiscal year 2026, compared to 50.2% in fiscal year 2025. Gross margin in Signal Integrity was 65.2% in fiscal year 2026, compared to 62.1% in fiscal year 2025 primarily due to improved overhead absorption and favorable product mix. Gross margin in Analog Mixed Signal and Wireless was 58.9% in fiscal year 2026, compared to 55.6% in fiscal year 2025 primarily due to favorable product mix. Gross margin in IoT Systems and Connectivity was 35.5% in fiscal year 2026, compared to 39.3% in fiscal year 2025 primarily due to unfavorable product mix.
Operating Expenses, net

	Fiscal Years
(in thousands, except percentages)	2026		2025
	Cost/Exp.	% Net Sales	Cost/Exp.	% Net Sales	Change
Product development and engineering	$196,348	19%	$170,908	19%	15%
Selling, general and administrative	221,852	21%	222,368	24%	—%
Intangible amortization	631	—%	884	—%	(29)%
Restructuring	4,186	1%	4,944	1%	(15)%
Intangible impairments	1,777	—%	—	—%	100%
Goodwill impairment	84,785	8%	7,490	1%	1,032%
Total operating expenses, net	$509,579	49%	$406,594	45%	25%
Product Development and Engineering Expenses
Product development and engineering expenses increased $25.4 million for fiscal year 2026 compared to fiscal year 2025 primarily as a result of a $16.0 million net increase in staffing-related costs, including higher supplemental compensation, a $7.8 million increase from new product introduction expenses, and a $2.1 million increase in facilities, partially offset by a $1.5 million increase in tax credit recoveries. The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period-over-period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services, which are typically recorded as a reduction to product development and engineering expense.
Selling, General & Administrative ("SG&A") Expenses
Selling, general and administrative expenses decreased $0.5 million for fiscal year 2026 compared to fiscal year 2025 primarily as a result of a $7.7 million net decrease in staffing-related costs driven by lower share-based compensation caused by remeasurement of the cash-settled awards liability, partially offset by a $3.4 million increase in consulting expenses, a $1.8 million increase in bad debt reserve expense, a $1.6 million increase in transaction and integration related expenses, and a $0.3 million increase in facilities.
Intangible Amortization
Intangible amortization was $0.6 million and $0.9 million for fiscal years 2026 and 2025, respectively. The amortization of acquired technology intangible assets is reflected in cost of sales.

Restructuring Expenses
Restructuring expenses were $4.2 million and $4.9 million for fiscal years 2026 and 2025, respectively, from structural reorganization actions to reduce our workforce as a result of cost-saving measures and internal resource alignment.
Intangible Impairments
There was $1.8 million of intangible impairment in fiscal year 2026. There was no intangible impairment in fiscal year 2025.
Goodwill Impairment
There was $84.8 million of goodwill impairment for fiscal year 2026 primarily due to reduced earnings forecasts and a shift in strategic direction associated with the IoT Connected Services reporting unit. There was no goodwill impairment at any of the Company's other reporting units.
Goodwill impairment was $7.5 million for fiscal year 2025 primarily due to reduced earnings forecasts associated with the IoT Systems–Modules reporting unit. There was no goodwill impairment at any of the Company's other reporting units.
See Note 7, Goodwill and Intangible Assets, to our Consolidated Financial Statements for additional information.
Interest Expense
Interest expense, including amortization and a write-off of deferred financing costs, was $40.6 million and $90.1 million for fiscal years 2026 and 2025, respectively. The $49.4 million decrease was primarily due to interest savings as a result of approximately $188.1 million of 2028 Notes extinguished in exchange for common stock in the second quarter of fiscal year 2025, and the full repayment of the Revolving Credit Facility (as defined below) and Term Loans (as defined below) from the fourth quarter of fiscal year 2025 through the third quarter of fiscal year 2026, partially offset by the induced conversion expense of $21.2 million in connection with the 2025 Exchange of 2027 Notes and 2025 Exchange of 2028 Notes.
See Note 9, Long-Term Debt, to our Consolidated Financial Statements for additional information.
Investment Impairments and Credit Loss Reserves
In fiscal year 2026, investment impairments and credit loss reserves totaled a loss of $10.4 million due to an other-than-temporary impairment on one of our non-marketable equity investments and AFS debt securities. In fiscal year 2025, investment impairments and credit loss reserves totaled a loss of $1.1 million due to an other-than-temporary impairment on one of our non-marketable equity investments.
Provision for Income Taxes
We recorded income tax expense of $19.8 million for fiscal year 2026 compared to income tax benefit of $22.0 million for fiscal year 2025. The effective tax rates for fiscal years 2026 and 2025 were (93.6%) and 12.0%, respectively. Our effective tax rate for fiscal year 2026 differs from the statutory federal income tax rate of 21% primarily due to our regional mix of income, changes in valuation allowance, nondeductible losses on debt extinguishment and goodwill impairments and the impact of rate changes on deferred tax assets. The Tax Act requires R&D costs incurred for tax years beginning after December 31, 2021 to be capitalized and amortized ratably over five or fifteen years for tax purposes, depending on where the research activities are conducted. We have elected to treat global intangible low-taxed income ("GILTI") as a period cost and the additional capitalization of R&D costs within GILTI increases our provision for income taxes.
On July 4, 2025, the OB3 was enacted into law in the U.S. The OB3 modifies certain elements of the TCJA, including permanently changing the limitation on the deduction of business interest expense, as well as making permanent the immediate deduction for domestic R&D expenses. The remaining provisions of the OB3 have multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. As the Company maintains a full valuation allowance on its U.S. deferred tax assets, the enactment of the legislation did not have a material impact on the Company's effective tax rate as of January 25, 2026. This legislation may be subject to further clarification and the issuance of interpretive guidance; however, the remaining provisions of the OB3 are not expected to have a material effect on our consolidated financial statements. We will continue to monitor the potential future impacts of the OB3, including provisions that become effective in subsequent periods, and will reflect any material changes in its financial statements when appropriate.
In December 2021, the Organization for Economic Cooperation and Development published a framework for a new global minimum tax of 15% ("Pillar Two") on income arising in low-tax jurisdictions, and certain governments in countries where the Company operates have enacted local Pillar Two legislation, with an effective date from January 1, 2024. Pillar Two did not have a material impact on our provision for income taxes for the fiscal year ending January 25, 2026.
Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not expected to be realized. In making such a determination of whether a valuation is necessary, we consider all available positive and negative evidence supporting the allowance (e.g., the results of recent operations and future forecasts). As a result of our recent performance, there is a reasonable possibility that a portion of our valuation allowance is no longer needed in future periods. A release of the valuation allowance will likely result in a material tax benefit recognized in the quarter of the release.

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
For further information on the effective tax rate and the Tax Act’s impact, see Note 11, Income Taxes, to our Consolidated Financial Statements.
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
We believe that our cash on hand, expected cash generation from future operations and available borrowing capacity under the Revolving Credit Facility (as defined below) are sufficient to meet liquidity requirements for at least the next 12 months, including funds needed for our material cash requirements. As of January 25, 2026, we had $195.2 million in cash and cash equivalents and $451.6 million of available undrawn borrowing capacity on our Revolving Credit Facility, subject to net leverage limitations and customary conditions precedent, including the accuracy of representations and warranties and the absence of defaults. Over the longer-term, we expect to fund our business using cash flows from operating activities.
As of January 25, 2026 and January 26, 2025, there was $3.4 million outstanding under letters of credit under the Revolving Credit Facility.
A meaningful portion of our capital resources, and the liquidity they represent, are held by our subsidiaries outside of the U.S. As of January 25, 2026, our foreign subsidiaries held $182.7 million of cash and cash equivalents, compared to $139.1 million at January 26, 2025. Our liquidity may be impacted by fluctuating exchange rates. For additional information on exchange rates, see "Item 7A - Quantitative and Qualitative Disclosures About Market Risk."
In connection with the enactment of the Tax Act, all historic and current foreign earnings are taxed in the U.S. Depending on the jurisdiction, these foreign earnings are potentially subject to a withholding tax, if repatriated. As of January 25, 2026, our historical undistributed earnings prior to fiscal year 2023 of our foreign subsidiaries are intended to be permanently reinvested outside of the U.S. With the enactment of the Tax Act, all post-1986 previously unremitted earnings for which no U.S. deferred tax liability had been accrued were subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, we have determined that none of our foreign earnings for fiscal years 2026 and 2025 will be permanently reinvested. If we needed to remit all or a portion of our historical undistributed earnings to the U.S. for investment in our domestic operations, any such remittance could result in increased tax liabilities and a higher effective tax rate. Determination of the amount of the unrecognized deferred tax liability on these unremitted earnings is not practicable.
We expect our future non-operating uses of cash will be for capital expenditures and debt repayment. We expect to fund these cash requirements through cash flows from operating activities.
Expected Sources and Uses of Liquidity
Operating Cash Flows
Our operating cash flows are driven by our ability to value price for the differentiated technology that we provide, as well as our fab-lite business model, which is highly flexible to changes in customer demand.
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
As of January 25, 2026, the Company had no amounts outstanding under the Term Loans and no revolving loans outstanding under the Revolving Credit Facility, which had available undrawn borrowing capacity of $451.6 million, subject to net leverage limitations and customary conditions precedent, including the accuracy of representations and warranties and the absence of defaults.
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
As of January 25, 2026, the Company was in compliance with the financial covenants in our Credit Agreement. The Credit Agreement also contains customary provisions pertaining to events of default. If any event of default occurs, the obligations under the Credit Agreement may be declared due and payable, terminated upon written notice to us and existing letters of credit may be required to be cash collateralized.
For additional information on the Credit Agreement, see Note 9, Long-Term Debt to our Consolidated Financial Statements.
We had entered into interest rate swap agreements to hedge the variability of interest payments on debt outstanding under the Term Loans. As of January 25, 2026, there were no interest rate swap agreements outstanding. See Note 18, Derivatives and Hedging Activities, to our Consolidated Financial Statements for additional information.
Convertible Senior Notes Due 2027
On October 12, 2022 and October 21, 2022, we issued and sold $300.0 million and $19.5 million, respectively, in aggregate principal amount of the 2027 Notes in a private placement. The 2027 Notes were issued pursuant to an indenture dated October 12, 2022, by and among us, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. The 2027 Notes bear interest at a rate of 1.625% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2023. The 2027 Notes will mature on November 1, 2027, unless earlier converted, redeemed or repurchased. The 2027 Notes are not currently redeemable and, as of January 25, 2026, one of the conditions allowing holders of the 2027 Notes to convert had been met. The trading price of our common stock remained above 130% of the applicable conversion price for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, January 23, 2026 (the last trading day of the quarter ended January 25, 2026), resulting in the right of the holders of the 2027 Notes to convert their 2027 Notes beginning January 26, 2026 through April 24, 2026 (the last trading day of the fiscal quarter ending April 26, 2026). Should the holders of the 2027 Notes elect to convert some or all of the outstanding 2027 Notes, the Company intends to draw on its Revolving Credit Facility to settle the obligation. As of January 25, 2026, $100.5 million of the 2027 Notes remained outstanding. The 2027 Notes were initially issued pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act.
We used approximately $72.6 million of the net proceeds from the 2027 Notes to pay for the cost of the Convertible Note Hedge Transactions (as defined in Note 9, Long-Term Debt), after such cost was partially offset by approximately $42.9 million of proceeds to us from the sale of Warrants in connection with the issuance of the 2027 Notes, all as described in Note 9, Long-Term Debt to our Consolidated Financial Statements. The Convertible Note Hedge Transactions and Warrants transactions are indexed to, and potentially settled in, our common stock and the net cost of $29.7 million has been recorded as a reduction to "Additional paid-in capital" in the consolidated statement of stockholders’ equity (deficit). We used the remaining net proceeds to fund a portion of the consideration in the Sierra Wireless Acquisition and to pay related fees and expenses. For additional information on the Convertible Note Hedges and the Warrants, see Note 9, Long-Term Debt to our Consolidated Financial Statements.
On October 7, 2025, the Company entered into the 2025 Exchange of 2027 Notes. Pursuant to the 2025 Exchange of 2027 Notes, on October 14, 2025, the Company used approximately $220.6 million of the net proceeds from the 2030 Notes, together with the issuance of 3,036,192 shares of the Company's common stock as consideration for the exchange of approximately $219.0 million aggregate principal amount of the 2027 Notes and accrued interest. The Company accounted for these exchange transactions as an induced conversion. In fiscal year 2026, in connection with these exchange transactions, the Company recognized an induced conversion expense of $17.6 million recorded in "Interest expense" on the Statements of Operations and an increase to "Additional paid-in capital" of $14.3 million on the Balance Sheets, which included $3.3 million from the write-off of deferred financing costs.

In connection with the 2025 Exchange of 2027 Notes, the Company also terminated a portion of the Convertible Note Hedges and the Warrants corresponding to the number of 2027 Notes exchanged. The Company received approximately $24.5 million in connection with the termination, which was recorded as an increase to "Additional paid-in capital" on the Balance Sheets.
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
On July 11, 2024 and July 15, 2024, we entered into the Exchange Agreements with certain holders of the 2028 Notes. Pursuant to the Exchange Agreements, certain holders of the 2028 Notes exchanged with us approximately $188.1 million in aggregate principal amount of 2028 Notes held by them for an aggregate of 10,378,431 shares of our common stock, which number of shares was determined over an averaging period that commenced on July 12, 2024. We accounted for these exchange transactions as a partial debt extinguishment and recognized a loss on extinguishment of debt equal to the difference between the fair value of our common stock delivered to certain holders of the 2028 Notes and the carrying value of the outstanding debt, accrued interest and third-party fees related to the Exchange Agreements. In fiscal year 2025, in connection with these exchange transactions, we recognized $144.7 million of loss included in "Loss on extinguishment of debt" in the Statements of Operations and $5.5 million of loss resulting from the write-off of deferred financing costs included in "Interest expense" in the Statements of Operations.
On October 7, 2025, the Company entered into the 2025 Exchange of 2028 Notes. Pursuant to the 2025 Exchange of 2028 Notes, on October 14, 2025, the Company used approximately $63.1 million of the net proceeds from the 2030 Notes, together with the issuance of 2,217,394 shares of the Company's common stock as consideration for the exchange of the remaining $62.0 million aggregate principal amount of the 2028 Notes and accrued interest. The Company accounted for these exchange transactions as an induced conversion. In fiscal year 2026, in connection with these exchange transactions, the Company recognized an induced conversion expense of $3.6 million recorded in "Interest expense" on the Statements of Operations and an increase to "Additional paid-in capital" of $2.2 million on the Balance Sheets, which included $1.3 million from the write-off of deferred financing costs.
For additional information on the 2028 Notes, see Note 9, Long-Term Debt to our Consolidated Financial Statements.
Convertible Senior Notes Due 2030
On October 10, 2025, the Company issued and sold $402.5 million in aggregate principal amount of 2030 Notes in a private placement. The 2030 Notes were issued pursuant to the 2030 Indenture. The 2030 Notes are jointly and severally and fully and unconditionally guaranteed by each of the Company's current and future direct and indirect wholly-owned domestic subsidiaries that guarantee its borrowings under its Credit Agreement. The 2030 Notes do not bear any interest and will mature on October 15, 2030, unless earlier converted, redeemed or repurchased. The 2030 Notes are not currently redeemable and, as of January 25, 2026, none of the conditions allowing holders of the 2030 Notes to convert had been met. As of January 25, 2026, $402.5 million of the 2030 Notes remain outstanding.
For additional information on the 2030 Notes, see Note 9, Long-Term Debt to our Consolidated Financial Statements.
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
Portfolio Rationalization
We are conducting a portfolio rationalization review, which has included identifying non-core assets in an effort to align our portfolio with our strategic vision and preferred margin profile. As part of the portfolio rationalization review, we are reviewing potential strategic alternatives for certain of our non-core assets. No decision has been made regarding any strategic alternative or any particular asset and there is no assurance that the exploration of strategic alternatives will result in any transactions, nor any specified timeline.
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
We did not repurchase any shares of our common stock under the program during fiscal years 2026 and 2025. As of January 25, 2026, the remaining authorization under the program was $209.4 million. To the extent we repurchase any shares of our common stock under the program in the future, we expect to fund such repurchases from cash on hand and borrowings on our Revolving Credit Facility. We have no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.
Operating Leases
We have operating leases for real estate, vehicles, and office equipment with remaining lease terms of up to eight years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. Our operating lease liabilities totaled $26.8 million and $24.5 million as of January 25, 2026 and January 26, 2025, respectively, and are included in "Accrued liabilities" and "Other long-term liabilities" in our Consolidated Balance Sheets.
Purchase Commitments
Capital purchase commitments and other open purchase commitments are for the purchase of plant, equipment, raw materials, supplies and services. They are not recorded liabilities in our Consolidated Balance Sheets as of January 25, 2026, as we have not yet received the related goods or taken title to the goods or received services. As of January 25, 2026, we had $6.1 million in open capital purchase commitments and $408.1 million in other open purchase commitments.
Compensation and Defined Benefit Plans
We maintain a deferred compensation plan for certain key employees that allow participants to defer a portion of their compensation for future distribution at various times permitted by the plan. Our liabilities for deferred compensation under this plan were $46.1 million and $39.3 million as of January 25, 2026 and January 26, 2025, respectively, and are included in "Accrued liabilities" and "Other long-term liabilities" in the Consolidated Balance Sheets. The plan provides for a discretionary Company match up to a defined portion of the employee’s deferral, with any match subject to defined conditions.
We have purchased whole life insurance on the lives of certain of our current and former deferred compensation plan participants. This corporate-owned life insurance is held in a grantor trust and is intended to cover a majority of the costs of our deferred compensation plan. The cash surrender value of our corporate-owned life insurance was $46.2 million as of January 25, 2026 and was included in "Other assets" in the Consolidated Balance Sheets, compared to $34.9 million as of January 26, 2025 included in "Other assets" in the Consolidated Balance Sheets. The $11.2 million increase in the cash surrender value of the corporate-owned life insurance as of January 25, 2026 compared to January 26, 2025 was primarily related to an overall $7.8 million increase in market value reflected in earnings and $3.4 million premium deposited to the corporate-owned life insurance.
We maintain defined benefit pension plans for the employees of our Swiss and French subsidiaries. Expected future payments under these plans totaled $34.7 million as of January 25, 2026.
The liability associated with vested, but unsettled restricted stock awards that are to be settled in cash totaled $11.3 million as of January 25, 2026, of which $7.5 million was included in "Other long-term liabilities" and $3.8 million was included in "Accrued liabilities" in the Balance Sheets, compared to $14.5 million as of January 26, 2025, of which $6.2 million was included in "Other long-term liabilities" and $8.3 million was included in "Accrued liabilities" in the Balance Sheets.
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

Cash Flows
In summary, our cash flows for each period were as follows:

	Fiscal Years
(in thousands)	2026	2025
Net cash provided by operating activities	$181,168	$57,987
Net cash used in investing activities	(38,761)	(11,887)
Net cash used in financing activities	(101,068)	(21,660)
Effect of foreign exchange rate changes on cash and cash equivalents	2,097	(1,282)
Net increase in cash and cash equivalents	$43,436	$23,158
Operating Activities
Net cash provided by operating activities is driven by net income or loss adjusted for non-cash items and fluctuations in operating assets and liabilities.
Operating cash flows for fiscal year 2026 compared to fiscal year 2025 were favorably impacted by a 15.5% increase in net sales, significantly lower interest payments on debt, and lower restructuring payments related to employee termination benefits, and were unfavorably impacted by an increase in annual bonus payments and a $12.0 million incremental increase in inventory spend.
Investing Activities
Net cash used in investing activities is primarily driven by acquisitions, net of any cash received, capital expenditures, purchases and sales of investments, proceeds from or premiums paid for corporate-owned life insurance, proceeds from sales of property, plant and equipment, and purchases of intangibles.
In fiscal year 2026, we completed an immaterial acquisition for cash consideration of $21.5 million. No similar acquisitions were made in fiscal year 2025.
Capital expenditures were $9.8 million and $7.9 million in fiscal years 2026 and 2025, respectively.
Purchases of intangibles were $6.0 million for fiscal year 2026, compared to $6.3 million for fiscal year 2025, which included capitalized development costs and software licenses.
Financing Activities
Net cash used in financing activities is primarily attributable to proceeds from and payments on our Revolving Credit Facility, proceeds from and payments on our Term Loans, proceeds from and payments of convertible senior notes, repurchase of warrants, proceeds from unwind of bond hedge, purchase of capped calls, payments related to deferred financing costs, issuance of common stock, proceeds from interest rate swap termination and stock option exercises, payments related to employee share-based compensation payroll taxes and distributions to noncontrolling interest.
In fiscal years 2026 and 2025, we made prepayments of $181.2 million and $441.4 million on our Term Loans, respectively.
In fiscal year 2026, we collected proceeds of $402.5 million from and made prepayments of $281.0 million on our convertible senior notes, as discussed above. No such proceeds were collected or no such prepayments were made in fiscal year 2025.
Critical Accounting Estimates
We prepare our consolidated financial statements in accordance with GAAP. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. Accordingly, actual results could differ materially from our estimates. We consider an accounting policy to be a "critical accounting policy and estimate" if: (1) we must make assumptions that were uncertain when the judgment was made, and (2) changes in the estimate assumptions or selection of a different estimate methodology could have a significant impact on our financial position and the results that we report in our consolidated financial statements. While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information available when the estimate was made. We believe the following represent our most significant accounting estimates:
•Inventories - We value our inventory at the lower of cost or net realizable value, which requires us to make estimates regarding potential obsolescence or lack of marketability. We reduce the basis of our inventory due to changes in demand or changes in product life cycles. The estimation of customer demand requires management to evaluate and make assumptions of the impact of changes in demand or changes in product life cycles on current sales levels. Our write-down to net realizable value at the end of fiscal year 2026 and 2025 represented 29.6% and 34.5% of gross inventory, respectively. Based on fiscal year 2026 ending inventory, an increase in the write-down by one percent of gross inventory would decrease net inventory and increase cost of goods sold by $2.8 million.

•Revenue recognition - Net sales reflect the transaction prices for contracts, which include units shipped at selling prices reduced by variable consideration. Determination of variable consideration requires judgment by us and includes expected sales returns and other price adjustments. Variable consideration is estimated using the expected value method considering all reasonably available information, including our historical experience and our current expectations, and is reflected in the transaction price when sales are recorded. In fiscal year 2026, net sales were reduced by $61.6 million in estimated variable consideration, or 5.5% of gross revenue. In fiscal year 2025, net sales were reduced by $54.2 million in estimated variable consideration, or 5.6% of gross revenue. If variable consideration were estimated to be one percent higher, fiscal year 2026 revenue would have decreased by $11.1 million.
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
See Note 11, Income Taxes, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further discussion.
•Business Combinations, Goodwill and Intangible Assets - We account for business combinations under the acquisition method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. We consult with third-party valuation advisors in determining the fair value of the acquired assets and liabilities. Acquired intangible assets with finite lives are amortized over their estimated useful lives. Adjustments to fair value assessments are recorded to goodwill over the purchase price allocation period. The determination of the estimated fair value of our acquired intangible assets requires significant judgements and estimates and is most sensitive to future revenue forecasts.
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
During fiscal year 2026, we had five reporting units for goodwill impairment testing. Quantitative tests were performed for one reporting unit and a qualitative test was performed for the remaining four reporting units. Our analysis for fiscal year 2026 resulted in goodwill impairment charges of $84.8 million for the IoT Connectivity Services reporting unit. There was no goodwill impairment for any of the Company's other reporting units.
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

Foreign Currency Risk
Our foreign operations expose us to the risk of fluctuations in foreign currency exchange rates against our functional currencies and we may economically hedge this risk with foreign currency contracts (such as currency forward contracts). Gains or losses on these balances are generally offset by corresponding losses or gains on the related hedging instruments. As of January 25, 2026, our largest foreign currency exposures were from the Australian Dollar, Canadian Dollar, euro, Great British Pound, Indian Rupee, Mexican Peso, Swiss Franc and Taiwan Dollar.
We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign exchange rates of 10% for all currencies could be experienced in the near-term. These reasonably possible adverse changes were applied to our total monetary assets and liabilities denominated in currencies other than our functional currency as of January 25, 2026. The adverse impact these changes would have had (after taking into account balance sheet hedges only) on our income before taxes is $2.6 million.
Interest Rate and Credit Risk
While we had no revolving loans outstanding under the Revolving Credit Facility as of January 25, 2026, future borrowing under our Credit Agreement is subject to variable interest rates.
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
Interest rates also affect our return on excess cash and investments. As of January 25, 2026, we had $195.2 million of cash and cash equivalents. A majority of our cash and cash equivalents generate interest income based on prevailing interest rates. Interest income, net of reserves, generated by our investments and cash and cash equivalents was $2.5 million in fiscal year 2026. A significant change in interest rates would impact the amount of interest income generated from our cash and investments. It would also impact the market value of our investments.
Our investments are primarily subject to credit risk. Our investment guidelines prescribe credit quality, permissible investments, diversification, and duration restrictions. These restrictions are intended to limit risk by restricting our investments to high quality debt instruments with relatively short-term durations. Our investment strategy limits investment of new funds and maturing securities to U.S. Treasury, Federal agency securities, high quality money market funds and time deposits with our principal commercial banks. Outside of these investment guidelines, we also invest in a limited amount of debt securities in privately held companies that we view as strategic to our business. For example, many of these investments are in companies that are enabling the LoRa and LoRaWAN® based ecosystem.
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
Camarillo, California
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Semtech Corporation and subsidiaries (the "Company") as of January 25, 2026 and January 26, 2025, the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows, for each of the three years in the period ended January 25, 2026, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 25, 2026 and January 26, 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 25, 2026, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 25, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 23, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Inventories – Excess Quantities and Obsolescence – Refer to Notes 2 and 5 to the financial statements
Critical Audit Matter Description
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
March 23, 2026

We have served as the Company's auditor since 2016.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended
	January 25, 2026	January 26, 2025	January 28, 2024
Net sales:
Products	$942,087	$794,379	$754,018
Services	107,888	114,908	114,740
Total net sales	1,049,975	909,287	868,758
Cost of sales:
Products	448,642	394,268	393,971
Services	49,996	49,385	53,029
Amortization of acquired technology	9,193	9,106	33,716
Acquired technology impairments	—	—	91,792
Total cost of sales	507,831	452,759	572,508
Gross profit	542,144	456,528	296,250
Operating expenses, net:
Product development and engineering	196,348	170,908	186,450
Selling, general and administrative	221,852	222,368	220,220
Intangible amortization	631	884	14,913
Restructuring	4,186	4,944	23,775
Intangible impairments	1,777	—	39,593
Goodwill impairment	84,785	7,490	755,621
Total operating expenses, net	509,579	406,594	1,240,572
Operating income (loss)	32,565	49,934	(944,322)
Interest expense	(40,618)	(90,067)	(95,813)
Interest income	2,522	2,302	3,051
Loss on extinguishment of debt	—	(144,688)	—
Non-operating (expense) income, net	(5,262)	267	(542)
Investment impairments and credit loss reserves, net	(10,387)	(1,109)	(3,929)
Loss before taxes and equity method income (loss)	(21,180)	(183,361)	(1,041,555)
Provision (benefit) for income taxes	19,832	(22,012)	50,519
Net loss before equity method income (loss)	(41,012)	(161,349)	(1,092,074)
Equity method income (loss)	636	(547)	45
Net loss	(40,376)	(161,896)	(1,092,029)
Net income attributable to noncontrolling interest	—	—	1
Net loss attributable to common stockholders	$(40,376)	$(161,896)	$(1,092,030)
Loss per share:
Basic	$(0.46)	$(2.26)	$(17.03)
Diluted	$(0.46)	$(2.26)	$(17.03)
Weighted average number of shares used in computing loss per share:
Basic	88,374	71,606	64,127
Diluted	88,374	71,606	64,127
The accompanying notes are an integral part of these consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Fiscal Year Ended
	January 25, 2026	January 26, 2025	January 28, 2024
Net loss	$(40,376)	$(161,896)	$(1,092,029)
Other comprehensive income (loss), net:
Unrealized gain (loss) on foreign currency cash flow hedges, net	267	(142)	(36)
Reclassifications of realized loss (gain) on foreign currency cash flow hedges, net to net income	122	18	(441)
Unrealized gain on interest rate cash flow hedges, net	635	5,661	13,855
Reclassifications of realized gain on interest rate cash flow hedges, net to net income	(494)	(7,477)	(7,998)
Reclassifications of realized gain on interest rate swaps termination and prior hedge effectiveness	(1,208)	(3,579)	—
Unrealized loss on available-for-sale securities	(1,631)	—	—
Cumulative translation adjustment	5,014	(2,773)	(10,834)
Change in defined benefit plans, net	1,698	(794)	(899)
Other comprehensive income (loss), net	4,403	(9,086)	(6,353)
Comprehensive loss	(35,973)	(170,982)	(1,098,382)
Comprehensive income attributable to noncontrolling interest	—	—	1
Comprehensive loss attributable to common stockholders	$(35,973)	$(170,982)	$(1,098,383)

The accompanying notes are an integral part of these consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 25, 2026	January 26, 2025
Assets
Current assets:
Cash and cash equivalents	$195,179	$151,743
Accounts receivable, less allowances of $7,976 and $5,248, respectively	160,552	162,523
Inventories	195,737	163,593
Prepaid taxes	15,422	13,532
Other current assets	88,230	94,070
Total current assets	655,120	585,461
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $340,331 and $313,978, respectively	109,345	126,190
Deferred tax assets	34,188	41,125
Goodwill	457,925	533,091
Other intangible assets, net	40,015	33,111
Other assets	113,744	100,286
TOTAL ASSETS	$1,410,337	$1,419,264
Liabilities
Current liabilities:
Accounts payable	$84,134	$59,239
Accrued liabilities	191,802	178,201
Current portion of long-term debt	—	45,594
Total current liabilities	275,936	283,034
Non-current liabilities:
Deferred tax liabilities	101	750
Long term debt, less current portion	491,234	505,933
Other long-term liabilities	93,348	87,121

Commitments and contingencies (Note 13)

Stockholders’ Equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 104,264,193 issued and 92,668,555 outstanding and 99,010,607 issued and 86,272,439 outstanding, respectively	1,043	990
Treasury stock, at cost, 11,595,638 shares and 12,738,168 shares, respectively	(474,376)	(520,511)
Additional paid-in capital	1,466,789	1,469,712
Retained deficit	(436,062)	(395,686)
Accumulated other comprehensive loss, net	(7,676)	(12,079)
Total stockholders’ equity	549,718	542,426
TOTAL LIABILITIES AND EQUITY	$1,410,337	$1,419,264
The accompanying notes are an integral part of these consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Common Stock					Accumulated Other Comprehensive Income (Loss), Net
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Earnings (Deficit)		Stockholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
Balance at January 29, 2023	63,870,581	$785	$(577,907)	$471,374	$858,240	$3,360	$755,852	$183	$756,035
Net loss	—	—	—	—	(1,092,030)	—	(1,092,030)	1	(1,092,029)
Other comprehensive income	—	—	—	—	—	(6,353)	(6,353)	—	(6,353)
Share-based compensation	—	—	—	41,811	—	—	41,811	—	41,811
Treasury stock reissued to settle share-based awards	545,280	—	21,019	(27,733)	—	—	(6,714)	—	(6,714)
Balance at January 28, 2024	64,415,861	$785	$(556,888)	$485,452	$(233,790)	$(2,993)	$(307,434)	$184	$(307,250)
Net loss	—	—	—	—	(161,896)	—	(161,896)	—	(161,896)
Other comprehensive income	—	—	—	—	—	(9,086)	(9,086)	—	(9,086)
Distribution to outside interest upon liquidation of a consolidated subsidiary	—	—	—	—	—	—	—	(184)	(184)
Issuance of common stock upon exchange of 2028 Notes (as defined in Note 9)	10,378,431	100	—	333,155	—	—	333,255	—	333,255
Issuance of common stock from public offering (see Note 17)	10,496,032	105	—	640,570	—	—	640,675	—	640,675
Share-based compensation	—	—	—	56,603	—	—	56,603	—	56,603
Treasury stock reissued to settle share-based awards	982,115	—	36,377	(46,068)	—	—	(9,691)	—	(9,691)
Balance at January 26, 2025	86,272,439	$990	$(520,511)	$1,469,712	$(395,686)	$(12,079)	$542,426	$—	$542,426
Net loss	—	—	—	—	(40,376)	—	(40,376)	—	(40,376)
Other comprehensive loss	—	—	—	—	—	4,403	4,403	—	4,403
Issuance of common stock upon exchange of 2027 Notes and 2028 Notes (as defined in Note 9)	5,253,586	53	—	372,479	—	—	372,532	—	372,532
Induced conversion of 2027 Notes and 2028 Notes (as defined in Note 9)	—	—	—	(355,941)	—	—	(355,941)	—	(355,941)
Repurchase of Warrants (as defined in Note 9)	—	—	—	(217,761)	—	—	(217,761)	—	(217,761)
Unwind of Convertible Note Hedge (as defined in Note 9)	—	—	—	242,251	—	—	242,251	—	242,251
Purchase of Capped Calls (as defined in Note 9)	—	—	—	(31,395)	—	—	(31,395)	—	(31,395)
Share-based compensation	—	—	—	56,721	—	—	56,721	—	56,721
Treasury stock reissued to settle share-based awards	1,142,530	—	46,135	(69,277)	—	—	(23,142)	—	(23,142)
Balance at January 25, 2026	92,668,555	$1,043	$(474,376)	$1,466,789	$(436,062)	$(7,676)	$549,718	$—	$549,718
The accompanying notes are an integral part of these consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	January 25, 2026	January 26, 2025	January 28, 2024
Cash flows from operating activities:
Net loss	$(40,376)	$(161,896)	$(1,092,029)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	40,807	43,499	77,968
Amortization of right-of-use assets	5,522	5,872	6,484
Right-of-use asset impairment	—	—	3,884
Investment impairments and credit loss reserves, net	10,387	1,109	3,929
Goodwill impairment	84,785	7,490	755,621
Intangible impairment	1,777	—	131,385
Accretion of deferred financing costs and debt discount	4,788	8,274	7,320
Write-off of deferred financing costs and debt discount	2,388	13,246	4,446
Loss on extinguishment of debt	—	143,467	—
Induced conversion expense	21,188	—	—
Interest rate swap termination	(1,145)	(3,579)	—
Deferred income taxes	7,874	(21,672)	40,636
Share-based compensation	57,723	68,036	40,170
Loss on disposition of business operations and assets	75	262	8
Equity method (income) loss	(636)	547	(45)
Gain from sale of investments	—	(277)	—
Corporate-owned life insurance, net	2,917	3,411	4,746
Amortization of inventory step-up	—	—	3,314
Changes in assets and liabilities:
Accounts receivable, net	3,343	(28,348)	27,443
Inventories	(30,652)	(18,666)	57,308
Other assets	(12,033)	3,137	1,817
Accounts payable	22,530	14,682	(44,346)
Accrued liabilities	5,011	(4,623)	(118,517)
Other liabilities	(5,105)	(15,984)	(5,462)
Net cash provided by (used in) operating activities	181,168	57,987	(93,920)
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	8	97	410
Purchase of property, plant and equipment	(9,783)	(7,861)	(29,185)
Proceeds from sale of investments	1,936	2,650	—
Purchase of investments	—	(434)	(930)
Purchase of intangibles	(6,022)	(6,341)	(1,915)
Acquisition, net of cash acquired	(21,472)	—	—
Proceeds from corporate-owned life insurance	—	4,802	8,923
Premiums paid for corporate-owned life insurance	(3,428)	(4,800)	—
Net cash used in investing activities	(38,761)	(11,887)	(22,697)

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Fiscal Year Ended
	January 25, 2026	January 26, 2025	January 28, 2024
Cash flows from financing activities:
Proceeds from revolving line of credit	—	68,250	70,000
Payments of revolving line of credit	—	(283,250)	(5,000)
Payments of term loans	(181,212)	(441,413)	(272,375)
Proceeds from convertible senior notes	402,500	—	250,000
Payments of convertible senior notes	(280,950)	—	—
Repurchase of warrants	(217,761)	—	—
Proceeds from unwind of convertible note hedge	242,251	—	—
Purchase of capped calls	(31,395)	—	—
Proceeds from issuance of common stock, net of issuance costs	—	640,675	—
Proceeds from interest rate swap termination	295	4,776	—
Deferred financing costs	(11,653)	(824)	(25,361)
Payments for employee share-based compensation payroll taxes	(27,293)	(14,025)	(6,714)
Proceeds from exercise of stock options	4,150	4,335	—
Distributions to noncontrolling interest	—	(184)	—
Net cash (used in) provided by financing activities	$(101,068)	$(21,660)	$10,550
Effect of foreign exchange rate changes on cash and cash equivalents	$2,097	$(1,282)	$(858)
Net increase (decrease) in cash and cash equivalents	43,436	23,158	(106,925)
Cash and cash equivalents at beginning of period	151,743	128,585	235,510
Cash and cash equivalents at end of period	$195,179	$151,743	$128,585

Supplemental disclosure of cash flow information:
Interest paid	$16,306	$72,454	$83,583
Income taxes paid	$4,076	$7,979	$19,758

Non-cash investing and financing activities:
Accounts payable related to capital expenditures	$2,415	$183	$860
Accrued deferred financing costs	$—	$—	$828
Accrued purchase of intangibles	$2,157	$1,600	$—
Debt extinguished in exchange for common stock	$—	$188,050	$—
Conversion of notes into equity	$—	$—	$1,271
Write-off of deferred financing costs pursuant to induced conversion	$4,598	$—	$—

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
Basis of Presentation
The Company reports results on the basis of 52 and 53-week periods and ends its fiscal year on the last Sunday in January. Fiscal years 2026, 2025 and 2024 each consisted of 52 weeks. Fiscal year 2027 will consist of 53 weeks.
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
The Company has minority equity investments in privately-held companies that are classified in "Other assets" in the Balance Sheets. Substantially all of these investments are carried at cost because the Company does not have readily determinable fair values or because the Company does not have the ability to exercise significant influence over the companies. The Company has determined that it is not practicable to estimate the fair values of these investments and accounts for them at cost in accordance with ASC 321–Investments. As of January 25, 2026 and January 26, 2025, the Company had aggregate net investments carried at cost of $31.7 million and $33.4 million, respectively. As of January 25, 2026 and January 26, 2025, aggregate net investments accounted for under the equity method of accounting totaled $5.3 million and $5.7 million, respectively. The Company monitors whether there have been any events or changes in circumstances that would have a significant adverse effect on the fair values of these investments and recognizes losses in the Statements of Operations when it determines that declines in the fair values of its investments below their cost are other than temporary. The Company recorded investment impairments and credit loss reserves, net of $10.4 million, $1.1 million and $3.9 million during fiscal years 2026, 2025 and 2024, respectively.
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
Derivatives and Hedging Activities
The Company records all derivatives on the Balance Sheets at fair value in accordance with ASC 815, "Derivatives and Hedging" (other than the Convertible Note Hedges and the Warrants, which are recorded in additional paid-in capital as described below). The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. The Convertible Note Hedges and the Warrants meet certain accounting criteria under GAAP, are recorded in additional paid-in capital on the Balance Sheets, and are not accounted for as derivatives that are remeasured each reporting period.
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
The Company tests the reasonableness of the inputs and outcomes of its discounted cash flow analysis against available market data. During fiscal years 2026, 2025 and 2024, the Company recorded $84.8 million, $7.5 million and $755.6 million of goodwill impairment, respectively. See Note 7, Goodwill and Intangible Assets, for further discussion of the Company's goodwill.
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
The Company assesses finite-lived intangibles and long-lived assets for impairment when indicators of impairment, such as reductions in demand or significant industry and economic slowdowns in the semiconductor and IoT industries, are present. Reviews are performed to determine whether the carrying value of an asset or asset group is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value. During fiscal year 2026, the Company recorded $1.8 million of finite-lived intangibles impairment. No impairment of finite-lived intangibles was recorded in fiscal year 2025. During fiscal year 2024, in conjunction with the annual impairment assessment of goodwill, the Company recorded $131.4 million of finite-lived intangibles impairment.
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
    Disaggregated Revenue: The Company disaggregates revenue from contracts with customers by types of products and geography, as it believes it best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. See Note 15, Segment Information, for further information on revenues by product line and geographic region.
Contract Balances: Accounts receivable represents the Company’s unconditional right to receive consideration from its customers. Contract assets consist of the Company’s right to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditioned on something other than the passage of time. The Company's contract asset balances were not material as of January 25, 2026 and January 26, 2025. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (i.e., receivable), before the entity transfers a good or service to the customer. The Company's deferred revenue contract liability balances are recorded in "Accrued liabilities" and "Other long term liabilities" in the Balance Sheets. The current portion of the Company's deferred revenue contract liability balances were $14.2 million and $15.9 million as of January 25, 2026 and January 26, 2025, respectively, and the long-term portion of the Company's deferred revenue contract liability balances were $11.7 million and $10.8 million as of January 25, 2026 and January 26, 2025, respectively. There were no impairment losses recognized on the Company’s accounts receivable or contract assets during the fiscal year ended January 25, 2026.
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
Sales and Marketing
The Company expenses sales and marketing costs, which include advertising costs, as they are incurred. Advertising costs were $1.4 million, $0.9 million and $1.5 million for fiscal years 2026, 2025 and 2024, respectively.
Product Development and Engineering
Product development and engineering costs are charged to expense as incurred. Recoveries from nonrecurring engineering services are recorded as an offset to product development expense incurred in support of this effort since these activities do not represent an earnings process core to the Company’s business and serve as a mechanism to partially recover development expenditures. The Company received approximately $4.6 million, $8.8 million and $5.4 million of recoveries for nonrecurring engineering services in fiscal years 2026, 2025 and 2024, respectively.
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
The following table summarizes the changes in other comprehensive (loss) income by component:

	Fiscal Year Ended
	January 25, 2026			January 26, 2025			January 28, 2024
(in thousands)	Pre-tax Amount	Tax Benefit (Expense)	Net Amount	Pre-tax Amount	Tax (Expense) Benefit	Net Amount	Pre-tax Amount	Tax Benefit (Expense)	Net Amount
Defined benefit plans:
Other comprehensive income (loss) before reclassifications	$2,107	$(360)	$1,747	$(1,650)	$238	$(1,412)	$(3,106)	$515	$(2,591)
Amounts reclassified to earnings included in "Selling, general and administrative"	(58)	9	(49)	710	(92)	618	2,021	(329)	1,692
Foreign currency hedge:
Other comprehensive income (loss) before reclassifications	310	(43)	267	(193)	51	(142)	43	(79)	(36)
Amounts reclassified to earnings included in "Selling, general and administrative"	165	(43)	122	24	(6)	18	(591)	150	(441)
Interest rate hedge:
Other comprehensive income before reclassifications	635	—	635	7,481	(1,820)	5,661	17,868	(4,013)	13,855
Amounts reclassified to earnings included in "Interest expense"	(641)	147	(494)	(9,276)	1,799	(7,477)	(10,189)	2,191	(7,998)
Reclass of realized gain on interest rate swaps termination and prior hedge effectiveness	(1,569)	361	(1,208)	(3,579)	—	(3,579)	—	—	—
Available-for-sale securities:
Other comprehensive loss before reclassifications	(3,195)	1,564	(1,631)	—	—	—	—	—	—
Cumulative translation adjustment	5,014	—	5,014	(2,773)	—	(2,773)	(10,834)	—	(10,834)
Other comprehensive income (loss)	$2,768	$1,635	$4,403	$(9,256)	$170	$(9,086)	$(4,788)	$(1,565)	$(6,353)

Accumulated Other Comprehensive Income or Loss
The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

(in thousands)	Defined Benefit Plans	Foreign Currency Hedge	Interest Rate Hedge	Available-for-Sale Securities	Cumulative Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of January 29, 2023	$(221)	$558	$(286)	$2,527	$782	$3,360
Other comprehensive (loss) income	(899)	(477)	5,857	—	(10,834)	(6,353)
Balance as of January 28, 2024	(1,120)	81	5,571	2,527	(10,052)	(2,993)
Other comprehensive loss	(794)	(124)	(5,395)	—	(2,773)	(9,086)
Balance as of January 26, 2025	(1,914)	(43)	176	2,527	(12,825)	(12,079)
Other comprehensive income (loss)	1,698	389	(1,067)	(1,631)	5,014	4,403
Balance as of January 25, 2026	$(216)	$346	$(891)	$896	$(7,811)	$(7,676)
Share-Based Compensation
The Company has various equity award plans ("Plans") that provide for granting share-based awards to employees and non-employee directors of the Company. The Plans provide for the granting of several available forms of stock compensation such as non-qualified stock option awards ("NQSOs"), restricted stock unit awards ("RSUs") and equity awards with certain market and/or financial metric-based performance conditions.
The Company measures compensation cost for all share-based payments at fair value on the measurement date, which is typically the grant date. RSUs are valued based on the closing price for a share of Company common stock on the measurement date, while NQSOs are valued using the Black-Scholes pricing model, which considers, among other things, estimates and assumptions on the expected life of options, stock price volatility and the closing price for a share of Company common stock on the measurement date. For performance-based awards with a market condition, the Company uses a Monte Carlo simulation model to estimate grant date fair value, which takes into consideration the range of possible stock price or total stockholder return outcomes. For performance-based awards with a financial metric-based performance condition, the Company values the awards as of the measurement date and compensation cost is recognized using the accelerated attribution method over the requisite service period based on the number of shares that are probable of attainment for each performance period. For financial metric-based restricted stock units with a market condition, the Company uses a combination of a Monte Carlo simulation model and the closing price for a share of Company common stock on the grant date to estimate grant date fair value. In accordance with ASC 718, "Compensation—Stock Compensation," the Company recognizes forfeitures as they occur.
Loss per Share
The computation of basic and diluted loss per share was as follows:

	Fiscal Year Ended
(in thousands, except per share data)	January 25, 2026	January 26, 2025	January 28, 2024
Net loss attributable to common stockholders	$(40,376)	$(161,896)	$(1,092,030)

Weighted-average shares outstanding–basic	88,374	71,606	64,127
Weighted-average shares outstanding–diluted	88,374	71,606	64,127

Loss per share:
Basic	$(0.46)	$(2.26)	$(17.03)
Diluted	$(0.46)	$(2.26)	$(17.03)
Basic earnings or loss per share is computed by dividing income or loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the reporting period. Diluted earnings or loss per share incorporates the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of NQSOs and the vesting of RSUs, market-condition RSUs, financial metric-based RSUs and financial metric-based RSUs with a market condition if certain conditions have been met, but excludes such incremental shares that would have an anti-dilutive effect. Due to the Company's net loss for fiscal years 2026, 2025 and 2024, all shares underlying stock options and RSUs were considered anti-dilutive and 3.2 million, 0.2 million and 2.1 million shares underlying stock options and RSUs were excluded from the computation of diluted earnings per share for those periods, respectively.
Any dilutive effect of the 2027 Notes, 2028 Notes and 2030 Notes (as defined in Note 9, Long-Term Debt) is calculated using the if-converted method. For fiscal years 2026, 2025 and 2024, the 2027 Notes were excluded from diluted shares outstanding due to net loss in such reporting periods, and for fiscal year 2024, they were also excluded because the conversion price exceeded the average market price of the Company's common stock for the reporting period. For fiscal years 2025 and 2024, the 2028 Notes were excluded from diluted shares outstanding due to net loss in such reporting periods. For fiscal year 2026, the 2030 Notes were excluded from diluted shares outstanding because the conversion price exceeded the average market price of the Company's common stock for the reporting periods and due to net loss in the reporting period.
Any dilutive effect of the Warrants (see Note 9, Long-Term Debt) is calculated using the treasury-stock method. For fiscal years 2026, 2025 and 2024, the Warrants were excluded from diluted shares outstanding due to net loss in such reporting periods, and for fiscal years 2025 and 2024 they were also excluded from diluted shares outstanding because the exercise price exceeded the average market price of the Company's common stock for the reporting periods. 2.7 million, 8.6 million and 8.6 million warrants were excluded from the computation of diluted earnings per share for fiscal years 2026, 2025 and 2024, respectively.
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
Recently Adopted Accounting Standards
In November 2024, the FASB issued Accounting Standards Update ("ASU") 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments are effective for the Company for fiscal years beginning after December 15, 2025, with early adoption permitted if the entity has also adopted ASU 2020-06. The Company early adopted ASU 2024-04 during fiscal year 2026 on a prospective basis and applied the amendments in this ASU to the exchange of the 2027 Notes and 2028 Notes (as defined in Note 9, Long-Term Debt). Refer to Note 9, Long-Term Debt for further details.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to require public business entities to disclose sufficient information to enable users of financial statements to understand the nature and magnitude of factors contributing to the difference between the effective tax rate and the statutory tax rate. The amendments in this update provide, among other things, that a business entity must disclose (1) a tabular income tax rate reconciliation, using both percentages and amounts, (2) separate disclosure of any individual reconciling items that are equal to or greater than 5% of the amount computed by multiplying the income (loss) from continuing operations before income taxes by the applicable statutory income tax rate, and disaggregation of certain items that are significant and (3) the amount of income taxes paid (net of refunds received) disaggregated by federal, state and foreign jurisdictions, including separate disclosure of any individual jurisdictions representing greater than 5% of total income taxes paid. The amendments are effective for the Company for fiscal years beginning after December 15, 2024. Early adoption is permitted and entities may apply the amendments prospectively or may elect retrospective application. The Company adopted ASU 2023-09 on a prospective basis for the fiscal year ended January 25, 2026. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. The adoption of this standard did not have a material impact on the Company’s Consolidated Balance Sheet, Consolidated Statement of Income or Consolidated Statement of Cash Flows. See Note 11, Income Taxes for additional information.
Future Accounting Standards
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to prescriptive and sequential software development stages, or "project stages", throughout Subtopic 350-40, and instead specifies that an entity is required to start capitalizing software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. The amendments are effective for the Company for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. ASU 2025-06 may be applied using the prospective, modified, or retrospective transition methods. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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

Note 3: Available-for-sale securities
The following table summarizes the values of the Company’s available-for-sale securities:

	January 25, 2026			January 26, 2025
(in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gain/(Loss)	Fair Value	Amortized Cost	Gross Unrealized Gain/(Loss)
Convertible debt investments	$—	$5,205	$(5,205)	$12,715	$14,725	$(2,010)
Total available-for-sale securities	$—	$5,205	$(5,205)	$12,715	$14,725	$(2,010)
The Company's available-for-sale securities, all of which mature within one year, consist of investments in convertible debt instruments issued by privately-held companies and are recorded at fair value. See Note 4, Fair Value Measurements, for further discussion of the valuation of the available-for-sale securities. The available-for-sale securities with maturities within one year are included in "Other current assets" and with maturities greater than one year are included in "Other assets" in the Balance Sheets. Unrealized gains or losses, net of tax, are recorded in "Accumulated other comprehensive (loss) income, net" in the Balance Sheets, and realized gains or losses as well as current expected credit loss reserves are recorded in "Non-operating income, net" in the Statements of Operations.
In fiscal year 2026, the Company reduced its convertible debt investments by $3.2 million due to a decrease in fair market value of its available-for-sale debt securities and by $9.5 million due to other-than temporary impairments, in each case based on Level 3 inputs.

Note 4: Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis
The fair values of financial assets and liabilities measured and recorded at fair value on a recurring basis were presented in the Balance Sheets as follows:

	January 25, 2026				January 26, 2025
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swap agreement	$—	$—	$—	$—	$745	$—	$745	$—
Convertible debt investments	—	—	—	—	12,715	—	—	12,715
Foreign currency forward contracts	474	—	474	—	—	—	—	—
Total financial assets	$474	$—	$474	$—	$13,460	$—	$745	$12,715
During the fiscal year ended January 25, 2026, the Company had no transfers of financial assets or liabilities between Level 1 or Level 2. As of January 25, 2026 and January 26, 2025, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
The convertible debt investments are valued utilizing a combination of estimates that are based on the estimated discounted cash flows associated with the debt and the fair value of the equity into which the debt may be converted, all of which are Level 3 inputs.
The following table presents a reconciliation of the changes in convertible debt investments in the fiscal year ended January 25, 2026:

(in thousands)
Balance at January 26, 2025	$12,715
Fair market value adjustment to OCI	(3,195)
Other-than-temporary impairment	(9,520)
Balance at January 25, 2026	$—
The interest rate swap agreements were measured at fair value using readily available interest rate curves (Level 2 inputs). The fair value of each agreement was determined by comparing, for each settlement, the contract rate to the forward rate and discounting to the present value. Contracts in a gain position were recorded in "Other current assets" and "Other assets" in the Balance Sheets and the value of contracts in a loss position were recorded in "Accrued liabilities" and "Other long term liabilities" in the Balance Sheets.
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
See Note 18, Derivatives and Hedging Activities, for further discussion of the Company's derivative instruments.

Instruments Not Recorded at Fair Value
Some of the Company’s financial instruments are not measured at fair value, but are recorded at amounts that approximate fair value due to their liquid or short-term nature. Such financial assets and financial liabilities include: cash and cash equivalents including money market deposits, net receivables, certain other assets, accounts payable, accrued expenses, accrued personnel costs, and other current liabilities. The Company’s revolving loans and Terms Loans (as defined in Note 9, Long-Term Debt) are recorded at cost, which approximates fair value as the debt instruments bear interest at a floating rate. The 2027 Notes, 2028 Notes and 2030 Notes (as defined in Note 9, Long-Term Debt) are carried at face value less unamortized debt issuance costs, with interest expense reflecting the cash coupon plus the amortization of the capitalized issuance costs. The estimated fair values are determined based on the actual bid prices of the 2027 Notes, 2028 Notes and 2030 Notes as of the last business day of the period.
The following table displays the carrying values and fair values of the 2027 Notes, 2028 Notes and 2030 Notes:

		January 25, 2026		January 26, 2025
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
1.625% convertible senior notes due 2027, net (1)	Level 2	$99,176	$221,095	$312,973	$647,943
4.00% convertible senior notes due 2028, net (2)	Level 2	—	—	60,352	225,771
0% convertible senior notes due 2030, net (3)	Level 2	392,058	441,537	—	—
Total convertible notes, net of debt issuance costs		$491,234	$662,632	$373,325	$873,714
(1) The 1.625% convertible senior notes due 2027, net are reflected net of $1.3 million and $6.5 million of unamortized debt issuance costs as of January 25, 2026 and January 26, 2025, respectively.
(2) The 4.00% convertible senior notes due 2028, net are reflected net of $1.6 million of unamortized debt issuance costs as of January 26, 2025.
(3) The 0% convertible senior notes due 2030, net are reflected net of $10.4 million of unamortized debt issuance costs as of January 25, 2026.
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
During the fiscal year ended January 25, 2026, the Company recorded a total of $84.8 million of pre-tax non-cash goodwill impairment charges for the IoT Connected Services reporting unit and $1.8 million of pre-tax non-cash intangible assets impairment charges. During the fiscal year ended January 26, 2025, the Company recorded a total of $7.5 million of pre-tax non-cash goodwill impairment charges for the IoT Systems–Modules reporting unit and there was no impairment of intangible assets. During the fiscal year ended January 28, 2024, the Company recorded a total of $755.6 million of pre-tax non-cash goodwill impairment charges and $131.4 million of pre-tax non-cash intangible assets impairment charges for the reporting units related to the Sierra Wireless Acquisition (as defined below). Refer to Note 7, Goodwill and Intangible Assets, for further details.
Investment Impairments and Credit Loss Reserves
The total credit loss reserve for the Company's held-to-maturity debt securities and AFS debt securities was $4.5 million and $4.5 million as of January 25, 2026 and January 26, 2025, respectively. During fiscal year 2026, the Company recorded other-than-temporary impairments of $10.4 million on one of our non-marketable equity investments and AFS debt securities. During fiscal year 2025, the Company recorded other-than-temporary impairments of $1.1 million on one of our non-marketable equity investments. During fiscal year 2024, the Company recorded other-than-temporary impairments of $2.6 million on certain non-marketable equity investments and AFS debt securities. Credit loss reserves related to the Company’s available-for-sale debt securities and held-to-maturity debt securities with maturities within one year were included in "Other current assets" and with maturities greater than one year were included in "Other assets" in the Balance Sheets.

Note 5: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

(in thousands)	January 25, 2026	January 26, 2025
Raw materials and electronic components	$31,924	$46,333
Work in progress	119,319	87,896
Finished goods	44,494	29,364
Total inventories	$195,737	$163,593
In fiscal year 2024, the Company recorded $3.3 million of amortization of inventory step-up related to the Sierra Wireless Acquisition in "Cost of sales" in the Statements of Operations. No amortization of inventory step-up was recorded in fiscal years 2026 and 2025.

Note 6: Property, Plant and Equipment
The following is a summary of property, plant and equipment:

(in thousands)	Estimated Useful Lives	January 25, 2026	January 26, 2025
Land		$13,577	$13,577
Buildings	7 to 39 years	49,890	49,900
Leasehold improvements	2 to 10 years	13,576	13,438
Machinery and equipment	3 to 8 years	275,347	269,874
Computer hardware and software	3 to 13 years	85,012	80,666
Furniture and office equipment	5 to 7 years	7,931	7,780
Construction in progress		4,343	4,933
Property, plant and equipment, gross		449,676	440,168
Less: accumulated depreciation and amortization		(340,331)	(313,978)
Property, plant and equipment, net		$109,345	$126,190
As of January 25, 2026 and January 26, 2025, construction in progress consisted primarily of machinery and equipment awaiting completion of installation and being placed in service.
Depreciation expense was $29.9 million, $33.2 million, and $29.3 million in fiscal years 2026, 2025 and 2024, respectively.

Note 7: Goodwill and Intangible Assets
Goodwill
The following table summarizes goodwill by applicable operating segments:

	Balance as of January 25, 2026			Balance as of January 26, 2025
(in thousands)	Goodwill	Accumulated Impairment Losses	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value
Signal Integrity	$267,205	$—	$267,205	$267,205	$—	$267,205
Analog Mixed Signal and Wireless	91,068	—	91,068	83,101	—	83,101
IoT Systems and Connectivity	947,548	(847,896)	99,652	945,896	(763,111)	182,785
Total goodwill	$1,305,821	$(847,896)	$457,925	$1,296,202	$(763,111)	$533,091
The following table summarizes the change in goodwill by applicable operating segments:

(in thousands)	Signal Integrity	Analog Mixed Signal and Wireless	IoT Systems and Connectivity	Total
Balance at January 26, 2025	$267,205	$83,101	$182,785	$533,091
Addition from acquisition	—	7,967	—	7,967
Cumulative translation adjustment	—	—	1,652	1,652
Impairment	—	—	(84,785)	(84,785)
Balance at January 25, 2026	$267,205	$91,068	$99,652	$457,925
During the fourth quarter of fiscal year 2026, the Company completed an immaterial acquisition, which resulted in the addition of $8.0 million in the carrying value of goodwill.
The Company currently has three operating segments—Signal Integrity ("SIP"), Analog Mixed Signal and Wireless ("AMW"), and IoT Systems and Connectivity ("ISC"). As of January 25, 2026 the Company has six reporting units—Signal Integrity, Advanced Protection and Sensing, Wireless, IoT Systems–Modules, IoT Systems–Routers and IoT Connected Services. SIP operating segment includes the Signal Integrity reporting unit, AMW operating segment includes the Advanced Protection and Sensing and Wireless reporting units, and ISC operating segment includes the IoT Systems–Modules, IoT Systems–Routers and IoT Connected Services reporting units. See Note 15, Segment Information, for further discussion of the Company's operating and reportable segments.
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
A total of $84.8 million of pre-tax non-cash goodwill impairment charges were recorded for fiscal year 2026 in the Statements of Operations. During the second quarter of fiscal year 2026, as a result of reduced earnings forecasts of the IoT Connected Services reporting unit, the Company performed an interim impairment test using a quantitative assessment of IoT Connected Services, included in the IoT Systems and Connectivity operating segment. The interim impairment test resulted in $42.0 million of total pre-tax non-cash goodwill impairment charges for IoT Connected Services recorded in the Statements of Operations during the second quarter of fiscal year 2026. During the fourth quarter of fiscal year 2026, the Company performed its annual goodwill and intangible asset impairment assessment using a qualitative assessment for all of its reporting units, with the exception of IoT Connected Services, for which the Company performed a quantitative assessment. Due to a shift in strategic direction associated with this reporting unit, the Company recorded an additional $42.8 million of total pre-tax non-cash goodwill impairment charges for IoT Connected Services and $1.8 million of intangible impairment. There was no goodwill impairment for any of the Company's other reporting units.
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
Purchased and Other Intangibles
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions, which are amortized over their estimated useful lives:

		January 25, 2026
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Core technologies	1-8 years	$167,178	$(54,383)	(91,792)	$21,003
Customer relationships	1-10 years	53,248	(15,265)	(34,777)	3,206
Trade name	2-10 years	9,000	(3,257)	(4,816)	927
Capitalized development costs	3-7 years	3,912	(1,023)	(1,777)	1,112
Software licenses	7-10 years	3,740	(312)	—	3,428
Total finite-lived intangible assets		$237,078	$(74,240)	$(133,162)	$29,676

		January 26, 2025
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Core technologies	1-8 years	$154,728	$(44,014)	(91,792)	$18,922
Customer relationships	1-10 years	51,781	(13,394)	(34,777)	3,610
Trade name	2-10 years	9,000	(3,125)	(4,816)	1,059
Capitalized development costs	3 years	1,368	(278)	—	1,090
Software licenses	7 years	200	(14)	—	186
Total finite-lived intangible assets		$217,077	$(60,825)	$(131,385)	$24,867

Amortization expense of finite-lived intangible assets was as follows:

	Fiscal Year Ended
(in thousands)	January 25, 2026	January 26, 2025	January 28, 2024
Core technologies	$9,193	$9,106	$33,716
Customer relationships	499	459	12,345
Trade name	132	425	2,568
Capitalized development costs	745	278	—
Software licenses	298	14	—
Total amortization expense	$10,867	$10,282	$48,629
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
Future amortization expense of finite-lived intangible assets is expected as follows:

(in thousands)	Core Technologies	Customer Relationships	Trade Name	Capitalized Development Costs	Software Licenses	Total
Fiscal year 2027	$6,035	$631	$133	$565	$384	$7,748
Fiscal year 2028	4,762	432	133	287	384	5,998
Fiscal year 2029	4,276	432	133	57	384	5,282
Fiscal year 2030	1,572	432	133	57	384	2,578
Fiscal year 2031	1,572	432	133	57	384	2,578
Thereafter	2,786	847	262	89	1,508	5,492
Total expected amortization expense	$21,003	$3,206	$927	$1,112	$3,428	$29,676
Also in "Other intangible assets, net" in the Balance Sheets, are finite-lived intangible assets to be amortized upon placement in service. The following table sets forth the Company’s finite-lived intangible assets not yet placed in service:

(in thousands)	Capitalized Development Costs	Software Licenses	Total
Balance at January 26, 2025	$2,104	$6,140	$8,244
Additions	2,854	5,325	8,179
Placed in service	(2,544)	(3,540)	(6,084)
Balance at January 25, 2026	$2,414	$7,925	$10,339

Note 8: Details of Other Current Assets and Accrued Liabilities
The following is a summary of other current assets for fiscal years 2026 and 2025:

(in thousands)	January 25, 2026	January 26, 2025
Other receivables	$35,627	$25,599
Inventory advances	29,905	34,835
Prepaid expenses and deposits	16,308	14,608
Short term portion of investments	—	12,716
Other	6,390	6,312
Total other current assets	$88,230	$94,070
The following is a summary of accrued liabilities for fiscal years 2026 and 2025:

(in thousands)	January 25, 2026	January 26, 2025
Compensation	$55,298	$44,911
Refund liabilities	47,359	39,406
Accrued inventory	26,086	22,106
Deferred revenue	14,197	15,870
Lease liabilities	6,063	6,006
Professional fees	4,822	2,948
Royalties	4,415	3,263
Inventory purchase commitment	4,804	9,440
Deferred compensation	3,529	2,930
Other	25,229	31,321
Total accrued liabilities	$191,802	$178,201

Note 9: Long-Term Debt
Long-term debt and the current period interest rates were as follows:

(in thousands)	January 25, 2026	January 26, 2025
Term loans	$—	$181,212
1.625% convertible senior notes due 2027	100,500	319,500
4.00% convertible senior notes due 2028	—	61,950
0% convertible senior notes due 2030	402,500	—
Total debt	503,000	562,662
Current portion, net	—	(45,594)
Debt issuance costs	(11,766)	(11,135)
Total long-term debt, net of debt issuance costs	$491,234	$505,933
Weighted-average effective interest rate (1)	0.55%	4.10%
(1) The revolving loans and Term Loans (as defined below) bear interest at variable rates based on Adjusted Term SOFR or a Base Rate (as defined in the Credit Agreement), at the Company’s option, plus an applicable margin that varies based on the Company’s consolidated leverage ratio. In the first quarter of fiscal year 2024, the Company entered into an interest rate swap agreement with a 2.75 year term to hedge the variability of interest payments on $150.0 million of debt outstanding on the Term Loans at a fixed Term SOFR rate of 3.58%, plus a variable margin and spread based on the Company’s consolidated leverage ratio. As of January 25, 2026, the effective interest rate was a weighted-average rate that represented (a) interest on the remaining debt under the 2027 Notes outstanding at a fixed rate of 1.625%, and (b) interest on the 2030 Notes outstanding at a fixed rate of 0%. As of January 26, 2025, the effective interest rate was a weighted-average rate that represented (a) interest on $150.0 million of the debt outstanding on the Terms Loans at a fixed SOFR rate of 3.58% plus a margin and spread of 3.85% (total fixed rate of 7.43%), (b) interest on the remaining debt outstanding on the Term Loans at a floating SOFR rate of 4.36% plus a margin and spread of 3.85% (total floating rate of 8.21%), (c) interest on the 2027 Notes outstanding at a fixed rate of 1.625%, and (d) interest on the 2028 Notes outstanding at a fixed rate of 4.00%
Credit Agreement
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
In fiscal year 2025, the Company repaid the outstanding amount of $68.3 million on the Revolving Credit Facility which matured on November 7, 2024 by borrowing against the remaining Revolving Credit Facility scheduled to mature on January 12, 2028. In fiscal year 2025, the Company repaid an additional $215.0 million on the Revolving Credit Facility and repaid $441.4 million on the Term Loans using a combination of the Company's cash on hand and net proceeds from the secondary public offering as discussed in Note 17, Common Stock.
In fiscal year 2026, the Company made early repayments of $181.2 million on the remaining balance of the Term Loans.
As of January 25, 2026, the Company had no amounts outstanding under the Term Loans and no revolving loans outstanding under the Revolving Credit Facility, which had available undrawn borrowing capacity of $451.6 million, subject to net leverage limitations and customary conditions precedent, including the accuracy of representations and warranties and the absence of defaults.

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
Effective June 6, 2023, in connection with the Second Amendment, interest on loans made under the Credit Agreement in U.S. Dollars accrues, at the Company's option, at a rate per annum equal to (1) (x) the Base Rate (as defined in the Credit Agreement) plus (y) a margin ranging from 0.25% to 2.75% depending upon the Company’s consolidated leverage ratio (except that, during the period that financial covenant relief is in effect (including during the extended covenant relief period provided pursuant to the Third Amendment, as defined below), the margin will not be less than 2.25% per annum) or (2) (x) Term SOFR Rate (as defined in the Credit Agreement) plus (y) a credit spread adjustment of (i) for term loans, 0.10% and (ii) for revolving credit borrowings, 0.11%, 0.26% or 0.43% for one, three and six month interest periods, respectively, plus (z) a margin ranging from 1.25% to 3.75% depending upon the Company's consolidated leverage ratio (except that, during the period that financial covenant relief pursuant to the Third Amendment is in effect, the margin will not be less than 3.25% per annum) (such margin, the "Applicable Margin"). Interest on loans made under the Revolving Credit Facility in Alternative Currencies accrues at a rate per annum equal to a customary benchmark rate (including, in certain cases, credit spread adjustments) plus the Applicable Margin.
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

No amortization is required with respect to the revolving loans. Effective June 6, 2023, in connection with the Second Amendment, the Term Loans amortize (x) during the period that financial covenant relief is in effect (including during the extended covenant relief period provided pursuant to the Third Amendment), in equal quarterly installments of 1.875% of the aggregate principal amount outstanding on the Third Restatement Effective Date, and (y) otherwise, in equal quarterly installments of 1.25% of the aggregate principal amount outstanding on the Third Restatement Effective Date, with the balance due at maturity. The Company may voluntarily prepay borrowings at any time and from time to time, without premium or penalty, other than customary "breakage costs" in certain circumstances. In the third quarter of fiscal year 2024, the Company made a $250.0 million prepayment on the Term Loans in connection with the Third Amendment, after which there is no scheduled amortization remaining on the Term Loans.
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
Compliance with the leverage and interest expense coverage financial covenants is measured quarterly based upon the Company’s performance over the most recent four quarters, and compliance with the liquidity covenant is measured as of the last day of each monthly accounting period. As of January 25, 2026, the Company was in compliance with the financial covenants in the Credit Agreement.
The Credit Agreement also contains customary provisions pertaining to events of default. If any event of default occurs, the obligations under the Credit Agreement may be declared due and payable, terminated upon written notice to the Company and existing letters of credit may be required to be cash collateralized.
The $100.0 million reduction in borrowing capacity of the Revolving Credit Facility in connection with the Second Amendment and the $250.0 million payment on the Term Loans in connection with the Third Amendment resulted in write-offs of deferred financing costs of $4.4 million for fiscal year 2024, which were included in "Interest expense" in the Statements of Operations.
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
Convertible Senior Notes Due 2027
On October 12, 2022 and October 21, 2022, the Company issued and sold $300.0 million and $19.5 million, respectively, in aggregate principal amount of 1.625% Convertible Senior Notes due 2027 (the "2027 Notes") in a private placement. The 2027 Notes were issued pursuant to an indenture, dated October 12, 2022, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (the "2027 Indenture"). The 2027 Notes are jointly and severally and fully and unconditionally guaranteed by each of the Company’s current and future direct and indirect wholly-owned domestic subsidiaries that guarantee its borrowings under its Credit Agreement. The 2027 Notes bear interest at a rate of 1.625% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2023. The 2027 Notes will mature on November 1, 2027, unless earlier converted, redeemed or repurchased. As of January 25, 2026, $100.5 million of the 2027 Notes remained outstanding.
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
Prior to the close of business on the business day immediately preceding July 1, 2027, the 2027 Notes are convertible at the option of the holders thereof only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ended on January 29, 2023 (and only during such fiscal quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day (the "Market Price Condition"); (2) during the five business day period after any ten consecutive trading day period in which, for each trading day of that period, the Trading Price (as defined in the 2027 Indenture), as determined following a request by a holder of the 2027 Notes in accordance with the procedures described in the 2027 Indenture, per $1,000 principal amount of the 2027 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; (3) if the Company calls such 2027 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2027 Notes called (or deemed called as provided in the 2027 Indenture) for redemption; or (4) upon the occurrence of specified corporate events described in the 2027 Indenture. As of January 25, 2026, the Market Price Condition was satisfied, allowing holders of the 2027 Notes to convert their 2027 Notes beginning on January 26, 2026 through April 24, 2026 (the last trading day of the fiscal quarter ending April 26, 2026). Should the holders of the 2027 Notes elect to convert some or all of the outstanding 2027 Notes, the Company intends to draw on its Revolving Credit Facility to settle the obligation. On or after July 1, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2027 Notes, holders of the 2027 Notes may convert all or a portion of their 2027 Notes, regardless of the foregoing conditions. Upon conversion, the 2027 Notes will be settled in cash up to the aggregate principal amount of the 2027 Notes to be converted, and in cash, shares of the Company's common stock or any combination thereof, at the Company's option, in respect of the remainder, if any, of the Company's conversion obligation in excess of the aggregate principal amount of the 2027 Notes being converted.
Effective November 5, 2025 and before the 61st scheduled trading day immediately preceding the maturity date, the Company may redeem for cash all or any portion of the 2027 Notes (subject to the limitation described below), at the Company’s option, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides the related notice of sale price redemption, at a redemption price equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company redeems less than all of the outstanding 2027 Notes, at least $75.0 million aggregate principal amount of the 2027 Notes must be outstanding and not subject to redemption as of the relevant redemption notice date. No sinking fund is provided for the 2027 Notes.
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
Convertible Note Hedge Transactions
On October 6, 2022 and October 19, 2022, the Company entered into privately negotiated convertible note hedge transactions (the "Convertible Note Hedges") with an affiliate of one of the initial purchasers of the 2027 Notes and another financial institution (collectively, the "Counterparties") whereby the Company has the option to purchase the same number of shares of the Company’s common stock initially underlying the 2027 Notes in the aggregate for approximately $37.27 per share, which is subject to anti-dilution adjustments substantially similar to those in the 2027 Notes. The Convertible Note Hedges will expire upon the maturity of the 2027 Notes, if not earlier exercised. The Convertible Note Hedges are expected to reduce the potential dilution to the common stock upon the conversion of the 2027 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2027 Notes, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the Convertible Note Hedges, is greater than the strike price of the Convertible Note Hedges, which initially corresponds to the initial conversion price of the 2027 Notes, or approximately $37.27 per share of the common stock. The Convertible Note Hedges are separate transactions, entered into by the Company with each of the Counterparties, and are not part of the terms of the 2027 Notes. Holders of the 2027 Notes do not have any rights with respect to the Convertible Note Hedges. The Company used approximately $72.6 million of the net proceeds from the offering of the 2027 Notes to pay the cost of the Convertible Note Hedges. The Convertible Note Hedges are recorded in "Additional paid-in capital" in the Balance Sheets as they do not require classification outside of equity pursuant to ASC 480 and qualify for equity classification pursuant to ASC 815.
Warrant Transactions
On October 6, 2022 and on October 19, 2022, the Company separately entered into privately negotiated warrant transactions (the "Warrants") with the Counterparties whereby the holders of the Warrants have the option to acquire, collectively, subject to customary adjustments, approximately 8.6 million shares of the Company’s common stock at an initial strike price of approximately $51.15 per share. The Warrants were sold in private placements to the Counterparties pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), afforded by Section 4(a)(2) of the Securities Act. If the market price per share of the common stock, as measured under the terms of the Warrants, exceeds the strike price of the Warrants, the Warrants could have a dilutive effect on the common stock, unless the Company elects, subject to certain conditions, to settle the Warrants in cash. The Warrants will expire over a period beginning in February 2028.
The Warrants are separate transactions, entered into by the Company with each of the Counterparties, and are not part of the terms of the 2027 Notes. Holders of the 2027 Notes do not have any rights with respect to the Warrants. The Company received aggregate proceeds of approximately $42.9 million from the sale of the Warrants to the Counterparties. The Warrants are recorded in "Additional paid-in capital" in the Balance Sheets as they do not require classification outside of equity pursuant to ASC 480 and qualify for equity classification pursuant to ASC 815.
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
Exchange of 2027 Notes and Related Unwinding of Convertible Note Hedges and Warrants
On October 7, 2025, the Company entered into separate, privately-negotiated exchange agreements with certain holders of the 2027 Notes (the "2025 Exchange of 2027 Notes"). Pursuant to the 2025 Exchange of 2027 Notes, on October 14, 2025, the Company used approximately $220.6 million of the net proceeds from the 2030 Notes (discussed below), together with the issuance of 3,036,192 shares of the Company's common stock as consideration for the exchange of approximately $219.0 million aggregate principal amount of the 2027 Notes and accrued interest. The Company accounted for these exchange transactions as an induced conversion. In fiscal year 2026, in connection with the exchange transactions, the Company recognized an induced conversion expense of $17.6 million recorded in "Interest expense" on the Statements of Operations and an increase to "Additional paid-in capital" of $14.3 million on the Balance Sheets, which included $3.3 million from the write-off of deferred financing costs.

In connection with the 2025 Exchange of 2027 Notes, the Company also terminated a portion of the Convertible Note Hedges and the Warrants corresponding to the number of 2027 Notes exchanged. The Company received approximately $24.5 million in connection with the termination, which was recorded as an increase to "Additional paid-in capital" on the Balance Sheets.
Convertible Senior Notes Due 2028
On October 26, 2023, the Company issued and sold $250.0 million in aggregate principal amount of 4.00% Convertible Senior Notes due 2028 (the "2028 Notes") in a private placement. The 2028 Notes were issued pursuant to an indenture, dated October 26, 2023, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (the "2028 Indenture"). The 2028 Notes were jointly and severally and fully and unconditionally guaranteed by each of the Company’s current and future direct and indirect wholly-owned domestic subsidiaries that guaranteed its borrowings under its Credit Agreement. The 2028 Notes bore interest at a rate of 4.00% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2024. The 2028 Notes were scheduled to mature on November 1, 2028, unless earlier converted, redeemed or repurchased. As of January 25, 2026, as a result of the exchange transactions discussed below, no amounts remain outstanding under the 2028 Notes.
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
Exchanges of 2028 Notes
On July 11, 2024 and July 15, 2024, the Company entered into separate, privately negotiated exchange agreements with certain holders of the 2028 Notes (the "2024 Exchange of 2028 Notes"). Pursuant to the 2024 Exchange of 2028 Notes, on July 24, 2024 certain holders exchanged with the Company approximately $188.1 million in aggregate principal amount of the 2028 Notes held by them for an aggregate of 10,378,431 shares of the Company's common stock, which number of shares was determined over an averaging period that commenced on July 12, 2024. The Company accounted for these exchange transactions as a partial debt extinguishment and recognized a loss on extinguishment of debt equal to the difference between the fair value of the Company's common stock delivered to certain holders of the 2028 Notes and the carrying value of the outstanding debt, accrued interest and third-party fees related to the 2024 Exchange of 2028 Notes. In fiscal year 2025, in connection with these exchange transactions, the Company recognized $144.7 million of loss included in "Loss on extinguishment of debt" in the Statements of Operations and $5.5 million of loss resulting from the write-off of deferred financing costs included in "Interest expense" in the Statements of Operations.
On October 7, 2025, the Company entered into separate, privately-negotiated exchange agreements with holders of the 2028 Notes (the "2025 Exchange of 2028 Notes"). Pursuant to the 2025 Exchange of 2028 Notes, on October 14, 2025, the Company used approximately $63.1 million of the net proceeds from the 2030 Notes (discussed below), together with the issuance of 2,217,394 shares of the Company's common stock as consideration for the exchange of the remaining $62.0 million aggregate principal amount of the 2028 Notes and accrued interest. The Company accounted for these exchange transactions as an induced conversion. In fiscal year 2026, in connection with these exchange transactions, the Company recognized an induced conversion expense of $3.6 million recorded in "Interest expense" on the Statements of Operations and an increase to "Additional paid-in capital" of $2.2 million on the Balance Sheets, which included $1.3 million from the write-off of deferred financing costs.

Convertible Senior Notes Due 2030
On October 10, 2025, the Company issued and sold $402.5 million in aggregate principal amount of 0% Convertible Senior Notes due 2030 (the "2030 Notes") in a private placement. The 2030 Notes were issued pursuant to an indenture, dated October 10, 2025, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (the "2030 Indenture"). The 2030 Notes are jointly and severally and fully and unconditionally guaranteed by each of the Company's current and future direct and indirect wholly-owned domestic subsidiaries that guarantee its borrowings under its Credit Agreement. The 2030 Notes do not bear any interest and will mature on October 15, 2030, unless earlier converted, redeemed or repurchased. As of January 25, 2026, $402.5 million of the 2030 Notes remain outstanding.
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
Prior to the close of business on the business day immediately preceding July 15, 2030, the 2030 Notes are convertible at the option of the holders thereof only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on January 25, 2026 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the 2030 Notes for each trading day of that period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate for the 2030 Notes on each such trading day; (3) if the Company calls such 2030 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date, but only with respect to the 2030 Notes called (or deemed called) for redemption; or (4) upon the occurrence of specified corporate events described in the 2030 Indenture. As of January 25, 2026, none of the conditions allowing holders of the 2030 Notes to convert had been met. On or after July 15, 2030, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2030 Notes, regardless of the foregoing circumstances. Upon conversion, the Company will settle conversions by paying cash up to the aggregate principal amount of the 2030 Notes being converted and paying or delivering, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2030 Notes being converted.
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
The Capped Calls are separate transactions, entered into by the Company with each of the Option Counterparties, and are not part of the terms of the 2030 Notes. Holders of the 2030 Notes do not have any rights with respect to the Capped Calls. The Company paid approximately $31.4 million for the Capped Calls. The Capped Calls are recorded in "Additional paid-in capital" in the Balance Sheets as they do not require classification outside of equity pursuant to ASC 480 and qualify for equity classification pursuant to ASC 815.
Interest Expense
Interest expense was comprised of the following components for the periods presented:

	Fiscal Year Ended
(in thousands)	January 25, 2026	January 26, 2025	January 28, 2024
Contractual interest	$14,345	$81,353	$94,233
Interest rate swap agreement	(233)	(9,227)	(10,186)
Amortization of deferred financing costs	4,788	8,274	7,320
Write-off of deferred financing costs	2,388	13,246	4,446
Interest rate swap termination	(1,858)	(3,579)	—
Induced conversion expense	21,188	—	—
Total interest expense	$40,618	$90,067	$95,813
As of January 25, 2026 and January 26, 2025, there was $3.4 million and $2.9 million, respectively, outstanding under letters of credit under the Revolving Credit Facility.

Note 10: Share-Based Compensation
Financial Statement Effects and Presentation
Pre-tax share-based compensation was included in the Statements of Operations for fiscal years 2026, 2025 and 2024 as follows:

	Fiscal Year Ended
(in thousands)	January 25, 2026	January 26, 2025	January 28, 2024
Cost of sales	$2,697	$2,933	$1,995
Product development and engineering	15,098	13,965	12,844
Selling, general and administrative	39,928	51,138	25,331
Share-based compensation	$57,723	$68,036	$40,170
Restricted Stock Units, Employees
The Company grants restricted stock units to certain employees of which a portion are expected to be settled with shares of the Company's common stock and a portion are expected to be settled in cash. The restricted stock units that are to be settled with shares are accounted for as equity. The grant date for these awards is equal to the measurement date and they are valued as of the measurement date, based on the closing price for a share of Company common stock on the grant date, and recognized as share-based compensation expense over the requisite vesting period (typically between 1 and 4 years). The restricted stock units that are to be settled in cash are accounted for as liabilities and the value of the awards is re-measured at the end of each reporting period until settlement at the end of the requisite vesting period (typically 3 years).
The following table summarizes the activity for restricted stock units awarded to employees for fiscal year 2026:

(in thousands, except per share data)	Total Units	Units Subject to Share Settlement	Units Subject to Cash Settlement	Weighted-Average Grant Date Fair Value (per share)
Nonvested at January 26, 2025	2,720	2,716	4	$28.94
Granted	1,136	1,136	—	44.22
Vested	(1,296)	(1,294)	(2)	30.72
Forfeited	(214)	(214)	—	30.79
Nonvested at January 25, 2026	2,346	2,344	2	35.21
The aggregate unrecognized compensation for the non-vested restricted stock units that settle in shares as of January 25, 2026 was $62.5 million, which will be recognized over a weighted-average period of 1.7 years. The aggregate unrecognized compensation for the non-vested restricted stock units that settle in cash as of January 25, 2026 was $0.1 million, which will be recognized over a weighted-average period of 0.1 years.
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
The restricted stock units that are to be settled in cash are accounted for as liabilities. These awards are not typically settled until a non-employee director’s separation from service. The value of both the unvested and vested but unsettled awards are re-measured at the end of each reporting period until settlement. As of January 25, 2026, the total number of unvested and vested but unsettled awards was 133,457 units and the liability associated with these awards was $11.3 million, of which $3.8 million was included in "Accrued liabilities" in the Balance Sheets related to one previous non-employee director currently serving a short-term non-employee consultancy for the Company. The remaining $7.5 million was included in "Other long-term liabilities" in the Balance Sheets.

The restricted stock units that are to be settled in shares are accounted for as equity. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date, based on the closing price for a share of Company common stock on the grant date, and recognized as share-based compensation expense over the requisite vesting period (typically one year).
The following table summarizes the activity for restricted stock units awarded to non-employee directors for fiscal year 2026:

(in thousands, except per share data)	Total Units	Units Subject to Share Settlement	Units Subject to Cash Settlement	Weighted-Average Grant Date Fair Value (per share)
Nonvested at January 26, 2025	46	23	23	$31.50
Granted	43	43	—	37.58
Vested	(46)	(23)	(23)	31.50
Forfeited	—	—	—	—
Nonvested at January 25, 2026	43	43	—	37.58
Financial Metric-Based Restricted Stock Units with a Market Condition
The Company grants financial metric-based restricted stock units with a market condition (the "Performance Awards") to certain executives of the Company, which are settled in shares and accounted for as equity awards. The Performance Awards have both a financial metric-based performance condition and a pre-defined market condition, which together determine the number of shares that ultimately vest, in addition to the condition of continued service. The number of vested shares for each of the three tranches of the awards, which are the one, two and three-year performance periods, is determined based on the Company's attainment of pre-established revenue and non-GAAP operating income targets for the respective performance period. The vesting for tranches after the initial performance period is also dependent on the actual number of vested shares for the preceding performance period. The market condition is determined based upon the Company's total stockholder return ("TSR") benchmarked against the TSR of an index over the three-year performance period. For fiscal year 2026 grants, the benchmark was against the Russell 3000 Index. The market condition functions as a catch-up provision in determining the vesting of the third tranche of the awards based on the performance over the full three-year performance period. Generally, the award recipients must be employed for the entire one-, two-, or three-year performance period in order to vest in the portion of the award corresponding to that performance period.
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
In fiscal year 2026, the Company granted Performance Awards covering 375,987 shares of Company common stock at the targeted performance levels. The weighted-average grant-date fair values for each of the one, two and three-year performance periods over which the Performance Awards vest were $34.20, $34.20 and $44.05, respectively. Under the terms of these awards, assuming the highest performance level of 200% with no cancellations due to forfeitures, the maximum potential number of shares that can be earned in aggregate for the cumulative fiscal years 2026, 2027 and 2028 performance periods would be 751,974 shares. In the fiscal year ended January 25, 2026, Performance Awards covering 45,619 shares at the targeted performance levels were forfeited due to the terminations of certain recipients.
The following table summarizes the activity for the Performance Awards for fiscal year 2026:

(in thousands, except per share data)	Total Units	Weighted-Average Grant Date Fair Value (per share)
Nonvested at January 26, 2025	369	$42.23
Granted	376	37.48
Vested	(139)	36.31
Cancelled/Forfeited (1)	(46)	55.08
Nonvested at January 25, 2026	560	39.46
(1) Primarily represents forfeitures due to the terminations of certain recipients.
Amounts in the table above include the stated number of Performance Awards granted and outstanding. However, the number of Performance Awards that ultimately vest may be higher or lower than the originally granted amounts depending upon the actual achievement level over the performance period.

The aggregate unrecognized compensation expense for Performance Awards as of January 25, 2026 was $13.6 million, which will be recognized over a weighted-average period of 0.9 years.
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
There were no TSR Awards granted in fiscal years 2026 and 2025. In fiscal year 2024, the Company granted 202,951 TSR Awards.
The following table summarizes the activity for the TSR Awards for fiscal year 2026:

(in thousands, except per share data)	Total Units	Weighted-Average Grant Date Fair Value (per share)
Nonvested at January 26, 2025	71	$47.26
Granted	—	—
Vested	(52)	47.82
Cancelled/Forfeited	—	—
Nonvested at January 25, 2026	19	45.72
Amounts in the table above include the stated number of awards granted and outstanding. However, the number of awards that ultimately vest may be higher or lower than the originally granted amounts depending upon the actual TSR achievement level over the performance period.
There was no aggregate unrecognized compensation expense for TSR Awards as of January 25, 2026.
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
In fiscal year 2024, the Company granted 189,918 Metric-based Awards that vest over one, two and three-year performance periods (one-third of the awards vesting each performance period). There were no Metric-based Awards granted in fiscal years 2026 and 2025. Generally, the Metric-based Awards recipients must be employed for the entire performance period and be an active employee at the time of vesting of the awards.
The following table summarizes the activity for the Metric-based Awards for fiscal year 2026:

(in thousands, except per share data)	Total Units	Weighted-Average Grant Date Fair Value (per share)
Nonvested at January 26, 2025	59	$30.86
Granted	—	—
Vested	(40)	32.70
Cancelled/Forfeited	—	—
Nonvested at January 25, 2026	19	27.02

Amounts in the table above include the stated number of Metric-based Awards granted and outstanding. However, the number of Metric-based Awards that ultimately vest may be higher or lower than the originally granted amounts depending upon the actual achievement level over the performance period.
There was no aggregate unrecognized compensation expense for Metric-based Awards as of January 25, 2026.
Non-Qualified Stock Options
From time to time, the Company grants non-qualified stock options to employees and/or non-employee directors. The fair values of these grants are measured on the grant date and recognized as expense over the requisite vesting period (typically 3-4 years). The Company uses the Black-Scholes pricing model to value stock options. The maximum contractual term of stock options is generally 6 to 10 years. There were no stock options granted in fiscal years 2026, 2025 or 2024.
The following table summarizes the activity for stock options for fiscal year 2026:

(in thousands, except per share data)	Number of Shares	Weighted- Average Exercise Price (per share)	Aggregate Intrinsic Value (1)	Number of Shares Exercisable	Weighted-Average Contractual Term (years)
Vested and expected to vest at January 26, 2025	286	$29.59	$12,434	150	3.8
Exercised	(141)	29.50	5,423
Forfeited	(6)	29.30
Vested and expected to vest at January 25, 2026	139	29.70	7,075	139	2.8
Vested and exercisable at January 25, 2026	139	29.70	7,075		2.8
(1) The aggregate intrinsic value of stock options vested and exercisable as of January 25, 2026 is calculated based on the difference between the exercise price and the $80.52 closing price of the Company's common stock as of January 23, 2026 (the last trading day of the fiscal year ended January 25, 2026).
There was no aggregate unrecognized compensation expense for the outstanding stock options as of January 25, 2026.
The following table summarizes information regarding nonvested stock option awards at January 25, 2026:

(in thousands, except per share data)	Number of Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Grant Date Fair Value (per share)
Nonvested at January 26, 2025	136	$29.30	$12.77
Vested	(130)	29.30	12.77
Forfeited	(6)	29.30	12.77
Nonvested at January 25, 2026	—
The number of authorized shares remaining available for grant under the equity incentive plan was 5,773,258 as of January 25, 2026.

Note 11: Income Taxes
The Company's regional income before income taxes and equity in net gains (losses) of equity method investments was as follows:

	Fiscal Year Ended
(in thousands)	January 25, 2026	January 26, 2025	January 28, 2024
Domestic	$(45,923)	$(183,751)	$(306,039)
Foreign	24,743	390	(735,516)
Total	$(21,180)	$(183,361)	$(1,041,555)
The provision for income taxes consisted of the following:

	Fiscal Year Ended
(in thousands)	January 25, 2026	January 26, 2025	January 28, 2024
Current income tax (benefit) provision
Federal	$(613)	$(10,416)	$1,758
State	485	1,513	1
Foreign	14,111	9,949	8,750
Subtotal	13,983	1,046	10,509
Deferred income tax (benefit) provision
Federal	—	—	50,938
State	—	—	51
Foreign	5,849	(23,058)	(10,979)
Subtotal	5,849	(23,058)	40,010
Provision for income taxes	$19,832	$(22,012)	$50,519
The Company adopted ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" on a prospective basis beginning with the year ended January 25, 2026. The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the U.S. federal statutory tax amount and rate to our actual global effective amount and rate for the year ended January 25, 2026:

	Fiscal Year Ended
(in thousands)	January 25, 2026
U.S. Federal statutory rate	$(4,448)	21.0%
State and local taxes, net of federal income tax effect
New York	(245)	1.2%
Other	(78)	0.4%
Foreign tax effects
Switzerland
Tax rate differential	(3,582)	16.9%
Shared-based compensation	(2,652)	12.5%
Rate change on deferreds	(2,425)	11.4%
Other adjustments	274	(1.3)%
Canada
Tax rate differential	(2,639)	12.5%
Impact of audit settlements	409	(1.9)%
Research and development credits	(6,335)	29.9%
Goodwill impairment	8,968	(42.3)%
Valuation allowance	16,117	(76.1)%
Other adjustments	688	(3.2)%
United Kingdom

Research and development credits	(495)	2.3%
Other adjustments	(925)	4.4%
France
Goodwill impairment	2,121	(10.0)%
Impact of audit settlements	1,280	(6.0)%
Other adjustments	85	(0.4)%
Australia
Goodwill impairment	2,280	(10.8)%
Other adjustments	459	(2.2)%
Other foreign jurisdictions
Goodwill impairment	904	(4.3)%
Other adjustments	231	(1.1)%
Effects of Cross-Border tax laws
Global intangible low-taxes income (GILTI)	5,808	(27.4)%
Foreign derived intangible income (subpart F)	160	(0.8)%
Section 78 gross up	2,540	(12.0)%
Foreign tax credit	(6,750)	31.9%
Tax credits
Research and development credit	327	(1.5)%
Valuation allowance	(8,790)	41.5%
Nontaxable or nondeductible items
Debt Extinguishment	5,430	(25.6)%
Share-based compensation	(1,864)	8.8%
Disallowed executive compensation	3,278	(15.5)%
Goodwill impairment	6,517	(30.8)%
Other Adjustments
Return to provision adjustments	3,230	(15.3)%
Other adjustments	(46)	0.2%
Effective tax rate	$19,832	(93.6)%

The following table presents the required disclosures prior to the Company's adoption of ASU 2023-09 and reconciles the U.S. federal statutory income tax rate to the actual global effective income tax rate for the fiscal years ended January 26, 2025 and January 28, 2024:

	Fiscal Year Ended
(in thousands)	January 26, 2025	January 28, 2024
Federal income tax at statutory rate	$(38,506)	$(218,726)
State income taxes, net of federal benefit	1,173	(9,989)
Foreign taxes differential, including withholding taxes	(1,027)	(36,408)
Tax credits generated	(9,436)	(6,054)
Changes in valuation allowance	23,847	149,209
Gain on intra-entity asset transfer of intangible assets	11,430	—
Changes in uncertain tax positions	(9,856)	1,877
True-up on impairment losses	(26,903)	—
Equity compensation	1,825	2,929
Nondeductible loss on debt extinguishment	30,384	—
Rate change on deferreds	(10,382)	(2,667)
GILTI and Subpart F income	7,227	—
Goodwill impairment	2,019	193,699
Nondeductible officers compensation	1,650	741
Other	(5,457)	(24,092)
Provision for income taxes	$(22,012)	$50,519
The Company’s tax expense benefited from its operations in lower tax jurisdictions, such as Switzerland, research and foreign tax credits, equity compensation windfall and the impact of a change in tax rates on deferred tax assets. The Company's tax expense increased due to a change in valuation allowance, nondeductible loss on extinguishment of debt, impairment losses on goodwill, taxes related to disallowed executive compensation and an increase in global intangible low-tax income ("GILTI"), driven by the capitalization of R&D costs as mandated by the Tax Cuts and Job Act (the "Tax Act").
Historically, the Company benefited from a Swiss tax holiday that commenced on January 30, 2017. However, Switzerland implemented the OECD Pillar Two rules effective from January 1, 2024. These rules, guided by OECD administrative updates in December 2023, impose a global minimum tax of 15% on multination enterprises with an annual revenue exceeding €750 million in at least two out of the last four years. As of the fourth quarter of fiscal year 2025, the Company reached this threshold and does not benefit from the tax holiday from fiscal year 2025 onwards. The Company recorded the impact as part of our provision for income taxes in fiscal year 2025.
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
Prior to the enactment of the Tax Act, with few exceptions, U.S. federal income and foreign withholding taxes had not been provided on the excess of the amount for financial reporting over the tax basis of investments in the Company’s foreign subsidiaries that were essentially permanent in duration. With the enactment of the Tax Act, all historic and current foreign earnings are taxed in the U.S. Depending on the jurisdiction, these foreign earnings are potentially subject to a withholding tax, if repatriated. As of January 25, 2026, the historical undistributed earnings of the Company’s foreign subsidiaries are intended to be permanently reinvested outside of the U.S.
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
The components of the net deferred income tax assets and liabilities at January 25, 2026 and January 26, 2025 were as follows:

(in thousands)	January 25, 2026	January 26, 2025
Non-current deferred tax assets:
Deferred revenue	$2,645	2,351
Inventory reserve	7,951	$7,501
Bad debt reserve	731	405
Foreign tax credits	767	1,790
Research credit carryforward	89,563	91,214
NOL carryforward	134,089	128,595
Payroll and related accruals	10,503	7,989
Share-based compensation	5,685	4,608
Foreign pension deferred	315	793
Accrued sales reserves	3,471	4,332
Research and development charges	22,134	20,374
Leasing deferred assets	6,244	5,930
OID interest	2,052	9,692
Other reserves	1,129	1,463
Section 163(J) Limitation	37,556	34,072
Other deferred assets	4,261	3,558
Intangibles	61,060	67,397
Valuation allowance	(336,266)	(328,203)
Total non-current deferred tax assets	53,890	63,861
Non-current deferred tax liabilities:
Property, plant and equipment	(4,788)	(7,135)
Goodwill and other intangibles	(8,242)	(7,700)
Leasing deferred liabilities	(5,532)	(5,334)
Other non-current deferred tax liabilities	(1,241)	(3,318)
Total non-current deferred tax liabilities	(19,803)	(23,487)
Net deferred tax assets	$34,087	$40,374
As of January 25, 2026, the Company had U.S. gross federal and state research credits available of approximately $10.9 million and $23.1 million, respectively, which are available to offset taxable income. In connection with the Sierra Wireless Acquisition, the Company acquired approximately $4.1 million of fully reserved U.S. research credit carryforwards. The Company's U.S. credits will expire between fiscal years 2029 through 2046. The Company also had gross Canadian research credits available of approximately $70.0 million. Included in the $70.0 million are $56.2 million of Canadian research credit carryforwards that were acquired in connection with the Sierra Wireless Acquisition. The Company's Canadian credits will expire by fiscal year 2046.
As of January 25, 2026, the Company had U.S. gross state NOL carryforwards of $157.5 million, which, subject to certain limitations, are available to offset future taxable income through fiscal year 2046. These will expire at various dates through 2038 for losses generated prior to tax year 2018.
Additionally, the Company had fully reserved gross NOLs in Canada and France, for $108.9 million and $272.3 million respectively, for companies acquired during the Sierra Wireless Acquisition. The Company also has a gross Swiss NOL of $164.6 million, and a gross UK NOL of $10.0 million.
As of January 25, 2026 and January 26, 2025, the Company had approximately $370.4 million and $368.6 million of net deferred tax assets, respectively, the majority of which are in the U.S., Canada and France. The Company has recorded valuation allowances of $336.3 million and $328.2 million against its deferred tax assets at January 25, 2026 and January 26, 2025, respectively, based on the Company's assessment of its ability to utilize its deferred tax assets. The Company reassessed the valuation allowances and evaluated the recoverability of its deferred tax assets, considering all available evidence such as earnings history and tax planning strategies. After weighing all positive and negative evidence, the Company maintains a valuation allowance for assets if it is more likely than not that some, or all, of its deferred tax assets will not be realized. Positive evidence considered included reversing taxable temporary differences. Negative evidence considered included the cumulative pre-tax losses recorded during the three-year period ended January 25, 2026, on both an annual and cumulative basis. In jurisdictions where the Company has cumulative losses, the Company has recorded a full valuation allowance on deferred tax assets. As of January 26, 2025, the Company continues to maintain full valuation allowance on DTAs in the U.S. and France, as well as a partial valuation allowance on DTAs in Canada. As a result of the Company’s recent performance, there is a reasonable possibility that a portion of the Company’s valuation allowance is no longer needed in future periods. A release of the valuation allowance will likely result in a material tax benefit recognized in the quarter of the release.
Changes in the valuation allowance for the three years ended January 25, 2026 are summarized in the table below:

	Fiscal Year Ended
(in thousands)	January 25, 2026	January 26, 2025	January 28, 2024
Beginning balance	$328,203	$304,355	$156,850
Additions	20,537	35,071	147,505
Releases	(12,474)	(11,223)	—
Ending balance	$336,266	$328,203	$304,355
The current year activity of $8.1 million primarily consists of valuation allowance on deferred tax assets related to disallowed interest expense carried forward in the U.S. and Canada, as well as NOL and R&D credit deferred tax assets in those regions. The change in the valuation allowance of $8.1 million is included in the fiscal year 2026 provision for income taxes in the Consolidated Statements of Operations.
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (before federal impact of state items) is as follows:

	Fiscal Year Ended
(in thousands)	January 25, 2026	January 26, 2025
Beginning balance	$20,966	$36,548
Net additions based on tax positions related to the current year	1,868	1,356
Additions based on tax positions related to prior years	438	646
Reductions as a result of lapsed statutes	(2,119)	(17,584)
Reductions for settlements with tax authorities	(639)	—
Ending balance	$20,514	$20,966
Included in the balance of gross unrecognized tax benefits at January 25, 2026 and January 26, 2025, are $4.6 million and $4.8 million, respectively, of net tax benefits (after federal impact of state items) that, if recognized, would impact the effective tax rate. During fiscal year 2026, the Company released a reserve due to the lapse of a statute of limitations. The Company believes that it is reasonably possible that its balance of gross unrecognized tax benefits may decrease by approximately $0.8 million within the next twelve months.
The liability for UTP is reflected on the Balance Sheets as follows:

	Fiscal Year Ended
(in thousands)	January 25, 2026	January 26, 2025
Deferred tax assets - non-current	$13,943	$14,255
Other long-term liabilities	4,625	4,775
Total uncertain tax positions	$18,568	$19,030
The Company’s policy is to include net interest and penalties related to unrecognized tax benefits within the provision for taxes in the Statements of Operations. The Company had approximately $0.5 million of net interest and penalties accrued at January 25, 2026.

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
Cash Taxes Paid
The Company adopted ASU 2023-09 and has included the following table as a result of the adoption. A reconciliation of the income taxes paid (net of refunds received) is as follows:

(in thousands)	January 25, 2026
Federal taxes	$(997)
State taxes	439
Foreign taxes:
Australia	5,546
France	(1,199)
Hong Kong	457
India	1,065
Japan	242
Mexico	317
Sweden	1,176
Switzerland	359
UK	(3,806)
Other Foreign	477
Total cash taxes paid	$4,076

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
The components of lease expense were as follows:

	Fiscal Year Ended
(in thousands)	January 25, 2026	January 26, 2025
Operating lease cost	$7,273	$7,278
Short-term lease cost	65	219
Less: sublease income	(522)	(552)
Total lease cost	$6,816	$6,945
Supplemental cash flow information related to leases was as follows:

	Fiscal Year Ended
(in thousands)	January 25, 2026	January 26, 2025
Cash paid for amounts included in the measurement of lease liabilities	$7,878	$7,899
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,180	$3,509

January 25, 2026
Weighted-average remaining lease term - operating leases (in years)	4.8
Weighted-average discount rate on remaining lease payments - operating leases	6.9%
Supplemental balance sheet information related to leases was as follows:

(in thousands)	January 25, 2026	January 26, 2025
Operating lease right-of-use assets in "Other Assets"	$23,455	$21,729

Operating lease liabilities in "Accrued Liabilities"	$6,063	$6,006
Operating lease liabilities in "Other long-term Liabilities"	20,697	18,502
Total operating lease liabilities	$26,760	$24,508
Maturities of lease liabilities as of January 25, 2026 are as follows:

(in thousands)
Fiscal Year Ending:
2027	$7,649
2028	7,075
2029	5,964
2030	4,066
2031	3,489
Thereafter	3,438
Total lease payments	31,681
Less: imputed interest	(4,921)
Total	$26,760

Note 13: Commitments and Contingencies
Unconditional Purchase Commitments
The following table presents the Company’s open capital commitments and other open purchase commitments for the purchase of plant, equipment, raw material, supplies and services as of January 25, 2026:

(in thousands)	Less than 1 year	1-3 years	Total
Open capital purchase commitments	$5,812	$250	$6,062
Other open purchase commitments	360,821	47,255	408,076
Total purchase commitments	$366,633	$47,505	$414,138
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
On February 20, 2025, February 25, 2025 and March 7, 2025, three Company stockholders filed separate, but substantively identical, putative class action complaints against the Company and certain of its current officers, Hong Q. Hou and Mark Lin, in the U.S. District Court for the Central District of California on behalf of persons and entities that purchased or otherwise acquired Company securities between August 27, 2024 and February 7, 2025. On June 9, 2025, the court entered an order consolidating the three actions (the "Securities Action"), appointing Luis Collazos as Lead Plaintiff, and Block & Leviton, LLP as Lead Counsel. On July 14, 2025, Lead Plaintiff filed a consolidated putative class action complaint (the "Consolidated

Complaint") against the Company, Hou and Lin, on behalf of persons and entities that purchased or otherwise acquired Company securities between October 10, 2024 and February 7, 2025. The Consolidated Complaint asserts Exchange Act violations related to the Company’s disclosure surrounding its CopperEdgeTM products. Lead Plaintiff seeks compensatory damages and other relief. The Company, Hou and Lin filed a motion to dismiss the Consolidated Complaint on August 11, 2025, which the Court granted in part, and denied in part on October 8, 2025. By virtue of the ruling, Lin is no longer a defendant. On February 6, 2026, the Leading Plaintiff filed a motion for class certification for the period November 25, 2024 to February 7, 2025. At this stage, the Company is unable to form a conclusion as to the likelihood of an unfavorable outcome or an estimate of the amount or range of any possible loss resulting from the alleged claims.
On May 9, 2025 and August 12, 2025, other Company stockholders filed separate derivative actions in the U.S. District Court for the Central District of California against certain of the Company's directors and officers. On June 6, 2025 and November 24, 2025, other Company stockholders filed separate derivative actions in the Superior Court of the State of California for the County of Ventura against certain of the Company's directors and officers, (together with the complaints filed in federal court, the "Derivative Actions"). The Derivative Actions assert breach of fiduciary duty and other claims based on factual allegations similar to those raised in the Securities Action. The plaintiffs in the Derivative Actions seek damages payable to the Company and declaratory, injunctive and other relief.
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
The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based on the latest determinations by the RWQCB and the most recent actions taken pursuant to the remedial action plan, the Company estimates the total range of probable loss to be between $9.1 million and $9.4 million. To date, the Company has made $8.0 million in payments towards the remedial action plan. The estimated range of probable loss remaining as of January 25, 2026 was between $1.1 million and $1.4 million. Given the uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss. Therefore, the Company has recorded the minimum amount of probable loss and as of January 25, 2026, has a remaining accrual of $1.1 million related to this matter. These estimates could change as a result of changes in planned remedial actions, further actions from the regulatory agency, remediation technology and other factors.
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
Retirement Plans
The Company contributed $1.5 million, $0.8 million and $1.9 million in fiscal years 2026, 2025 and 2024, respectively, to a defined contribution retirement plan maintained for its employees based in the U.S. and contributed $1.5 million, $1.3 million and $1.7 million in fiscal years 2026, 2025 and 2024, respectively, to a defined contribution plan for its employees based in Canada.
The Company has defined benefit pension plans for the employees of its Swiss subsidiaries (the "Swiss Plans"), which it accounts for in accordance with ASC 715-30, "Defined Benefit Plans – Pension." The Swiss Plans provide government-mandated retirement, death and disability benefits. Under the Swiss Plans, the Company and its employees make government-mandated minimum contributions. Minimum contributions are based on the respective employee’s age, salary and gender. As of January 25, 2026 and January 26, 2025, the Swiss Plans had an unfunded net pension obligation of approximately $2.4 million and $5.4 million, respectively, plan assets of approximately $52.3 million and $48.1 million, respectively, and projected benefit obligation of approximately $53.5 million and $52.4 million, respectively. For fiscal years 2026, 2025 and 2024, net periodic pension expense was $0.9 million, $1.1 million and $1.6 million, respectively, and contributions made by the Company were $1.9 million, $1.7 million and $1.8 million, respectively.
The Company records a post-retirement benefit for the employees of its French subsidiaries (the "French Plan"), which it accounts for in accordance with ASC 715-30. The French Plan is defined by the collective bargaining agreement of R&D, IT and consulting firms. Minimum contributions are based on the respective years of service for all permanent employees. As of January 25, 2026, the French Plan had an unfunded net pension obligation of approximately $1.8 million, plan assets of zero and a projected benefit obligation of approximately $1.8 million. As of January 26, 2025, the French Plan had an unfunded net pension obligation of approximately $1.5 million, plan assets of zero and a projected benefit obligation of approximately $1.5 million. For fiscal year 2026, net periodic pension credit was $0.1 million and contributions made by the Company was $1.2 million. For fiscal years 2025 and 2024, net periodic pension expense was $0.2 million and $0.1 million, respectively, and contributions made by the Company were $1.6 million and $0.5 million, respectively.
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
Under this plan, the Company incurred, net of forfeitures, expense of $9.2 million, expense of $8.4 million and expense of $7.4 million in fiscal years 2026, 2025 and 2024, respectively. For fiscal year 2024, these amounts included a loss of $0.1 million, resulting from total return swap contracts used to hedge the market risk associated with the unfunded portion of the deferred compensation liability, which matured during fiscal year 2024. See Note 18, Derivatives and Hedging Activities, for further discussion of the Company's derivative instruments.
The Company’s liability for the deferred compensation plan is presented below:

(in thousands)	January 25, 2026	January 26, 2025
Accrued liabilities	$3,529	$2,930
Other long-term liabilities	42,535	36,381
Total deferred compensation liabilities under this plan	$46,064	$39,311
The Company has purchased whole life insurance on the lives of certain current deferred compensation plan participants. This corporate-owned life insurance is held in a grantor trust and is intended to cover a majority of the Company’s costs of the deferred compensation plan. Changes in the cash surrender value of the corporate-owned life insurance resulted in a net gain of $7.7 million, gain of $5.3 million and gain of $4.9 million in fiscal years 2026, 2025 and 2024, respectively. The $11.2 million increase in the cash surrender value of the corporate-owned life insurance as of January 25, 2026 compared to January 26, 2025 was primarily related to an overall $7.8 million increase in market value reflected in earnings and $3.4 million premium deposited to the corporate-owned life insurance.
The cash surrender value of the Company's corporate owned life insurance is reported in "Other assets" on the Balance Sheets and was $46.2 million and $34.9 million as of January 25, 2026 and January 26, 2025, respectively.

Note 14: Concentration of Risk
The following significant customers accounted for at least 10% of the Company's net sales in one or more of the periods indicated:

	Fiscal Year Ended
(percentage of net sales) (1)	January 25, 2026	January 26, 2025	January 28, 2024
Customer A	11%	10%	*
Customer B	14%	13%	10%
(1) In each period with an asterisk, the customer represented less than 10% of the Company's net sales.
The following table shows the customers that have an outstanding receivable balance that represents at least 10% of the Company's total net receivables as of one or more of the dates indicated:

(percentage of net receivables) (1)	January 25, 2026	January 26, 2025
Customer A	13%	*
Customer B	12%	12%
Customer C	12%	12%
Customer D	10%	*
(1) In each period with an asterisk, the customer represented less than 10% of the Company's net receivables.
For fiscal years 2026, 2025 and 2024, authorized distributors accounted for approximately 74%, 72% and 66%, respectively, of the Company’s net sales. Generally, the Company does not have long-term contracts with its distributors and most can terminate their agreement with little or no notice. For fiscal year 2026, the Company's largest distributors were based in Asia.
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

Note 15: Segment Information
The Company’s Chief Executive Officer functions as the chief operating decision maker ("CODM"). The CODM makes operating decisions and assesses performance based on the net sales and gross profit of the Company's major product lines, which represent its operating segments, to allocate resources (including employees, property, and financial or capital resources) for each segment predominantly in the annual budget and forecasting process. As discussed in Note 7, Goodwill and Intangible Assets, the Company currently has three operating segments—SIP, AMW, and ISC—that represent three separate reportable segments. The SIP reportable segment consists of a portfolio of optical and copper data communications and video transport products used in a wide variety of infrastructure and industrial applications. The AMW reportable segment provides infrastructure, industrial and high-end customers with high-performance protection devices and a portfolio of specialized radio frequency products. The ISC reportable segment provides industrial customers with an IoT solutions portfolio that includes a wide range of modules, gateways, routers, and connected services.
The Company’s assets are commingled among the various operating segments and the CODM does not use asset information in making operating decisions or assessing performance. Therefore, the Company has not included asset information by reportable segment in the segment disclosures below.
Net sales and gross profit by reportable segment were as follows:

	Fiscal Year Ended January 25, 2026
(in thousands)	Signal Integrity	Analog Mixed Signal and Wireless	Total Semiconductor Products	IoT Systems and Connectivity	Unallocated(1)	Total
Net sales	$322,608	$373,444	$696,052	$353,923	$—	$1,049,975
Segment cost of sales	112,261	153,458	265,719	228,180	13,932	507,831
Segment gross profit	$210,347	$219,986	$430,333	$125,743	$(13,932)	$542,144

Segment gross margin	65.2%	58.9%	61.8%	35.5%	NM(2)
Gross margin						51.6%
(1) Unallocated includes share-based compensation, and amortization of acquired technology
(2) Not meaningful

	Fiscal Year Ended January 26, 2025
(in thousands)	Signal Integrity	Analog Mixed Signal and Wireless	Total Semiconductor Products	IoT Systems and Connectivity	Unallocated(1)	Total
Net sales	$261,747	$322,899	$584,646	$324,641	$—	$909,287
Segment cost of sales	99,091	143,527	242,618	197,080	13,061	452,759
Segment gross profit	$162,656	$179,372	$342,028	$127,561	$(13,061)	$456,528

Segment gross margin	62.1%	55.6%	58.5%	39.3%	NM(2)
Gross margin						50.2%
(1) Unallocated includes share-based compensation, and amortization of acquired technology
(2) Not meaningful

	Fiscal Year Ended January 28, 2024
(in thousands)	Signal Integrity	Analog Mixed Signal and Wireless	Total Semiconductor Products	IoT Systems and Connectivity	Unallocated(1)	Total
Net sales	$177,033	$260,264	$437,297	$431,461	$—	$868,758
Segment cost of sales	75,788	113,666	189,454	249,956	133,098	572,508
Segment gross profit	$101,245	$146,598	$247,843	$181,505	$(133,098)	$296,250

Segment gross margin	57.2%	56.3%	56.7%	42.1%	NM(2)
Gross margin						34.1%
(1) Unallocated includes share-based compensation, and amortization of acquired technology
(2) Not meaningful

Geographic Information
Net sales activity by geographic region was as follows:

	Fiscal Year Ended
(in thousands, except percentages)	January 25, 2026		January 26, 2025		January 28, 2024
Asia-Pacific	$697,597	67%	$574,710	64%	$505,603	58%
North America	231,877	22%	204,479	22%	237,132	27%
Europe	120,501	11%	130,098	14%	126,023	15%
Total net sales	$1,049,975	100%	$909,287	100%	$868,758	100%
The Company attributes sales to a geography based on the ship-to address. The table below summarizes sales activity to geographies that represented greater than 10% of total sales for at least one of the periods presented:

	Fiscal Year Ended
(percentage of total net sales)	January 25, 2026	January 26, 2025	January 28, 2024
China (including Hong Kong)	47%	43%	32%
United States	18%	21%	24%
Total net sales	65%	64%	56%
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
Long-lived Assets
The following table summarizes the Company's long-lived assets, which consist of property, plant and equipment, net of accumulated depreciation, classified by location:

	Balance as of
(in thousands)	January 25, 2026	January 26, 2025
United States	$52,217	$58,395
Rest of North America	32,539	41,445
Europe	13,915	14,604
Asia and all others	10,674	11,746
Total	$109,345	$126,190
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
The net book value of equipment and machinery that were consigned to multiple foundries in China was $2.0 million and $3.6 million as of January 25, 2026 and January 26, 2025, respectively. The net book value of equipment and machinery that were consigned to a foundry in Malaysia was $1.3 million and $1.8 million as of January 25, 2026 and January 26, 2025, respectively.

Note 16: Restructuring
From time to time, the Company takes steps to realign the business to focus on high-growth areas, provide customer value and make the Company more efficient. As a result, the Company has re-aligned resources and infrastructure, which resulted in restructuring charges related to one-time employee termination benefits of $4.2 million in fiscal year 2026 and $4.9 million in fiscal year 2025. The Company had restructuring charges of $24.6 million in fiscal year 2024, which resulted from the realization of synergies of the Sierra Wireless Acquisition. The Company also implemented a separate reduction in workforce plan that commenced during the second quarter of fiscal year 2024 and was substantially completed during the third quarter of fiscal year 2024. Additionally, the Company had $3.9 million of right-of-use asset impairments related to abandonments in fiscal year 2024. Restructuring related liabilities are included in "Accrued liabilities" in the Balance Sheets.
Restructuring activity is summarized as follows:

(in thousands)	One-time employee termination benefits	Other restructuring	Total
Balance at January 29, 2023	$4,027	$12	$4,039
Charges (1)	17,793	6,841	24,634
Cash payments and non-cash releases	(16,021)	(6,375)	(22,396)
Balance at January 28, 2024	5,799	478	6,277
Charges	4,836	108	4,944
Cash payments and non-cash releases	(9,848)	(586)	(10,434)
Balance at January 26, 2025	787	—	787
Charges	4,165	21	4,186
Cash payments and non-cash releases	(4,255)	(21)	(4,276)
Balance at January 25, 2026	$697	$—	$697
(1) Restructuring charges include $6.0 million during fiscal year 2024 related to the reduction in workforce plan that commenced during the second quarter of fiscal year 2024 and was completed during the second half of fiscal year 2024.
Restructuring charges were included in the Statements of Operations as follows:

	Fiscal Year Ended
(in thousands)	January 25, 2026	January 26, 2025	January 28, 2024
Cost of sales	$—	$—	$859
Restructuring	4,186	4,944	23,775
Total restructuring charges (1)	$4,186	$4,944	$24,634
(1) Restructuring charges include $6.0 million during fiscal year 2024 related to the reduction in workforce plan that commenced during the second quarter of fiscal year 2024 and was completed during the second half of fiscal year 2024.

Note 17: Common Stock
Secondary Public Offering
On December 9, 2024, the Company closed a secondary public offering of 10,496,032 shares of its common stock for gross proceeds of $661.0 million. The Company received net proceeds of $640.7 million after deducting underwriters' discounts and other offering related expenses. The net proceeds from the secondary public offering were used to repay amounts outstanding on our Revolving Credit Facility and our Term Loans. For additional information, see Note 9, Long-Term Debt, to our Consolidated Financial Statements.
Stock Repurchase Program
The Company maintains a stock repurchase program that was initially approved by its board of directors (the "Board of Directors") in March 2008. The stock repurchase program does not have an expiration date and the Board of Directors has authorized expansion of the program over the years. On March 11, 2021, the Board of Directors approved the expansion of the stock repurchase program by an additional $350.0 million. As of January 25, 2026, the remaining authorization under the program was $209.4 million. Under the program, the Company may repurchase its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. The Company’s repurchases may be made through Rule 10b5-1 and/or Rule 10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. To the extent the Company repurchases any shares of its common stock under the program in the future, the Company expects to fund such repurchases from cash on hand and borrowings on its Revolving Credit Facility. The Company has no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.
There were no shares repurchased under the stock repurchase program in fiscal years 2026, 2025, and 2024.

Note 18: Derivatives and Hedging Activities
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
The Company's foreign currency forward contracts had the following outstanding balances:

	Balance as of
	January 25, 2026				January 26, 2025
(in thousands, except number of instruments)	Number of Instruments	Sell Notional Value	Buy Notional Value		Number of Instruments	Sell Notional Value	Buy Notional Value
Sell USD/Buy CAD Forward Contract	24	$32,270		$44,250	0	$—		$—
Sell USD/Buy CHF Forward Contract	24	8,868	Fr.	6,900	0	—	Fr.	—
Sell USD/Buy GBP Forward Contract	24	13,666		£10,100	0	—		£—
Total	72				0
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
The interest rate swap agreements have been designated as a cash flow hedges and unrealized gains or losses, net of income tax, are recorded as a component of AOCI in the Balance Sheets. As the various settlements are made on a monthly basis, the realized gain or loss on the settlements are recorded in "Interest expense" in the Statements of Operations. The interest rate swap agreements resulted in a realized gain of $0.2 million, gain of $9.2 million and gain of $10.2 million for fiscal years 2026, 2025 and 2024, respectively.
The fair values of the Company's instruments that qualify as cash flow hedges in the Balance Sheets were as follows:

(in thousands)	January 25, 2026	January 26, 2025
Interest rate swap agreement	$—	$745
Foreign currency forward contracts	474	—
Total other current assets	$474	$745

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.
Item 9A.     Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of January 25, 2026.
Changes in Internal Controls
There were no changes to our internal controls over financial reporting that occurred during the period covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO framework"). Based on our evaluation under the COSO framework, our management has concluded that as of January 25, 2026, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of January 25, 2026, as stated in their report included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Semtech Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Semtech Corporation and subsidiaries (the "Company") as of January 25, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 25, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 25, 2026, of the Company and our report dated March 23, 2026, expressed an unqualified opinion on those financial statements.
Basis for Opinion
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 23, 2026

Item 9B.     Other Information
Insider Trading Arrangements
Securities Trading Arrangements of Directors and Executive Officers
The following table sets forth certain information regarding any "Rule 10b5-1 trading arrangements" (a "trading plan") or "non-Rule 10b5-1 trading arrangements," each as defined in Item 408 of Regulation S-K, adopted or terminated by the Company's directors and executive officers during the fiscal quarter ended January 25, 2026. All of these trading plans were adopted during the Company's quarterly open trading window in accordance with the Company's Stock Trading Guidelines for Semtech Stock for All Directors, Officers and Employees.

		Date of Action	Trading Arrangements
Name and Title	Action		Rule 10b5-1(a)	Non-Rule 10b5-1(b)	Total Shares to be Purchased or Sold (c)	Duration (d)
Hong Q. Hou	Adopt	12/17/2025	X		30,000	April 10, 2026 through June 4, 2027
President and Chief Executive Officer
(a) Intended to satisfy the affirmative defense of Rule 10b5-1(c) promulgated under the Exchange Act.
(b) Not intended to satisfy the affirmative defense of 10b5-1(c) promulgated under the Exchange Act.
(c) The numbers in this column represent the maximum number of shares of our common stock that may be sold pursuant to each trading plan.
(d) Transactions under the trading plan may occur during the specified plan duration period and will expire upon the earlier of the end of the specified plan duration period or the completion of all sales under such trading plan.
Item 9C.     Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance
Code of Ethics
The Board of Directors has adopted a written Core Values and Code of Conduct ("Code of Conduct") that applies to our directors and employees of the Company, including our CEO and our CFO. The Code of Conduct, which is the Company’s written "code of conduct" within the meaning of the Nasdaq Listing Rules applicable to companies whose stock is listed for trading on the Nasdaq and which constitutes the Company’s "code of ethics" within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002, expresses the Company’s commitment to the highest standards of ethical business conduct. Our Code of Conduct can be found on the Company’s website at https://investors.semtech.com under "Governance," "Corporate Governance Overview." To the extent required by rules adopted by the SEC and Nasdaq, we intend to promptly disclose future amendments to certain provisions of the Code of Conduct, or waivers of such provisions granted to executive officers and directors, in this section of our website.
Insider Trading Policy
The information required by this item will appear under the caption "Policy on Insider Trading" in our proxy statement relating to our 2026 annual meeting of stockholders to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act no later than 120 days after the end of our fiscal year ended January 25, 2026, and is hereby specifically incorporated herein by reference thereto.
A copy of our Insider Trading Policy and Stock Trading Guidelines are filed with this Annual Report on Form 10-K as Exhibit 19.
Executive Officers and Directors
The remaining information required by this item will be contained under the captions "Election of Directors (Proposal Number 1)" and "Executive Directors" in our Proxy Statement relating to our 2026 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A of the Exchange Act and is hereby specifically incorporated by reference thereto.
Item 11.    Executive Compensation
The information required by this item will appear under the caption "Compensation Discussion and Analysis" and "Executive Compensation" in our Proxy Statement relating to our 2026 annual meeting of stockholders to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act no later than 120 days after the end of our fiscal year ended January 25, 2026, and is hereby specifically incorporated herein by reference thereto.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will appear under the caption "Beneficial Ownership of Securities" in our Proxy Statement relating to our 2026 annual meeting of stockholders to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act no later than 120 days after the end of our fiscal year ended January 25, 2026, and is hereby specifically incorporated herein by reference thereto.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item will appear under the captions "Corporate Governance" and "Transactions with Related Parties" in our Proxy Statement relating to our 2026 annual meeting of stockholders to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act no later than 120 days after the end of our fiscal year ended January 25, 2026, and is hereby specifically incorporated herein by reference thereto.
Item 14.    Principal Accountant Fees and Services
The information required by this item will appear under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal Number 2)" in our Proxy Statement relating to our 2026 annual meeting of stockholders to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act no later than 120 days after the end of our fiscal year ended January 25, 2026, and is hereby specifically incorporated herein by reference thereto.

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

SCHEDULE II
SEMTECH CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
THREE YEARS ENDED JANUARY 25, 2026
(in thousands)

Allowance for doubtful accounts	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended January 28, 2024	$3,881	$280	$—	$4,161
Year ended January 26, 2025	$4,161	$1,087	$—	$5,248
Year ended January 25, 2026	$5,248	$2,728	$—	$7,976

(a)(3)    Exhibits. These exhibits (numbered in accordance with Item 601 of Regulation S-K) are available without charge upon written request directed to the Company’s Secretary at 200 Flynn Road, Camarillo, CA 93012. Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

Exhibit No.	Description	Location

2.1	Arrangement Agreement, dated as of August 2, 2022, by and among Semtech Corporation, Sierra Wireless, Inc. and 13548597 Canada Inc.	Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 3, 2022

3.1	Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2003

3.2	Amended and Restated Bylaws of Semtech Corporation	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 9, 2025

4.1	Description of Common Stock	Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended January 26, 2020.

4.2	Indenture, dated as of October 12, 2022, among Semtech Corporation, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 12, 2022

4.3	Form of 1.625% Convertible Senior Note due 2027	Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 12, 2022

4.4	Indenture, dated as of October 26, 2023, among Semtech Corporation, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 26, 2023

4.5	Form of 4.00% Convertible Senior Note due 2028	Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 26, 2023

4.6		Indenture, dated as of October 10, 2025, between Semtech Corporation, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee	Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 10, 2025

4.7		Form of 0% Convertible Senior Notes due 2030	Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 10, 2025

10.1		Third Amendment and Restatement Agreement, dated as of September 26, 2022, by and among Semtech Corporation, the guarantors party thereto, JPMorgan Chase Bank, N.A., as successor administrative agent, and the other parties thereto	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 29, 2022

10.2		First Amendment to Third Amended and Restated Credit Agreement, dated as of February 24, 2023, by and among Semtech Corporation, the subsidiary guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders party thereto	Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2023

10.3		Second Amendment to Third Amended and Restated Credit Agreement, dated as of June 6, 2023, by and among Semtech Corporation, the subsidiary guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders party thereto	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2023

10.4		Third Amendment to Third Amended and Restated Credit Agreement, dated as of October 19, 2023, by and among Semtech Corporation, the subsidiary guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders party thereto	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 19, 2023

10.5		Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of April 24, 2025, by and among the Company, certain of the Company's domestic subsidiaries party thereto, the lenders party thereto as subsidiary guarantors and JP Morgan Chase Bank, N.A., as administrative agent and issuing bank	Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 28, 2025

10.6	*	Form of Amended and Restated Indemnification Agreement for Directors and Executive Officers	Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2022

10.7		Employment Agreement, dated September 5, 2023, between Mark Lin and Semtech Corporation	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 8, 2023

10.8		Retention Agreement, dated June 8, 2023, between Asaf Silberstein and Semtech Corporation	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2023

10.9	*	Semtech Corporation Executive Change in Control Retention Plan (As Amended and Restated June 11, 2024)	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 13, 2024

10.10	*	Form of Participation Agreement under the Semtech Corporation Executive Change in Control Retention Plan	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2019

10.11	*	Form of Long-Term Stock Incentive Plan Restricted Stock Unit Award Certificate	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2008

10.12	*	Semtech Corporation 2008 Long-Term Equity Incentive Plan	Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2008

10.13	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Option Award Certificate for Non-Employee Directors	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.14	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Stock Unit Award Certificate for Non-Employee Directors	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.15	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Employee Option Award Certificate	Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.16	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Option Award Agreement for Non-Employee Directors	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2011

10.17	*	Semtech Corporation 2013 Long-Term Equity Incentive Plan	Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 24, 2013

10.18	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Restricted Stock Unit Award Agreement for Ownership Grants	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016

10.19	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Stock Option Award Agreement for Employees in Switzerland	Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016

10.20	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Stock Option Award Certificate for Non-Employee Directors	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2016

10.21	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Non-Employee Director Stock Unit Award Certificate (Deferred)	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2016

10.22	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Stock Option Award Agreement for Employees	Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016

10.23	*	Policy Regarding Director Compensation, as Amended June 5, 2025	Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 27, 2025

10.24	*	Amended and Restated Semtech Corporation 2017 Long-Term Equity Incentive Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2025

10.25	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Restricted Stock Unit Award Certificate	Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2023

10.26	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Performance Unit Award Certificate–Financial Performance Measure	Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2023

10.27	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Option Award Certificate	Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.28	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Option Award Certificate - Switzerland Employees	Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.29	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Non-Employee Director Stock Unit Award Certificate (deferred, for awards prior to the 2025 annual meeting of stockholders)	Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.30	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Non-Employee Director Stock Unit Award Certificate (non-deferred, for awards prior to the 2025 annual meeting of stockholders)	Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.31	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Option Award Certificate (non-employee director)	Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.32	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Performance Unit Award Certificate - Relative TSR Performance	Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2023

10.33	*	The Executive Nonqualified Excess Plan of Semtech Corporation (Amended and Restated Effective as of March 1, 2019)	Exhibit 10.59 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2019

10.34	*	Restricted Stock Unit Award Agreement (Inducement Grant) for Mark Lin	Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on December 6, 2023

10.35	*	Performance Stock Unit Award Agreement (Inducement Grant – Relative TSR) for Mark Lin	Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on December 6, 2023

10.36	*	Performance Stock Unit Award Agreement (Inducement Grant – Financial Measure) for Mark Lin	Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on December 6, 2023

10.37		Form of Convertible Note Hedge Confirmation	Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 12, 2022

10.38		Form of Warrant Confirmation	Exhibit 99.3 to the Company’s Current Report filed on October 12, 2022

10.39		Form of Additional Convertible Note Hedge Confirmation	Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 21, 2022

10.40		Form of Additional Warrant Confirmation	Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 21, 2022

10.41		Cooperation Agreement, dated as of March 17, 2023, between Semtech Corporation and Lion Point Master, LP, Lion Point Capital, LP, Lion Point Capital GP, LLC, Lion Point Holdings GP, LLC and Didric Cederholm	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2023

10.42		Employment Agreement, dated June 6, 2024, between Hong Q. Hou and Semtech Corporation	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2024

10.43		Form of Restricted Stock Unit Award Certificate (Fiscal 2025)	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2024

10.44		Form of Restricted Stock Unit Award Certificate for Executives with Employment Agreements (Fiscal 2025)	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2024

10.45		Form of Performance Stock Unit Award Certificate (Fiscal 2025)	Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2024

10.46		Form of Performance Stock Unit Award Certificate for Executives with Employment Agreements (Fiscal 2025)	Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2024

10.47	*	Semtech Corporation Director Deferred Compensation Plan (Non-Employee)	Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the year ended January 26, 2025

10.48		Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Non-Employee Director Stock Unit Award Certificate (for awards at or after the 2025 annual meeting of stockholders)	Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended January 26, 2025

10.49	*	Amended Semtech Corporation Executive (non-CEO) Bonus Plan	Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended January 26, 2025

10.50	Separation and General Release Agreement between Semtech Corporation and Mark Russell	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 27, 2025

10.51	Form of Capped Call Confirmation	Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 10, 2025

19.1	Policy Regarding Confidential Information and Insider Trading for all Employees	Filed herewith

19.2	Stock Trading Guidelines for Semtech Stock for All Directors, Officers and Employees	Filed herewith

21.1	Subsidiaries of the Company	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP	Filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.	Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002 (As set forth in Exhibit 32 hereof, Exhibit 32 is being furnished and shall not be deemed "filed".)	Furnished herewith

97	Policy Regarding the Recoupment of Certain Compensation Payments	Exhibit 97 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2024

101
The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2026, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive (Loss) Income, (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Stockholders’ Equity (Deficit), (v) Consolidated Statements of Cash Flow and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2026, formatted in Inline XBRL (included as Exhibit 101).

*    Management contract or compensatory plan or arrangement.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Semtech Corporation

Date: March 23, 2026	/s/ Mark Lin
Mark Lin
Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 23, 2026	/s/ Hong Q. Hou
Hong Q. Hou
President and Chief Executive Officer
Director
(Principal Executive Officer)

Date: March 23, 2026	/s/ Mark Lin
Mark Lin
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: March 23, 2026	/s/ Ye Jane Li
Ye Jane Li
Chair of the Board

Date: March 23, 2026	/s/ Martin S.J. Burvill
Martin S.J. Burvill
Director

Date: March 23, 2026	/s/ Rodolpho Cardenuto
Rodolpho Cardenuto
Director

Date: March 23, 2026	/s/ Gregory M. Fischer
Gregory M. Fischer
Director

Date: March 23, 2026	/s/ Saar Gillai
Saar Gillai
Director

Date: March 23, 2026	/s/ Paula LuPriore
Paula LuPriore
Director

Date: March 23, 2026	/s/ Julie G. Ruehl
Julie G. Ruehl
Director

Date: March 23, 2026	/s/ Paul V. Walsh Jr.
Paul V. Walsh Jr.
Director