Form 10-Q
period 2026-04-26
SEMTECH CORP
filed 2026-05-27
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 26, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Number of shares of common stock, $0.01 par value per share, outstanding at May 22, 2026: 93,151,168

SEMTECH CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED APRIL 26, 2026

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
Special Note Regarding Forward-Looking and Cautionary Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as future financial performance, future operational performance, the anticipated impact of specific items on future earnings, and our plans, objectives and expectations. Statements containing words such as "may," "believe," "see," "anticipate," "expect," "intend," "plan," "project," "target," "objective," "estimate," "develop," "should," "could," "will," "designed to," "projections," or "outlook," or other similar expressions constitute forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results and events to differ materially from those projected. Potential factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: the volatility of the Company’s financial results or impact of the cyclical nature of the industry, including due to a growing concentration of demand in artificial intelligence-related semiconductors, during industry downturns or due to periodic economic uncertainty; the historical rapid decrease of the average selling prices of certain products; disruptions in U.S. or foreign government operations, funding or incentives; changes in export restrictions and laws affecting the Company’s trade and investments, including tariffs or retaliatory tariffs; interruption or loss of supplies or services from the limited number of suppliers and subcontractors the Company relies upon; suppliers’ manufacturing capacity constraints or other supply chain disruptions; failure to successfully develop and sell new products, meet new industry standards or requirements or anticipate changes in projected or end market users; failure to adequately protect intellectual property rights; failure to make the substantial investments in research and development that are required to remain competitive in the Company’s business or to properly anticipate competitive changes in the marketplace; the likelihood of products being found defective or risk of liability claims asserted against the Company; business interruptions, such as natural disasters, acts of violence and the outbreak of contagious diseases; adverse changes to general economic conditions in China; the loss of any one of the Company’s small number of customers or failure to collect a receivable from them; competition from new or established internet of things ("IoT"), cloud services and wireless service companies or from those with greater resources; the difficulties associated with integrating the Company’s and Sierra Wireless, Inc.’s businesses and operations successfully as well as difficulties executing other acquisitions or divestitures, including the potential divestiture of our cellular module business, discovery of additional material weaknesses in the Company’s internal control over financial reporting in the future or otherwise failing to achieve and maintain effective disclosure controls, procedures and internal control over financial reporting; changes in the Company’s effective tax rates, the adoption of new U.S. or foreign tax legislation or exposure to additional tax liabilities, or material differences between the Company’s forecasted annual effective tax rates and actual tax rates; the Company’s ability to comply with, or pursue business strategies due to, the Company’s level of indebtedness or the covenants under the agreements governing its indebtedness; and adverse developments affecting the financial services industry. Additionally, forward-looking statements should be considered in conjunction with the cautionary statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2026 filed with the Securities and Exchange Commission (the "SEC") on March 23, 2026, including, without limitation, information under the captions "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and those set forth under "Risk Factors" in Item 1A of the Company’s Annual Report on Form 10-K, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the SEC. In light of the significant risks and uncertainties inherent in the forward-looking information included herein that may cause actual performance and results to differ materially from those predicted, any such forward-looking information should not be regarded as representations or guarantees by the Company of future performance or results, or that its objectives or plans will be achieved, or that any of its operating expectations or financial forecasts will be realized. Reported results should not be considered an indication of future performance. Investors are cautioned not to place undue reliance on any forward-looking information contained herein, which reflect management’s analysis only as of the date hereof. These forward-looking statements speak only as of the date hereof. Except as required by law, the Company assumes no obligation to publicly release the results of any update or revision to any forward-looking statement that may be made to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated or future events, or otherwise.
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

PART I - FINANCIAL INFORMATION

ITEM 1.Financial Statements

SEMTECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	April 26, 2026	April 27, 2025
Net sales:
Products	$264,874	$223,776
Services	26,144	27,284
Total net sales	291,018	251,060
Cost of sales:
Products	123,908	105,411
Services	13,896	12,155
Amortization of acquired technology	1,750	2,205
Total cost of sales	139,554	119,771
Gross profit	151,464	131,289
Operating expenses, net:
Product development and engineering	57,569	47,529
Selling, general and administrative	66,599	46,447
Intangible amortization	328	147
Restructuring	1,177	1,199
Total operating expenses, net	125,673	95,322
Operating income	25,791	35,967
Interest expense	(1,856)	(6,582)
Interest income	888	369
Non-operating income (expense), net	231	(2,802)
Income before taxes and equity method income	25,054	26,952
Provision for income taxes	112	8,653
Net income before equity method income	24,942	18,299
Equity method income	1,621	1,046
Net income	$26,563	$19,345
Earnings per share:
Basic	$0.29	$0.22
Diluted	$0.27	$0.22
Weighted-average number of shares used in computing earnings per share:
Basic	92,905	86,441
Diluted	98,028	89,579
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	April 26, 2026	April 27, 2025
Net income	$26,563	$19,345
Other comprehensive income, net:
Unrealized loss on foreign currency cash flow hedges, net	(223)	—
Reclassifications of realized gain on foreign currency cash flow hedges, net, to net income	(52)	—
Unrealized loss on interest rate cash flow hedges, net	—	(90)
Reclassifications of realized gain on interest rate cash flow hedges, net, to net income	—	(108)
Reclassifications of realized gain on interest rate swaps termination and prior hedge effectiveness, net of tax, to net income	—	(156)
Cumulative translation adjustment	601	3,043
Change in defined benefit plans, net	(11)	(13)
Other comprehensive income, net	315	2,676
Comprehensive income	$26,878	$22,021
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	April 26, 2026	January 25, 2026
Assets
Current assets:
Cash and cash equivalents	$163,310	$195,179
Accounts receivable, less allowances of $8,088 and $7,976, respectively	174,789	160,552
Inventories	204,715	195,737
Prepaid taxes	22,368	15,422
Other current assets	83,519	88,230
Total current assets	648,701	655,120
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $346,610 and $340,331, respectively	106,719	109,345
Deferred tax assets	31,826	34,188
Goodwill	470,850	457,925
Other intangible assets, net	59,286	40,015
Other assets	121,561	113,744
TOTAL ASSETS	$1,438,943	$1,410,337
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$90,313	$84,134
Accrued liabilities	183,404	191,802
Total current liabilities	273,717	275,936
Non-current liabilities:
Deferred tax liabilities	—	101
Long-term debt	491,982	491,234
Other long-term liabilities	99,922	93,348

Commitments and contingencies (Note 11)

Stockholders' equity :
Common stock, $0.01 par value, 250,000,000 shares authorized, 104,264,193 issued and 93,129,478 outstanding and 104,264,193 issued and 92,668,555 outstanding, respectively	1,043	1,043
Treasury stock, at cost, 11,134,715 shares and 11,595,638 shares, respectively	(462,474)	(474,376)
Additional paid-in capital	1,451,613	1,466,789
Retained deficit	(409,499)	(436,062)
Accumulated other comprehensive loss, net	(7,361)	(7,676)
Total stockholders' equity	573,322	549,718
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,438,943	$1,410,337
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended April 26, 2026
	Common Stock					Accumulated Other Comprehensive Loss, Net
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Deficit		Stockholders' Equity
Balance at January 25, 2026	92,668,555	$1,043	$(474,376)	$1,466,789	$(436,062)	$(7,676)	$549,718
Net income	—	—	—	—	26,563	—	26,563
Other comprehensive income	—	—	—	—	—	315	315
Share-based compensation	—	—	—	22,523	—	—	22,523
Treasury stock reissued to settle share-based awards	460,923	—	11,902	(37,699)	—	—	(25,797)
Balance at April 26, 2026	93,129,478	$1,043	$(462,474)	$1,451,613	$(409,499)	$(7,361)	$573,322

	Three Months Ended April 27, 2025
	Common Stock					Accumulated Other Comprehensive Loss, Net
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Deficit		Stockholders' Equity
Balance at January 26, 2025	86,272,439	$990	$(520,511)	$1,469,712	$(395,686)	$(12,079)	$542,426
Net income	—	—	—	—	19,345	—	19,345
Other comprehensive income	—	—	—	—	—	2,676	2,676
Share-based compensation	—	—	—	13,237	—	—	13,237
Treasury stock reissued to settle share-based awards	350,567	—	14,202	(23,071)	—	—	(8,869)
Balance at April 27, 2025	86,623,006	$990	$(506,309)	$1,459,878	$(376,341)	$(9,403)	$568,815
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	April 26, 2026	April 27, 2025
Cash flows from operating activities:
Net income	$26,563	$19,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,161	10,190
Amortization of right-of-use assets	1,574	1,346
Accretion of deferred financing costs	1,090	1,254
Write-off of deferred financing costs	—	152
Interest rate swap termination	—	14
Deferred income taxes	1,844	2,411
Share-based compensation	26,446	6,835
Loss on disposition of business operations and assets	8	26
Equity method income	(1,621)	(1,046)
Gain from sale of investments	(100)	—
Corporate-owned life insurance, net	2,393	655
Changes in assets and liabilities:
Accounts receivable, net	(14,055)	(3,107)
Inventories	(7,180)	(6,627)
Other assets	(3,155)	2,281
Accounts payable	8,044	9,805
Accrued liabilities	(13,681)	(15,444)
Other liabilities	(1,148)	(266)
Net cash provided by operating activities	36,183	27,824
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	42	—
Purchase of property, plant and equipment	(8,172)	(1,650)
Proceeds from sale of investments	100	536
Purchase of intangibles	(5,274)	(529)
Acquisition, net of cash acquired	(29,188)	—
Premiums paid for corporate-owned life insurance	—	(3,428)
Net cash used in investing activities	(42,492)	(5,071)
Cash flows from financing activities:
Proceeds from revolving line of credit	50,000	—
Payments of revolving line of credit	(50,000)	—
Payments of term loans	—	(10,000)
Deferred financing costs	—	(492)
Payments for employee share-based compensation payroll taxes	(26,585)	(8,901)
Proceeds from exercise of stock options	787	32
Net cash used in financing activities	(25,798)	(19,361)
Effect of foreign exchange rate changes on cash and cash equivalents	238	1,339
Net (decrease) increase in cash and cash equivalents	(31,869)	4,731
Cash and cash equivalents at beginning of period	195,179	151,743
Cash and cash equivalents at end of period	$163,310	$156,474

SEMTECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)
(unaudited)

	Three Months Ended
	April 26, 2026	April 27, 2025
Supplemental disclosure of cash flow information:
Interest paid	$346	$3,526
Income taxes paid	$6,735	$1,335
Non-cash investing and financing activities:
Accounts payable related to capital expenditures	$97	$247
Accrued deferred financing costs	$—	$72
Accrued purchases of intangibles	$172	$5,130
Acquisition-related holdback amount	$3,400	$—
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Organization and Basis of Presentation
Nature of Business
Semtech Corporation (together with its consolidated subsidiaries, the "Company" or "Semtech") is a leading provider of high-performance semiconductors powering data center networking, Internet of Things ("IoT") connectivity and cellular infrastructure solutions. The end customers for the Company's silicon solutions are primarily original equipment manufacturers that produce and sell technology solutions. The Company's IoT module, router, gateway and managed connectivity solutions ship to IoT device makers, enterprises and solution providers to provide IoT connectivity to end devices.
The Company designs, develops, manufactures and markets a diverse portfolio of products for commercial applications, addressing the global infrastructure, high-end consumer and industrial end markets.
Basis of Presentation
The Company reports results on the basis of 52 and 53-week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in the fourth quarter of 53-week years. The first quarter of fiscal years 2027 and 2026 each consisted of 13 weeks. Fiscal year 2027 will consist of 53 weeks and will end on January 31, 2027.
Principles of Consolidation
The accompanying interim unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and on the same basis as the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 25, 2026 ("Annual Report"). The Company's interim unaudited condensed consolidated statements of operations are referred to herein as the "Statements of Operations," the Company's interim unaudited condensed consolidated balance sheets are referred to herein as the "Balance Sheets," and the Company's interim unaudited condensed consolidated statements of cash flows are referred to herein as the "Statements of Cash Flows." In the opinion of the Company, these interim unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the financial position and results of operations of the Company for the interim periods presented. All intercompany balances have been eliminated. Because the interim unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for a complete set of consolidated financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report. The results reported in these interim unaudited condensed consolidated financial statements should not be regarded as indicative of results that may be expected for any subsequent period or for the entire year.
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
Recently Adopted Accounting Standards
In July 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which allows public business entities a practical expedient. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for the Company for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. Entities that elect the practical expedient are required to apply the amendments prospectively. The Company adopted ASU 2025-05 on a prospective basis during the fiscal quarter ended April 26, 2026. While this ASU was adopted, the Company did not elect the practical expedient permitted under the ASU. Therefore, the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
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

Note 2: Earnings per Share
The computation of basic and diluted earnings per share was as follows:

	Three Months Ended
(in thousands, except per share data)	April 26, 2026	April 27, 2025
Net income	$26,563	$19,345

Weighted-average shares outstanding–basic	92,905	86,441
Dilutive effect of share-based compensation	2,479	1,430
Dilutive effect of 2027 Notes	1,538	276
Dilutive effect of 2028 Notes	—	1,432
Dilutive effect of Warrants	1,106	—
Weighted-average shares outstanding–diluted	98,028	89,579

Earnings per share:
Basic	$0.29	$0.22
Diluted	$0.27	$0.22

Anti-dilutive shares not included in the above calculations:
Share-based compensation	—	391
Warrants	—	8,573
Total anti-dilutive shares	—	8,964
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
Any dilutive effect of the 2027 Notes, 2028 Notes and 2030 Notes (as defined in Note 8, Long-Term Debt) is calculated using the if-converted method. For the three months ended April 26, 2026, the 2030 Notes were excluded from diluted shares outstanding because the conversion price exceeded the average market price of the Company's common stock for the reporting periods.
Any dilutive effect of the Warrants (as defined in Note 8, Long-Term Debt) is calculated using the treasury-stock method. For the three months ended April 27, 2025, the Warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of the Company's common stock for the reporting periods.

Note 3: Share-Based Compensation
Financial Statement Effects and Presentation
Pre-tax share-based compensation was included in the Statements of Operations as follows:

	Three Months Ended
(in thousands)	April 26, 2026	April 27, 2025
Cost of sales	$1,161	$705
Product development and engineering	6,428	3,745
Selling, general and administrative	18,857	2,385
Total share-based compensation	$26,446	$6,835
Restricted Stock Units, Employees
The Company grants restricted stock units to certain employees which are expected to be settled with shares of the Company's common stock. The restricted stock units that are to be settled with shares are accounted for as equity. The grant date for these awards is equal to the measurement date and they are valued as of the measurement date, based on the fair value of the Company's common stock at the grant date, and recognized as share-based compensation expense over the requisite vesting period (typically between 1 and 4 years). In the three months ended April 26, 2026, the Company granted to certain employees 333,952 restricted stock units that settle in shares with a weighted-average grant date fair value of $86.68.
Restricted Stock Units, Non-Employee Directors
The Company maintains a compensation program pursuant to which restricted stock units are granted to the Company's directors who are not employed by the Company or any of its subsidiaries. Under the Company's director compensation program in effect prior to the Company's 2025 annual meeting of stockholders, a portion of the restricted stock units granted under the program would be settled in cash and a portion would be settled in shares of the Company's common stock. Restricted stock units granted under the program in connection with and following the Company's 2025 annual meeting of stockholders will be settled in shares of the Company's common stock. Restricted stock units awarded under the program are generally scheduled to vest on the earlier of (i) one year after the grant date or (ii) the day immediately preceding the first annual meeting of the Company's stockholders following the grant. Restricted stock units awarded under the program that are to be settled in cash will, subject to vesting, be settled when the director who received the award separates from service. Restricted stock units awarded under the program that are to be settled in shares of stock will, subject to vesting, be settled promptly following vesting; provided that a director may elect to defer the settlement date to the director's separation from service pursuant to the Company's Director Deferred Compensation Plan. The Company did not grant any restricted stock unit awards to non-employee directors in the three months ended April 26, 2026.
The restricted stock units that are to be settled in cash are accounted for as liabilities. The value of both the unvested and vested but unsettled awards are re-measured at the end of each reporting period until settlement. As of April 26, 2026, the total number of vested, but unsettled, shares subject to cash-settled restricted stock unit awards was 133,457 and the liability associated with these awards was $15.0 million, of which $4.8 million was included in "Accrued liabilities" in the Balance Sheets relating to a previous non-employee director currently serving a short-term non-employee consultancy for the Company. The remaining $10.2 million was included in "Other long-term liabilities" in the Balance Sheets as of April 26, 2026. As of January 25, 2026, the total number of vested, but unsettled, shares subject to cash-settled restricted stock unit awards was 133,457 and the liability associated with these awards was $11.3 million, of which $3.8 million was included in "Accrued liabilities" in the Balance Sheets relating to a previous non-employee director serving a short-term non-employee consultancy for the Company. The remaining $7.5 million was included in "Other long-term liabilities" in the Balance Sheets as of January 25, 2026.
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
In the three months ended April 26, 2026, the Company granted 84,962 TSR Awards. The market condition is determined based upon the Company’s TSR benchmarked against the TSR of the Russell 3000 Index over one-, two- and three-year performance periods (one-third of the awards vesting each performance period). Generally, the award recipients must be employed for the entire performance period and be an active employee at the time of vesting of the awards. The grant-date fair value per unit of the TSR Awards granted in the three months ended April 26, 2026 for each one-, two- and three-year performance period was $132.99, $138.06 and $143.47, respectively. Under the terms of these awards, assuming the highest performance level of 200% with no cancellations due to forfeitures, the maximum potential number of shares that can be earned in aggregate for the cumulative fiscal years 2027, 2028 and 2029 performance periods would be 169,923 shares.
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
In the three months ended April 26, 2026, the Company granted 84,962 financial metric-based restricted stock units with a weighted-average grant date fair value of $87.58 that vest over one-, two- and three-year performance periods (one-third of the awards vesting each performance period). Generally, the award recipients must be employed for the entire performance period and be an active employee at the time of vesting of the awards. Under the terms of these awards, assuming the highest performance level of 200% with no cancellations due to forfeitures, the maximum potential number of shares that can be earned in aggregate for the cumulative fiscal years 2027, 2028 and 2029 performance periods would be 169,923 shares.

Note 4: Available-for-sale securities
The following table summarizes the values of the Company's available-for-sale securities:

	April 26, 2026			January 25, 2026
(in thousands)	Fair Value	Amortized Cost	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Loss
Convertible debt investments	$—	$4,519	$(4,519)	$—	$5,205	$(5,205)
Total available-for-sale securities	$—	$4,519	$(4,519)	$—	$5,205	$(5,205)
The Company's available-for-sale securities consist of investments in convertible debt instruments issued by privately-held companies and are recorded at fair value. The available-for-sale securities with maturities within one year are included in "Other current assets". Unrealized gains or losses, net of tax, are recorded in "Accumulated other comprehensive loss, net" in the Balance Sheets, and realized gains or losses, as well as current expected credit loss reserves were recorded in "Non-operating income (expense), net" in the Statements of Operations.

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

	April 26, 2026				January 25, 2026
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Foreign currency forward contracts	$138	$—	$138	$—	$474	$—	$474	$—
Total financial assets	$138	$—	$138	$—	$474	$—	$474	$—
During the three months ended April 26, 2026, the Company had no transfers of financial assets between Level 1, Level 2 or Level 3. As of April 26, 2026 and January 25, 2026, the Company had not elected the fair value option for any financial assets for which such an election would have been permitted.
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
Instruments Not Recorded at Fair Value
Some of the Company's financial instruments are not measured at fair value, but are recorded at amounts that approximate fair value due to their liquid or short-term nature. Such financial assets and financial liabilities include: cash and cash equivalents including money market deposits, net receivables, certain other assets, accounts payable, accrued expenses, accrued personnel costs, and other current liabilities. The Company's revolving loans are recorded at cost, which approximates fair value as the debt instruments bear interest at a floating rate. The 2027 Notes and 2030 Notes (as defined in Note 8, Long-Term Debt) are carried at face value less unamortized debt issuance costs, with interest expense reflecting the cash coupon plus the amortization of the capitalized issuance costs. The estimated fair values are determined based on the actual bid prices of the 2027 Notes and 2030 Notes as of the last business day of the period.
The following table displays the carrying values and fair values of the 2027 Notes and 2030 Notes:

		April 26, 2026		January 25, 2026
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
1.625% convertible senior notes due 2027, net (1)	Level 2	$99,370	$298,336	$99,176	$221,095
0% convertible senior notes due 2030, net (2)	Level 2	392,612	544,624	392,058	441,537
Total long-term debt, net of debt issuance costs		$491,982	$842,960	$491,234	$662,632
(1) The 1.625% convertible senior notes due 2027, net, are reflected net of $1.1 million and $1.3 million of unamortized debt issuance costs as of April 26, 2026 and January 25, 2026, respectively.
(2) The 0% convertible senior notes due 2030, net, are reflected net of $9.9 million and $10.4 million of unamortized debt issuance costs as of April 26, 2026 and January 25, 2026, respectively.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company reduces the carrying amounts of its intangible assets, long-lived assets and non-marketable equity securities to fair value when it determines they are impaired.

Investment Impairments and Credit Loss Reserves
The total credit loss reserve for the Company's held-to-maturity debt securities and available-for-sale debt securities was $3.8 million and $4.5 million as of April 26, 2026 and January 25, 2026, respectively. During the three months ended April 26, 2026, the Company decreased its expected credit loss reserves by $0.7 million due to the sale of one of its available-for-sale debt securities. Credit loss reserves related to the Company's available-for-sale debt securities are included in "Other current assets" in the Balance Sheets.

Note 6: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

(in thousands)	April 26, 2026	January 25, 2026
Raw materials and electronic components	$30,948	$31,924
Work in progress	128,753	119,319
Finished goods	45,014	44,494
Total inventories	$204,715	$195,737

Note 7: Goodwill and Intangible Assets
Goodwill
The following table summarizes goodwill by applicable operating segments:

	Balance as of April 26, 2026			Balance as of January 25, 2026
(in thousands)	Goodwill	Accumulated Impairment Losses	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value
Signal Integrity	$280,781	$—	$280,781	$267,205	$—	$267,205
Analog Mixed Signal and Wireless	91,068	—	91,068	91,068	—	91,068
IoT Systems and Connectivity	946,897	(847,896)	99,001	947,548	(847,896)	99,652
Total goodwill	$1,318,746	$(847,896)	$470,850	$1,305,821	$(847,896)	$457,925
The following table summarizes the change in goodwill by applicable operating segments:

(in thousands)	Signal Integrity	Analog Mixed Signal and Wireless	IoT Systems and Connectivity	Total
Balance at January 25, 2026	$267,205	$91,068	$99,652	$457,925
Addition from acquisition	13,576	—	—	13,576
Cumulative translation adjustment	—	—	(651)	(651)
Balance at April 26, 2026	$280,781	$91,068	$99,001	$470,850
During the first quarter of fiscal year 2027, the Company completed an immaterial acquisition, which resulted in the addition of $13.6 million in the carrying value of goodwill.
Goodwill is not amortized, but is tested for impairment at the reporting unit level using either a qualitative or quantitative assessment on an annual basis during the fourth quarter of each fiscal year, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. As of April 26, 2026, there was no indication of impairment of the Company's goodwill balances.
Purchased and Other Intangibles
The following table sets forth the Company's finite-lived intangible assets, which are amortized over their estimated useful lives:

		April 26, 2026
(in thousands, except estimated useful life)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Core technologies	1-8 years	$178,683	$(55,925)	$(91,792)	$30,966
Customer relationships	1-10 years	60,068	(15,757)	(34,777)	9,534
Trade name	2-10 years	9,000	(3,290)	(4,816)	894
Capitalized development costs	3-7 years	3,912	(1,164)	(1,777)	971
Software licenses	7-10 years	4,840	(447)	—	4,393
Total finite-lived intangible assets		$256,503	$(76,583)	$(133,162)	$46,758

		January 25, 2026
(in thousands, except estimated useful life)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Core technologies	1-8 years	$167,178	$(54,383)	$(91,792)	$21,003
Customer relationships	1-10 years	53,248	(15,265)	(34,777)	3,206
Trade name	2-10 years	9,000	(3,257)	(4,816)	927
Capitalized development costs	3-7 years	3,912	(1,023)	(1,777)	1,112
Software licenses	7-10 years	3,740	(312)	—	3,428
Total finite-lived intangible assets		$237,078	$(74,240)	$(133,162)	$29,676

Amortization expense of finite-lived intangible assets was as follows:

	Three Months Ended
(in thousands)	April 26, 2026	April 27, 2025
Core technologies	$1,750	$2,205
Customer relationships	295	113
Trade name	33	33
Capitalized development costs	141	127
Software licenses	135	10
Total amortization expense	$2,354	$2,488
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
Future amortization expense of finite-lived intangible assets is expected as follows:

(in thousands)	Core Technologies	Customer Relationships	Trade Name	Capitalized Development Costs	Software Licenses	Total
2027 (remaining nine months)	$5,601	$1,090	$100	$424	$406	$7,621
2028	6,230	1,261	133	287	541	8,452
2029	5,744	1,261	133	57	541	7,736
2030	3,040	1,261	133	57	541	5,032
2031	3,040	1,261	133	57	541	5,032
Thereafter	7,311	3,400	262	89	1,823	12,885
Total expected amortization expense	$30,966	$9,534	$894	$971	$4,393	$46,758
Also in "Other intangible assets, net" in the Balance Sheets, are finite-lived intangible assets to be amortized upon placement in service. The following table sets forth the Company's finite-lived intangible assets not yet placed in service:

(in thousands)	Capitalized Development Costs	Software Licenses	Total
Balance at January 25, 2026	$2,414	$7,925	$10,339
Additions	788	2,500	3,288
Placed in service	—	(1,100)	(1,100)
Balance at April 26, 2026	$3,202	$9,325	$12,527

Note 8: Long-Term Debt
Long-term debt and the current period interest rates were as follows:

(in thousands, except percentages)	April 26, 2026	January 25, 2026
1.625% convertible senior notes due 2027	$100,500	$100,500
0% convertible senior notes due 2030	402,500	402,500
Total debt	$503,000	$503,000
Debt issuance costs	(11,018)	(11,766)
Total long-term debt, net of debt issuance costs	$491,982	$491,234
Weighted-average effective interest rate (1)	0.55%	0.55%
(1) The revolving loans bear interest at variable rates based on Adjusted Term SOFR or a Base Rate (as defined in the Credit Agreement), at the Company’s option, plus an applicable margin that varies based on the Company's consolidated leverage ratio. As of April 26, 2026, the effective interest rate was a weighted-average rate that represented (a) interest on the remaining debt under the 2027 Notes outstanding at a fixed rate of 1.625%, and (b) interest on the 2030 Notes outstanding at a fixed rate of 0%. As of January 25, 2026, the effective interest rate was a weighted average-rate that represented (a) interest on the 2027 Notes outstanding at a fixed rate of 1.625%, and (b) interest on the 2030 Notes outstanding at a fixed rate of 0%.
Credit Agreement
On November 7, 2019, we, with certain of our domestic subsidiaries as guarantors, entered into a credit agreement with the lenders party thereto and HSBC Bank USA, National Association ("HSBC Bank"), as administrative agent, swing line lender and letter of credit issuer. On September 26, 2022 (the "Third Restatement Effective Date"), the Company entered into a third amendment and restatement agreement (as amended, restated, supplemented or otherwise modified from time to time, the "Credit Agreement") with the lenders party thereto, HSBC Bank, as resigning administrative agent, and JPMorgan Chase Bank, N.A. ("JPM"), as successor administrative agent, swing line lender and letter of credit issuer. Beginning in February 2023, the Company entered into a series of amendments to the Credit Agreement including, on April 24, 2025, a fourth amendment (the "Fourth Amendment") to the Credit Agreement, in order to, among other things, increase the total available borrowing capacity under the Revolving Credit Facility (as defined below) by $117.5 million increasing the total facility size to $455.0 million. Other than the foregoing, the material terms of the Credit Agreement remain unchanged. See Note 9, Long-Term Debt included in the Annual Report on Form 10-K for the fiscal year ended January 25, 2026 for more information regarding the amendments to the Credit Agreement.
After effectiveness of the Fourth Amendment, the borrowing capacity on the revolving credit facility under the Credit Agreement (the "Revolving Credit Facility") is $455.0 million, which is scheduled to mature on January 12, 2028 (subject to, in certain circumstances, an earlier springing maturity), and the term loans thereunder (the "Term Loans") were scheduled to mature on January 12, 2028 (subject to, in certain circumstances, an earlier springing maturity).
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
As of April 26, 2026, the Company had no amounts outstanding under the Term Loans and no revolving loans outstanding under the Revolving Credit Facility, which had available undrawn borrowing capacity of $451.6 million, subject to net leverage limitations and customary conditions precedent, including the accuracy of representations and warranties and the absence of defaults.
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
No amortization is required with respect to the revolving loans. The Credit Agreement contains customary representation and warranties, and affirmative and negative covenants, including limitations on the Company's ability to, among other things, incur indebtedness, create liens on assets, engage in certain fundamental corporate changes, make investments, repurchase stock, pay dividends or make similar distributions, engage in certain affiliate transactions, or enter into agreements that restrict the Company's ability to create liens, pay dividends or make loan repayments. In addition, the Company must comply with financial covenants which are as follows:
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
Compliance with the leverage and interest expense coverage financial covenants is measured quarterly based upon the Company's performance over the most recent four quarters, and compliance with the liquidity covenant is measured as of the last day of each monthly accounting period. As of April 26, 2026, the Company was in compliance with the financial covenants in the Credit Agreement.
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
Convertible Senior Notes Due 2027
On October 12, 2022 and October 21, 2022, the Company issued and sold $300.0 million and $19.5 million, respectively, in aggregate principal amount of 1.625% Convertible Senior Notes due 2027 (the "2027 Notes") in a private placement. The 2027 Notes were issued pursuant to an indenture, dated October 12, 2022, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (the "2027 Indenture"). The 2027 Notes are jointly and severally and fully and unconditionally guaranteed by each of the Company's current and future direct and indirect wholly-owned domestic subsidiaries that guarantee its borrowings under its Credit Agreement. The 2027 Notes bear interest at a rate of 1.625% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2023. The 2027 Notes will mature on November 1, 2027, unless earlier converted, redeemed or repurchased. As of April 26, 2026, $100.5 million of the 2027 Notes remained outstanding.
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
Prior to the close of business on the business day immediately preceding July 1, 2027, the 2027 Notes are convertible at the option of the holders thereof only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ended on January 29, 2023 (and only during such fiscal quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day (the "Market Price Condition"); (2) during the five business day period after any ten consecutive trading day period in which, for each trading day of that period, the Trading Price (as defined in the 2027 Indenture), as determined following a request by a holder of the 2027 Notes in accordance with the procedures described in the 2027 Indenture, per $1,000 principal amount of the 2027 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; (3) if the Company calls such 2027 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2027 Notes called (or deemed called as provided in the 2027 Indenture) for redemption; or (4) upon the occurrence of specified corporate events described in the 2027 Indenture. As of April 26, 2026, the Market Price Condition was satisfied, allowing holders of the 2027 Notes to convert their 2027 Notes beginning on April 27,

2026 through July 24, 2026 (the last trading day of the fiscal quarter ending July 26, 2026). Should the holders of the 2027 Notes elect to convert some or all of the outstanding 2027 Notes, the Company intends to draw on its Revolving Credit Facility to settle the obligation. On or after July 1, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2027 Notes, holders of the 2027 Notes may convert all or a portion of their 2027 Notes, regardless of the foregoing conditions. Upon conversion, the 2027 Notes will be settled in cash up to the aggregate principal amount of the 2027 Notes to be converted, and in cash, shares of the Company's common stock or any combination thereof, at the Company's option, in respect of the remainder, if any, of the Company's conversion obligation in excess of the aggregate principal amount of the 2027 Notes being converted.
The Company may redeem for cash all or any portion of the 2027 Notes (subject to the limitation described below), at the Company's option, before the 61st scheduled trading day immediately preceding the maturity date if the last reported sale price of the Company's common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides the related notice of sale price redemption, at a redemption price equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company redeems less than all the outstanding 2027 Notes, at least $75.0 million aggregate principal amount of the 2027 Notes must be outstanding and not subject to redemption as of the relevant redemption notice date. No sinking fund is provided for the 2027 Notes.
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
Convertible Senior Notes Due 2028
On October 26, 2023, the Company issued and sold $250.0 million in aggregate principal amount of 4.00% Convertible Senior Notes due 2028 (the "2028 Notes") in a private placement. The 2028 Notes were issued pursuant to an indenture, dated October 26, 2023, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (the "2028 Indenture"). The 2028 Notes were jointly and severally and fully and unconditionally guaranteed by each of the Company's current and future direct and indirect wholly-owned domestic subsidiaries that guaranteed its borrowings under its Credit Agreement. The 2028 Notes bore interest at a rate of 4.00% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2024. The 2028 Notes were scheduled to mature on November 1, 2028, unless earlier converted, redeemed or repurchased. As of April 26, 2026, as a result of certain exchange transactions, no amounts remain outstanding under the 2028 Notes.
Exchanges of 2028 Notes
In fiscal year 2025, in connection with the exchange transactions, the Company recognized $144.7 million of loss included in "Loss on extinguishment of debt" in the Statements of Operations and $5.5 million of loss resulting from the write-off of deferred financing costs included in "Interest expense" in the Statements of Operations.
In fiscal year 2026, in connection with the exchange transactions, the Company recognized an induced conversion expense of $3.6 million recorded in "Interest expense" on the Statements of Operations and an increase to "Additional paid-in capital" of $2.2 million on the Balance Sheets, which included $1.3 million from the write-off of deferred financing costs.
Convertible Senior Notes Due 2030
On October 10, 2025, the Company issued and sold $402.5 million in aggregate principal amount of 0% Convertible Senior Notes due 2030 (the "2030 Notes") in a private placement. The 2030 Notes were issued pursuant to an indenture, dated October 10, 2025, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (the "2030 Indenture"). The 2030 Notes are jointly and severally and fully and unconditionally guaranteed by each of the Company's current and future direct and indirect wholly-owned domestic subsidiaries that guarantee its borrowings under its Credit Agreement. The 2030 Notes do not bear any interest and will mature on October 15, 2030, unless earlier converted, redeemed or repurchased. As of April 26, 2026, $402.5 million of the 2030 Notes remain outstanding.
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
Prior to the close of business on the business day immediately preceding July 15, 2030, the 2030 Notes are convertible at the option of the holders thereof only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on January 25, 2026 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the 2030 Notes for each trading day of that period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate for the 2030 Notes on each such trading day; (3) if the Company calls such 2030 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date, but only with respect to the 2030 Notes called (or deemed called) for redemption; or (4) upon the occurrence of specified corporate events described in the 2030 Indenture. As of April 26, 2026, none of the conditions allowing holders of the 2030 Notes to convert had been met. On or after July 15, 2030, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2030 Notes, regardless of the foregoing circumstances. Upon conversion, the Company will settle conversions by paying cash up to the aggregate principal amount of the 2030 Notes being converted and paying or delivering, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2030 Notes being converted.
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
Interest Expense
Interest expense was comprised of the following components for the periods presented:

	Three Months Ended
(in thousands)	April 26, 2026	April 27, 2025
Contractual interest	$766	$5,440
Amortization of deferred financing costs	1,090	1,254
Write-off of deferred financing costs	—	152
Interest swap agreement	—	(108)
Interest rate swap termination	—	(156)
Total interest expense	$1,856	$6,582
As of April 26, 2026 and January 25, 2026, there was $3.4 million outstanding under the letters of credit under the Revolving Credit Facility.

Note 9: Income Taxes
The Company's effective tax rate differs from the statutory federal income tax rate of 21% primarily due to the regional mix of income, changes in valuation allowance, research and development ("R&D") tax credits, tax benefit of investment impairment losses and impact of global intangible low-taxed income ("GILTI"). The Tax Cuts and Jobs Act ("TCJA") requires R&D costs incurred for tax years beginning after December 31, 2021 to be capitalized and amortized ratably over five or fifteen years for tax purposes, depending on where the research activities are conducted. The Company has elected to treat GILTI as a period cost and the additional capitalization of foreign R&D costs within GILTI increases the Company's provision for income taxes. On July 4, 2025, the One Big Beautiful Bill Act ("OB3") was enacted into law in the U.S. The OB3 modifies certain elements of the TCJA, including permanently changing the limitation on the deduction of business interest expense, as well as making permanent the immediate deduction for domestic R&D expenses. The remaining provisions of the OB3 have multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. As the Company maintains a full valuation allowance on its U.S. deferred tax assets, the enactment of the legislation did not have a material impact on the Company's effective tax rate as of April 26, 2026. This legislation may be subject to further clarification and the issuance of interpretive guidance; however, the remaining provisions of the OB3 are not expected to have a material effect on the Company’s consolidated financial statements. The Company will continue to monitor the potential future impacts of the OB3, including provisions that become effective in subsequent periods, and will reflect any material changes in its financial statements when appropriate.
The Company evaluates its deferred tax assets ("DTAs") on a quarterly basis to determine whether a valuation allowance is required based on the weight of all available positive and negative evidence. As of April 26, 2026, the Company continues to maintain full valuation allowance on DTAs in the U.S. and France, as well as a partial valuation allowance on DTAs in Canada. As a result of the Company’s recent performance, there is a reasonable possibility that a portion of the Company’s valuation allowance will no longer be needed in future periods. A release of the valuation allowance will likely result in a material tax benefit recognized in the quarter of the release.
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (before the federal impact of state items) is as follows:

(in thousands)
Balance at January 25, 2026	$20,514
Additions based on tax positions related to the current fiscal year	1,159
Reductions for settlements with tax authorities or expiration of statutes	(422)
Balance at April 26, 2026	$21,251
Included in the balance of gross unrecognized tax benefits at April 26, 2026 and January 25, 2026 are $5.1 million and $4.6 million, respectively, of net tax benefits (after the federal impact of state items), that, if recognized, would impact the effective tax rate, prior to consideration of any required valuation allowance. The Company believes that it is reasonably possible that its balance of gross unrecognized tax benefits may decrease by approximately $2.1 million within the next twelve months due to statutes of limitations.
The liability for UTP is reflected in the Balance Sheets as follows:

(in thousands)	April 26, 2026	January 25, 2026
Deferred tax assets - non-current	$14,187	$13,943
Other long-term liabilities	5,115	4,625
Total accrued taxes	$19,302	$18,568
The Company's policy is to include net interest and penalties related to unrecognized tax benefits in the "Provision (benefit) for income taxes" in the Statements of Operations.
Tax years prior to 2021 (the Company's fiscal year 2022) are generally not subject to examination by the U.S. Internal Revenue Service ("IRS") except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. The Company's fiscal year 2023 federal income tax return is currently in the final stages of examination by the IRS, and the Company is not expecting any material adjustments at this time. For state returns in the U.S., the Company is generally not subject to income tax examinations for calendar years prior to 2020 (the Company's fiscal year 2021). The Company has a significant tax presence in Switzerland for which Swiss tax filings have been examined through fiscal year 2020. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates. The

Company believes that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If any issues addressed in the Company's tax examinations are resolved in a manner not consistent with the Company's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.
The Company's regional income or loss before taxes and equity method income or loss was as follows:

	Three Months Ended
(in thousands)	April 26, 2026	April 27, 2025
Domestic	$(6,272)	$11,851
Foreign	31,326	15,101
Total	$25,054	$26,952

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
The components of lease expense were as follows:

	Three Months Ended
(in thousands)	April 26, 2026	April 27, 2025
Operating lease cost	$2,038	$1,769
Short-term lease cost	48	17
Sublease income	(133)	(127)
Total lease cost	$1,953	$1,659
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
(in thousands)	April 26, 2026	April 27, 2025
Cash paid for amounts included in the measurement of lease liabilities	$2,055	$1,953
Right-of-use assets obtained in exchange for new operating lease liabilities	$505	$2,517

April 26, 2026
Weighted-average remaining lease term–operating leases (in years)	4.6
Weighted-average discount rate on remaining lease payments–operating leases	6.9%
Supplemental balance sheet information related to leases was as follows:

(in thousands)	April 26, 2026	January 25, 2026
Operating lease right-of-use assets in "Other assets"	$22,387	$23,455

Operating lease liabilities in "Accrued liabilities"	$6,076	$6,063
Operating lease liabilities in "Other long-term liabilities"	19,559	20,697
Total operating lease liabilities	$25,635	$26,760
Maturities of lease liabilities as of April 26, 2026 are as follows:

(in thousands)
Fiscal Year Ending:
2027 (remaining nine months)	$5,856
2028	7,218
2029	6,074
2030	4,036
2031	3,465
Thereafter	3,441
Total lease payments	30,090
Less: imputed interest	(4,455)
Total	$25,635

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
On February 20, 2025, February 25, 2025 and March 7, 2025, three Company stockholders filed separate, but substantively identical, putative class action complaints against the Company and certain of its current officers, Hong Q. Hou and Mark Lin, in the U.S. District Court for the Central District of California on behalf of persons and entities that purchased or otherwise acquired Company securities between August 27, 2024 and February 7, 2025. On June 9, 2025, the court entered an order consolidating the three actions (the "Securities Action"), appointing Luis Collazos as Lead Plaintiff, and Block & Leviton, LLP as Lead Counsel. On July 14, 2025, Lead Plaintiff filed a consolidated putative class action complaint (the "Consolidated Complaint") against the Company, Dr. Hou and Mr. Lin, on behalf of persons and entities that purchased or otherwise acquired Company securities between October 10, 2024 and February 7, 2025. The Consolidated Complaint asserts Exchange Act violations related to the Company’s disclosure surrounding its CopperEdgeTM products. Lead Plaintiff seeks compensatory damages and other relief. The Company, Dr. Hou and Mr. Lin filed a motion to dismiss the Consolidated Complaint on August 11, 2025, which the Court granted in part, and denied in part on October 8, 2025. By virtue of the ruling, Mr. Lin is no longer a defendant. On May 20, 2026, the Court granted Lead Plaintiff's motion for class certification for the period November 25, 2024 to February 7, 2025. At this stage, the Company is unable to form a conclusion as to the likelihood of an unfavorable outcome or an estimate of the amount or range of any possible loss resulting from the alleged claims.
On May 9, 2025 and August 12, 2025, other Company stockholders filed separate derivative actions in the U.S. District Court for the Central District of California against certain of the Company's directors and officers, which were subsequently consolidated ("Federal Derivative Action"). On June 6, 2025 and November 24, 2025, other Company stockholders filed separate derivative actions in the Superior Court of the State of California for the County of Ventura against certain of the Company's directors and officers, which were also subsequently consolidated ("Ventura County Derivative Action" and together with the complaints filed in federal court, the "Derivative Actions"). The Derivative Actions assert breach of fiduciary duty and other claims based on factual allegations similar to those raised in the Securities Action. The plaintiffs in the Derivative Actions seek damages payable to the Company and declaratory, injunctive and other relief. On March 13, 2026, the court in the Ventura County Derivative Action entered an order staying the case pending final resolution of the forthcoming motion to dismiss in the Federal Derivative Action. On May 1, 2026, defendants filed a motion to dismiss the Amended Complaint in the Federal Derivative Action.
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
The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based on the latest determinations by the RWQCB and the most recent actions taken pursuant to the remedial action plan, the Company estimates the total range of probable loss to be between $9.1 million and $9.4 million. To date, the Company has made $8.1 million in payments towards the remedial action plan. As of April 26, 2026, the estimated range of probable loss remaining was between $1.0 million and $1.3 million. Given the uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss. Therefore, the Company has recorded the minimum amount of probable loss and as of April 26, 2026, has a remaining accrual of $1.0 million related to this matter. These estimates could change as a result of changes in planned remedial actions, further actions from the regulatory agency, remediation technology, and other factors.
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
The Company's liability for the deferred compensation plan is presented below:

(in thousands)	April 26, 2026	January 25, 2026
Accrued liabilities	$3,419	$3,529
Other long-term liabilities	47,172	42,535
Total deferred compensation liabilities under this plan	$50,591	$46,064
The Company has purchased whole life insurance on the lives of certain current deferred compensation plan participants. This corporate-owned life insurance is held in a grantor trust and is intended to cover a majority of the Company's costs of the deferred compensation plan.
The cash surrender value of the corporate-owned life insurance was $48.9 million and $46.2 million as of April 26, 2026 and January 25, 2026, respectively, and is included in "Other assets" in the Balance Sheets.

Note 12: Restructuring
From time to time, the Company takes steps to realign the business to focus on high-growth areas, provide customer value and make the Company more efficient. As a result, the Company has re-aligned resources and infrastructure, which resulted in restructuring charges related to one-time employee termination benefits of $1.2 million in the three months ended April 26, 2026 and the three months ended April 27, 2025. Restructuring related liabilities are included in "Accrued liabilities" in the Balance Sheets and restructuring charges were included in "Restructuring" in the Statements of Operations.
Restructuring activity is summarized as follows:

(in thousands)	One-time employee termination benefits	Other restructuring	Total
Balance at January 25, 2026	$697	$—	$697
Charges	1,177	—	1,177
Cash payments	(1,649)	—	(1,649)
Balance at April 26, 2026	$225	$—	$225

Note 13: Concentration of Risk
The following significant customers accounted for at least 10% of the Company's net sales in one or more of the periods indicated:

	Three Months Ended
(percentage of net sales) (1)	April 26, 2026	April 27, 2025
Customer A	17%	*
Customer B	14%	12%
(1) In each period with an asterisk, the customer represented less than 10% of the Company's net sales.
The following table shows the customers that have an outstanding receivable balance that represents at least 10% of the Company's total net receivables as of one or more of the dates indicated:

(percentage of net receivables) (1)	April 26, 2026	January 25, 2026
Customer A	23%	13%
Customer B	*	12%
Customer C	*	12%
Customer D	*	10%
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
Net sales and gross profit by reportable segment were as follows:

	Three Months Ended April 26, 2026
(in thousands)	Signal Integrity	Analog Mixed Signal and Wireless	Total Semiconductor Products	IoT Systems and Connectivity	Unallocated(1)	Total
Net sales	$102,003	$100,755	$202,758	$88,260	$—	$291,018
Segment cost of sales	38,010	41,600	79,610	56,694	3,250	139,554
Segment gross profit	$63,993	$59,155	$123,148	$31,566	$(3,250)	$151,464

Segment gross margin	62.7%	58.7%	60.7%	35.8%	NM(2)
Gross margin						52.0%

	Three Months Ended April 27, 2025
(in thousands)	Signal Integrity	Analog Mixed Signal and Wireless	Total Semiconductor Products	IoT Systems and Connectivity	Unallocated(1)	Total
Net sales	$73,521	$90,623	$164,144	$86,916	$—	$251,060
Segment cost of sales	25,357	34,178	59,535	56,993	3,243	119,771
Segment gross profit	$48,164	$56,445	$104,609	$29,923	$(3,243)	$131,289

Segment gross margin	65.5%	62.3%	63.7%	34.4%	NM(2)
Gross margin						52.3%
(1) Unallocated includes share-based compensation and amortization of acquired technology
(2) Not meaningful
Geographic Information
Net sales activity by geographic region was as follows:

	Three Months Ended
(percentage of total net sales)	April 26, 2026	April 27, 2025
Asia-Pacific	72%	63%
North America	19%	22%
Europe	9%	15%
	100%	100%

The Company attributes sales to a country based on the ship-to address. The table below summarizes sales activity to geographies that represented greater than 10% of total sales for at least one of the periods presented:

	Three Months Ended
(percentage of total net sales)	April 26, 2026	April 27, 2025
China (including Hong Kong)	56%	44%
United States	14%	18%
Although a large percentage of the Company's products is shipped into the Asia-Pacific region, a significant number of products produced by these customers and incorporating the Company's semiconductor products are then sold outside this region.

Note 15: Stock Repurchase Program
The Company maintains a stock repurchase program that was initially approved by its board of directors (the "Board of Directors") in March 2008. The stock repurchase program does not have an expiration date and the Board of Directors has authorized expansion of the program over the years. On March 11, 2021, the Board of Directors approved the expansion of the stock repurchase program by an additional $350.0 million. There was no activity under the stock repurchase program during the three months ended April 26, 2026 and April 27, 2025. As of April 26, 2026, the remaining authorization under the program was $209.4 million. Under the program, the Company may repurchase its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. The Company's repurchases may be made through Rule 10b5-1 and/or Rule 10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. To the extent the Company repurchases any shares of its common stock under the program in the future, the Company expects to fund such repurchases from cash on hand and borrowings on its Revolving Credit Facility. The Company has no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.

Note 16: Derivatives and Hedging Activities
The Company is exposed to certain risks arising from both its business operations and economic conditions and principally manages its exposures to such risks through management of its core business activities. The Company, on a routine basis and in the normal course of business, experiences expenses denominated in foreign currencies, which include, but are not limited to, the Canadian Dollar ("CAD"), Swiss Franc ("CHF") and Great British Pound ("GBP"). Such expenses expose the Company to exchange rate fluctuations between these foreign currencies and the U.S. Dollar ("USD"). The Company occasionally uses derivative financial instruments, in the form of forward contracts, to mitigate a portion of the risk associated with adverse movements in these foreign currency exchange rates during a twelve-month window. Currency forward contracts involve fixing the exchange rate for delivery of a specified amount of foreign currency on a specified date. The Company's accounting treatment for these instruments is based on whether or not the instruments are designated as a hedging instrument. The Company applied hedge accounting to all foreign currency derivatives and designated these hedges as cash flow hedges.
The Company's foreign exchange contracts had the following outstanding balances:

	April 26, 2026				January 25, 2026
(in thousands, except number of instruments data)	Number of Instruments	Sell Notional Value	Buy Notional Value		Number of Instruments	Sell Notional Value	Buy Notional Value
Sell USD/Buy CAD Forward Contract	18	$22,471		$30,750	24	$32,270		$44,250
Sell USD/Buy CHF Forward Contract	18	6,682	Fr.	5,175	24	8,868	Fr.	6,900
Sell USD/Buy GBP Forward Contract	18	10,249		£7,575	24	13,666		£10,100
Total	54				72
These foreign currency forward contracts were designated as cash flow hedges and the unrealized gains or losses, net of tax, were recorded as a component of "Accumulated other comprehensive loss, net" ("AOCI") in the Balance Sheets. The effective portions of the cash flow hedges were recorded in AOCI until the hedged items were recognized in either "Product development and engineering expense" or "Selling, general and administrative expense" in the Statements of Operations once the foreign exchange contract matured, offsetting the underlying hedged expenses. Any ineffective portions of the cash flow hedges were recorded in "Non-operating income (expense), net" in the Statements of Operations. The Company presents its derivative assets and liabilities at their gross fair values in the Balance Sheets.
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
The interest rate swap agreements have been designated as cash flow hedges and unrealized gains or losses, net of income tax, are recorded as a component of AOCI in the Balance Sheets. As the various settlements are made on a monthly basis, the realized gain or loss on the settlements are recorded in "Interest expense" in the Statements of Operations. There were no interest rate swap agreements for the three months ended April 26, 2026. The interest rate swap agreements resulted in a realized gain of $0.1 million for the three months ended April 27, 2025.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following "Management’s Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with our interim unaudited condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this "Quarterly Report") and "Special Note Regarding Forward-Looking and Cautionary Statements" in this Quarterly Report as well as "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended January 25, 2026 filed with the Securities and Exchange Commission (the "SEC") on March 23, 2026.
Our interim unaudited condensed consolidated balance sheets are referred to herein as the "Balance Sheets" and interim unaudited condensed consolidated statements of operations are referred to herein as the "Statements of Operations." Amounts and percentages may not add precisely due to rounding.
Overview
Semtech Corporation (together with its consolidated subsidiaries, the "Company," "we," "our" or "us") is a leading provider of high-performance semiconductors powering data center networking, IoT connectivity and cellular infrastructure solutions and was incorporated in Delaware in 1960. We have three operating segments—Signal Integrity, Analog Mixed Signal and Wireless, and IoT Systems and Connectivity—that represent three separate reportable segments. See Part I, Item 1, Note 14, Segment Information, to our interim unaudited condensed consolidated financial statements for additional information on our reportable segments.
Signal Integrity. We design, develop, manufacture and market a portfolio of optical and copper data communications and video transport products used in a wide variety of infrastructure and industrial applications. Our comprehensive portfolio includes integrated circuits ("ICs") and photonic products for data centers, enterprise networks, passive optical networks ("PON"), and wireless base station optical transceivers. Our high-speed interfaces range from 100Mbps to 1.6Tbps and support key industry standards such as Fibre Channel, InfiniBand, Ethernet, PON and synchronous optical networks. Our video products offer advanced solutions for next-generation high-definition broadcast applications. Our photonic products include gain chips, semiconductor optical amplifiers, distributed feedback lasers for optical transceivers used across data center interconnects and intra-data center interconnects.
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

Our net sales by reportable segment were as follows:

	Three Months Ended
(in thousands)	April 26, 2026	April 27, 2025
Signal Integrity	$102,003	$73,521
Analog Mixed Signal and Wireless	100,755	90,623
IoT Systems and Connectivity	88,260	86,916
Total	$291,018	$251,060
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
Impact of Macroeconomic Conditions
As disclosed in Part I, Item 1A: Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended January 25, 2026, the Company’s business is subject to risks related to, among other factors, tariffs and other trade barriers put in the place by government authorities. The imposition of tariffs and other trade barriers by government authorities on imported goods, including raw materials and components essential to our manufacturing processes, could have significant adverse effects on our business, financial condition, and results of operations. Beginning in the first quarter of fiscal year 2026, the U.S. government imposed additional tariffs on goods imported into the U.S. from numerous countries ("U.S. Tariffs") and multiple countries and groups of countries imposed, or threatened to impose, reciprocal tariffs on imports from the U.S. and other retaliatory measures. In February 2026, the U.S. Supreme Court ruled that certain of those U.S. Tariffs imposed under the International Emergency Economic Powers Act were not authorized by statute, and the legal status, scope and implementation of certain U.S. Tariffs and related measures continue to evolve. Various modifications, suspensions and delays to the U.S. Tariffs have been announced and further changes are expected to be made in the future, which may include additional sector-based tariffs or other measures imposed under alternate legal authorities. The ultimate impact remains uncertain and will depend on several factors, including whether additional or incremental U.S. Tariffs or other measures are announced or imposed, the extent to which existing tariffs remain in effect, to what extent other countries implement tariffs or other retaliatory measures in response, and the overall magnitude and duration of these measures. The Company continues to monitor and analyze the impacts of these measures and actions that can be taken to moderate and/or minimize their effects.
In recent periods, macroeconomic factors such as market volatility, inflationary pressures, elevated interest rates, geopolitical tensions, recessionary concerns and changes in trade policy have caused uncertainty in end customer demand, which resulted in elevated channel inventories. We believe that we can continue to take appropriate actions to align our inventory levels with anticipated customer demand profiles.
Factors Affecting Our Performance
Most of our sales to customers are made on the basis of individual customer purchase orders and many customers include cancellation provisions in their purchase orders. We rely on orders received and shipped within the same quarter for a meaningful portion of our sales. Net sales made through independent distributors during the first quarters of fiscal years 2027 and 2026 were 80% and 71%, respectively, of net sales and the remainder were made directly to customers.
We are a global business with customers and suppliers around the world. A significant amount of our third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located outside the United States, including China, Israel, Japan, Taiwan and Vietnam. A significant amount of our assembly and test operations are conducted by third-party contractors located outside the United States, including China, Malaysia, Taiwan and Vietnam. Net sales outside the United States constituted 86% and 82% during the first quarters of fiscal years 2027 and 2026, respectively. Approximately 72% and 63% of our net sales during the first quarters of fiscal years 2027 and 2026, respectively, were to customers located in the Asia-Pacific region. We are subject to export restrictions and trade regulations, which have limited our ability to sell to certain customers in certain regions. In addition, changes in tariffs or the imposition of retaliatory tariffs may impact our net sales, gross profit, and gross margin if we are unable to pass higher costs on to our customers.
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
Results of Operations
Comparisons of the Three Months Ended April 26, 2026 and April 27, 2025
Net Sales
The following table summarizes our net sales by major end markets:

	Three Months Ended
	April 26, 2026	April 27, 2025
(in thousands, except percentages)	Net Sales	Net Sales	Change
Infrastructure	$98,775	$72,833	36%
High-End Consumer	38,353	35,414	8%
Industrial	153,890	142,813	8%
Total	$291,018	$251,060	16%
Net sales in the first quarter of fiscal year 2027 were $291.0 million, an increase of 15.9% compared to $251.1 million in the first quarter of fiscal year 2026, which was primarily driven by higher net sales from our infrastructure and industrial end markets due to stronger demand and increased sales volume. Net sales from our infrastructure end market increased $25.9 million in the first quarter of fiscal year 2027 compared to the first quarter of fiscal year 2026, primarily driven by an approximately $20.0 million increase in data center sales and approximately $5.1 million increase in telecommunications sales. Net sales from our industrial end market increased $11.1 million in the first quarter of fiscal year 2027 compared to the first quarter of fiscal year 2026, primarily driven by an approximately $5.6 million increase in LoRa-enabled sales in industrial applications, approximately $3.3 million increase in broadcast sales and approximately $2.6 million increase in IoT Hardware sales. Net sales from our high-end consumer end market increased $2.9 million in the first quarter of fiscal year 2027 compared to the first quarter of fiscal year 2026, primarily driven by an approximately $5.9 million increase in consumer TVS product sales, partially offset by an approximately $2.9 million decrease in proximity sensing product sales.
The following table summarizes our net sales by reportable segment:

	Three Months Ended
	April 26, 2026	April 27, 2025
(in thousands, except percentages)	Net Sales	Net Sales	Change
Signal Integrity	$102,003	$73,521	39%
Analog Mixed Signal and Wireless	100,755	90,623	11%
IoT Systems and Connectivity	88,260	86,916	2%
Total	$291,018	$251,060	16%
Net sales in the first quarter of fiscal year 2027, as compared to the first quarter of fiscal year 2026, benefited from stronger demand and increased sales volumes in all the reportable segments. Net sales from Signal Integrity increased $28.5 million in the first quarter of fiscal year 2027 compared to the first quarter of fiscal year 2026, primarily driven by an approximately $20.0 million increase in data center sales, approximately $5.1 million increase in telecommunications sales and approximately $3.3 million increase in broadcast sales. Net sales from Analog Mixed Signal and Wireless increased $10.1 million in the first quarter of fiscal year 2027 compared to the first quarter of fiscal year 2026, primarily driven by an approximately $6.6 million increase in total TVS product sales and approximately $5.7 million increase in LoRa-enabled product sales, partially offset by an approximately $2.9 million decrease in proximity sensing product sales. Net sales from IoT Systems and Connectivity increased $1.3 million in the first quarter of fiscal year 2027 compared to the first quarter of fiscal year 2026, primarily driven by an approximately $2.6 million increase in IoT Hardware sales, partially offset by an approximately $1.5 million decrease in managed connectivity sales.
Gross Profit
The following table summarizes our gross profit and gross margin by reportable segment:

	Three Months Ended
	April 26, 2026		April 27, 2025
(in thousands, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Signal Integrity	$63,993	62.7%	$48,164	65.5%
Analog Mixed Signal and Wireless	59,155	58.7%	56,445	62.3%
IoT Systems and Connectivity	31,566	35.8%	29,923	34.4%
Unallocated costs [1]	(3,250)		(3,243)
Total	$151,464	52.0%	$131,289	52.3%
[1] Unallocated costs includes share-based compensation and amortization of acquired technology
In the first quarter of fiscal year 2027, gross profit increased $20.2 million to $151.5 million from $131.3 million in the first quarter of fiscal year 2026. This increase was primarily driven by an approximately $15.8 million increase from Signal Integrity, which experienced higher sales led by data center sales due to stronger demand, an approximately $2.7 million increase from Analog Mixed Signal and Wireless, which experienced higher sales led by TVS product sales and LoRa-enabled product sales due to stronger demand, and an approximately $1.6 million increase from IoT Systems and Connectivity, primarily driven by higher IoT Hardware sales.
Our gross margin was 52.0% in the first quarter of fiscal year 2027, compared to 52.3% in the first quarter of fiscal year 2026. Gross margin for our Signal Integrity segment was 62.7% in the first quarter of fiscal year 2027, compared to 65.5% in the first quarter of fiscal year 2026, primarily due to unfavorable product mix and higher overhead. Gross margin for our Analog Mixed Signal and Wireless segment was 58.7% in the first quarter of fiscal year 2027, compared to 62.3% in the first quarter of fiscal year 2026, primarily due to inventory allowance. Gross margin for our IoT Systems and Connectivity segment was 35.8% in the first quarter of fiscal year 2027, compared to 34.4% in the first quarter of fiscal year 2026, primarily due to inventory allowance recoveries, partially offset by unfavorable product mix.
Operating Expenses, net
The following table summarizes our operating expenses, net:

	Three Months Ended		Change
(in thousands, except percentages)	April 26, 2026	April 27, 2025
Product development and engineering	$57,569	$47,529	21%
Selling, general and administrative	66,599	46,447	43%
Intangible amortization	328	147	123%
Restructuring	1,177	1,199	(2)%
Total operating expenses, net	$125,673	$95,322	32%
Product Development and Engineering Expenses
Product development and engineering expenses increased $10.0 million in the first quarter of fiscal year 2027 compared to the first quarter of fiscal year 2026 primarily as a result of an $8.8 million net increase in staffing-related costs from higher salaries and share-based compensation and a $1.4 million increase from new product introduction expenses, partially offset by a $1.3 million increase in tax credits.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $20.2 million in the first quarter of fiscal year 2027 compared to the first quarter of fiscal year 2026 primarily as a result of a $10.4 million increase from revaluation of the cash-settled awards caused by the impact of the higher closing stock price as of period-end, a $9.0 million net increase in staffing-related costs from higher supplemental compensation and share-based compensation, and a $1.7 million increase in transaction and integration expenses, partially offset by a $0.9 million decrease in depreciation.
Intangible Amortization
Intangible amortization was $0.3 million and $0.1 million for the first quarters of fiscal years 2027 and 2026, respectively. The amortization of acquired technology intangible assets is reflected in cost of sales.
Restructuring
Restructuring expenses were $1.2 million in the first quarters of fiscal year 2027 and 2026 from structural reorganization actions to reduce our workforce as a result of cost-saving measures and internal resource alignment.
Interest Expense
Interest expense, including amortization and a write-off of deferred financing costs, decreased by $4.7 million to $1.9 million for the first quarter of fiscal year 2027, compared to $6.6 million for the first quarter of fiscal year 2026, primarily due to interest savings as a result of the full repayment of the Term Loans (as defined below) from the fourth quarter of fiscal year 2025 through the third quarter of fiscal year 2026.
Provision for Income Taxes
We recorded income tax expense of $0.1 million in the first quarter of fiscal year 2027, compared to income tax expense of $8.7 million in the first quarter of fiscal year 2026. The change in our tax provision for the three months ended April 26, 2026, compared to the three months ended April 27, 2025 was primarily due to a regional mix of income, tax benefit of investment impairment losses and changes in valuation allowance. As a result of our recent performance, there is a reasonable possibility that a portion of our valuation allowance will no longer be needed in future periods. A release of the valuation allowance would likely result in a material tax benefit recognized in the quarter of the release.
The effective tax rates in the first quarters of fiscal years 2027 and 2026 differ from the statutory federal income tax rate of 21% primarily due to regional mix of income, changes in valuation allowance, impact of global intangible low-taxed income ("GILTI") and research and development ("R&D") credits. The Tax Cuts and Jobs Act ("TCJA") requires R&D costs incurred for tax years beginning after December 31, 2021 to be capitalized and amortized ratably over five or fifteen years for tax purposes, depending on where the research activities are conducted. We have elected to treat GILTI as a period cost and the additional capitalization of R&D costs within GILTI increases our provision for income taxes.
On July 4, 2025, the One Big Beautiful Bill Act ("OB3") was enacted into law in the U.S. The OB3 modifies certain elements of the TCJA, including permanently changing the limitation on the deduction of business interest expense, as well as making permanent the immediate deduction for domestic R&D expenses. The remaining provisions of the OB3 have multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. As the Company maintains a full valuation allowance on its U.S. deferred tax assets, the enactment of the legislation did not have a material impact on the Company's effective tax rate as of April 26, 2026. This legislation may be subject to further clarification and the issuance of interpretive guidance; however, the remaining provisions of the OB3 are not expected to have a material effect on our consolidated financial statements. We will continue to monitor the potential future impacts of the OB3, including provisions that become effective in subsequent periods, and will reflect any material changes in its financial statements when appropriate.
In December 2021, the Organization for Economic Cooperation and Development published a framework for a new global minimum tax of 15% ("Pillar Two") on income arising in low-tax jurisdictions, and certain governments in countries where the Company operates have enacted local Pillar Two legislation, with an effective date from January 1, 2024. Pillar Two did not have a material impact on our provision for income taxes for the fiscal quarter ending April 26, 2026.
As a global organization, we are subject to audit by taxing authorities in various jurisdictions. To the extent that an audit, or the closure of a statute of limitations, results in adjusting our reserves for uncertain tax positions, our effective tax rate could experience extreme volatility since any adjustment would be recorded as a discrete item in the period of adjustment.
For further information on the effective tax rate and the TCJA's and OB3's impacts, see Note 9, Income Taxes, to our interim unaudited condensed consolidated financial statements.
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
We believe that our cash on hand, expected cash generation from future operations and available borrowing capacity under the Revolving Credit Facility are sufficient to meet liquidity requirements for at least the next 12 months, including funds needed for our material cash requirements. As of April 26, 2026, we had $163.3 million in cash and cash equivalents and $451.6 million of available undrawn borrowing capacity on our Revolving Credit Facility, subject to net leverage limitations and customary conditions precedent, including the accuracy of representations and warranties and the absence of defaults. Over the longer-term, we expect to fund our business using cash flows from operating activities.
As of April 26, 2026 and January 25, 2026, there was $3.4 million outstanding under the letters of credit under the Revolving Credit Facility.
A meaningful portion of our capital resources, and the liquidity they represent, are held by our subsidiaries outside of the U.S. As of April 26, 2026, our foreign subsidiaries held $152.5 million of cash and cash equivalents, compared to $182.7 million at January 25, 2026. Our liquidity may be impacted by fluctuating exchange rates. For additional information on exchange rates, see Item 3–Quantitative and Qualitative Disclosures About Market Risk.
In connection with the enactment of the TCJA, all historic and current foreign earnings are taxed in the U.S. Depending on the jurisdiction, these foreign earnings are potentially subject to a withholding tax, if repatriated. As of April 26, 2026, our historical undistributed earnings prior to fiscal year 2023 of our foreign subsidiaries are intended to be permanently reinvested outside of the U.S. With the enactment of the TCJA, which amended the Internal Revenue Code of 1986, all post-1986 previously unremitted earnings for which no U.S. deferred tax liability had been accrued were subject to U.S. tax. As a result of the U.S. taxation of these amounts, we have determined that none of the foreign earnings from fiscal year 2023 onward will be permanently reinvested outside of the U.S. If we needed to remit all or a portion of our historical undistributed earnings to the U.S. for investment in our domestic operations, any such remittance could result in increased tax liabilities and a higher effective tax rate. Determination of the amount of the unrecognized potential deferred tax liability on these unremitted earnings is not practicable.
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
As of April 26, 2026, we had no amounts outstanding under the Term Loans and no revolving loans outstanding under the Revolving Credit Facility, which had available undrawn borrowing capacity of $451.6 million, subject to net leverage limitations and customary conditions precedent, including the accuracy of representations and warranties and the absence of defaults.
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
As of April 26, 2026, we were in compliance with the financial covenants in our Credit Agreement. The Credit Agreement also contains customary provisions pertaining to events of default. If any event of default occurs, the obligations under the Credit Agreement may be declared due and payable, terminated upon written notice to us and existing letters of credit may be required to be cash collateralized.
See Note 8, Long-Term Debt to our interim unaudited condensed consolidated financial statements for additional information regarding the terms of the Credit Agreement.
We had entered into interest rate swap agreements to hedge the variability of interest payments on debt outstanding under the Term Loans. As of April 26, 2026, there were no interest rate swap agreements outstanding. See Note 16, Derivatives and Hedging Activities, to our interim unaudited condensed consolidated financial statements for additional information.

Convertible Senior Notes Due 2027
On October 12, 2022 and October 21, 2022, we issued and sold $300.0 million and $19.5 million, respectively, in aggregate principal amount of the 2027 Notes in a private placement. The 2027 Notes were issued pursuant to an indenture dated October 12, 2022, by and among us, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. The 2027 Notes bear interest at a rate of 1.625% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2023. The 2027 Notes will mature on November 1, 2027, unless earlier converted, redeemed or repurchased. The 2027 Notes are not currently redeemable and, as of October 26, 2025, one of the conditions allowing holders of the 2027 Notes to convert had been met. The trading price of our common stock remained above 130% of the applicable conversion price for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, April 24, 2026 (the last trading day of the quarter ended April 26, 2026), resulting in the right of the holders of the 2027 Notes to convert their 2027 Notes beginning April 27, 2026 through July 24, 2026 (the last trading day of the quarter ending July 26, 2026). Should the holders of the 2027 Notes elect to convert some or all of the outstanding 2027 Notes, the Company intends to draw on its Revolving Credit Facility to settle the obligation. The 2027 Notes were initially issued pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act.
We used approximately $72.6 million of the net proceeds from the 2027 Notes to pay for the cost of the Convertible Note Hedges, after such cost was partially offset by approximately $42.9 million of proceeds to us from the sale of Warrants in connection with the issuance of the 2027 Notes, all as defined and described in Note 8, Long-Term Debt to our interim unaudited condensed consolidated financial statements. The Convertible Note Hedges and Warrants transactions are indexed to, and potentially settled in, our common stock and the net cost of $29.7 million has been recorded as a reduction to "Additional paid-in capital" on the Balance Sheets. We used the remaining net proceeds to fund a portion of the consideration in the Sierra Wireless Acquisition and to pay related fees and expenses. For additional information on the 2027 Notes, Convertible Note Hedges and the Warrants, see Note 8, Long-Term Debt to our interim unaudited condensed consolidated financial statements.
On October 7, 2025, we entered into the 2025 Exchange of 2027 Notes with certain holders of the 2027 Notes. Pursuant to the 2025 Exchange of 2027 Notes, on October 14, 2025, we used approximately $220.6 million of the net proceeds from the 2030 Notes (discussed below), together with the issuance of 3,036,192 shares of our common stock as consideration for the exchange of approximately $219.0 million aggregate principal amount of the 2027 Notes and accrued interest. We accounted for these exchange transactions as an induced conversion. In fiscal year 2026, in connection with the exchange transactions, we recognized an induced conversion expense of $17.6 million recorded in "Interest expense" on the Statements of Operations and an increase to "Additional paid-in capital" of $14.3 million on the Balance Sheets, which included $3.3 million from the write-off of deferred financing costs.
In connection with the 2025 Exchange of 2027 Notes, the Company also terminated the Convertible Note Hedges and the Warrants corresponding to the number of 2027 Notes exchanged. The Company received approximately $24.5 million in connection with the termination, which was recorded as an increase to additional paid-in capital on the Balance Sheets.
Convertible Senior Notes Due 2028
On October 26, 2023, we issued and sold $250.0 million in aggregate principal amount of 2028 Notes in a private placement. The 2028 Notes were issued pursuant to an indenture, dated October 26, 2023, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. The 2028 Notes bore interest at a rate of 4.00% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2024. The 2028 Notes were scheduled to mature on November 1, 2028, unless earlier converted, redeemed or repurchased. The 2028 Notes were offered and sold only to eligible purchasers who are both "qualified institutional buyers" within the meaning of Rule 144A under the Securities Act and "accredited investors" within the meaning of Rule 501(a) under the Securities Act, in reliance on Section 4(a)(2) under the Securities Act. As of April 26, 2026, as a result of certain exchange transactions, no amounts remain outstanding under the 2028 Notes.
In fiscal year 2025, in connection with the exchange transactions, the Company recognized $144.7 million of loss included in "Loss on extinguishment of debt" in the Statements of Operations and $5.5 million of loss resulting from the write-off of deferred financing costs included in "Interest expense" in the Statements of Operations.
In fiscal year 2026, in connection with the exchange transactions, we recognized an induced conversion expense of $3.6 million recorded in "Interest expense" on the Statements of Operations and an increase to "Additional paid-in capital" of $2.2 million on the Balance Sheets, which included $1.3 million from the write-off of deferred financing costs.
For additional information on the 2028 Notes, see Note 8, Long-Term Debt to our interim unaudited condensed consolidated financial statements.
Convertible Senior Notes Due 2030
On October 10, 2025, we issued and sold $402.5 million in aggregate principal amount of 2030 Notes in a private placement. The 2030 Notes were issued pursuant to an indenture, dated October 10, 2025, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. The 2030 Notes are jointly and severally and fully and unconditionally guaranteed by each of the Company's current and future direct and indirect wholly-owned domestic subsidiaries that guarantee its borrowings under its Credit Agreement. The 2030 Notes do not bear any interest and will mature on October 15, 2030, unless earlier converted, redeemed or repurchased. As of April 26, 2026, $402.5 million of the 2030 Notes remained outstanding.
For additional information on the 2030 Notes, see Note 8, Long-Term Debt to our interim unaudited condensed consolidated financial statements.
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
Portfolio Rationalization
We are continuing to conduct a portfolio rationalization review, which has included identifying non-core assets in an effort to align our portfolio with our strategic vision and preferred margin profile. As part of the portfolio rationalization review, we are reviewing potential strategic alternatives for certain of our non-core assets, including the potential divestiture of our cellular module business. No decision has been made regarding any strategic alternative or any particular asset and there is no assurance that the exploration of strategic alternatives will result in any transactions, nor any specified timeline.
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
We did not repurchase any shares of our common stock under the program in the first three months of fiscal year 2027 or in the first three months of fiscal year 2026. As of April 26, 2026, the remaining authorization under the program was $209.4 million. To the extent we repurchase any shares of our common stock under the program in the future, we expect to fund such repurchases from cash on hand and borrowings on our Revolving Credit Facility. We have no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.
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
Material Cash Requirements
Except as disclosed above, there have been no material changes to our cash requirements from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 25, 2026.

Cash Flows
In summary, our cash flows for each period were as follows:

	Three Months Ended
(in thousands)	April 26, 2026	April 27, 2025
Net cash provided by operating activities	$36,183	$27,824
Net cash used in investing activities	(42,492)	(5,071)
Net cash used in financing activities	(25,798)	(19,361)
Effect of foreign exchange rate changes on cash and cash equivalents	238	1,339
Net (decrease) increase in cash and cash equivalents	$(31,869)	$4,731
Operating Activities
Net cash provided by or used in operating activities is driven by net income or loss adjusted for non-cash items and fluctuations in operating assets and liabilities.
Operating cash flows for the first three months of fiscal year 2027 compared to the first three months of fiscal year 2026 were favorably impacted by a 15.9% increase in net sales, and lower interest payments on debt, and were unfavorably impacted by an increase in annual bonus payments and an incremental increase in inventory spend.
Investing Activities
Net cash provided by or used in investing activities is primarily driven by acquisitions, net of any cash received, capital expenditures, purchases and sales of investments, purchases of intangibles, and proceeds from or premiums paid for corporate-owned life insurance.
In the first three months of fiscal year 2027, we completed an immaterial acquisition for cash consideration of $29.2 million, net of cash acquired. No similar acquisitions were made in the first three months of fiscal year 2026.
Capital expenditures were $8.2 million for the first three months of fiscal year 2027 compared to $1.7 million for the first three months of fiscal year 2026.
Purchases of intangibles were $5.3 million for the first three months of fiscal year 2027, compared to $0.5 million for the first three months of fiscal year 2026, which included capitalized development costs and software licenses.
In the first three months of fiscal year 2026, we paid $3.4 million in premiums into our corporate-owned life insurance policy in order to provide substantive coverage for our deferred compensation liability. No such payments were made in the first three months of fiscal year 2027.
Financing Activities
Net cash provided by or used in financing activities is primarily attributable to proceeds from and payments of our Revolving Credit Facility, payments on our Term Loans, and payments related to employee share-based compensation payroll taxes.
In the first three months of fiscal year 2027, we collected proceeds of $50.0 million from and made prepayments of $50.0 million on our Revolving Credit Facility, as discussed above. No such proceeds were collected and no such prepayments were made in the first three months of fiscal year 2026.
In the first three months of fiscal year 2026, we made prepayments of $10.0 million on our Term Loans. No such prepayments were made in the first three months of fiscal year 2027 as the Term Loan balance was fully repaid in fiscal year 2026.
In the first three months of fiscal year 2027, we paid $26.6 million for employee share-based compensation payroll taxes and received $0.8 million in proceeds from the exercise of stock options. In the first three months of fiscal year 2026, we paid $8.9 million for employee share-based compensation payroll taxes.
Critical Accounting Estimates
Our critical accounting policies and estimates are disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 25, 2026. There have been no significant changes to our policies during the three months ended April 26, 2026.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 1, Organization and Basis of Presentation to our interim unaudited condensed consolidated financial statements.

ITEM 3.Quantitative and Qualitative Disclosures About Market Risk
We are subject to a variety of market risks, including commodity risk and the risks related to foreign currency, interest rates and market performance that are discussed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 25, 2026. Many of the factors that can have an impact on our market risk are external to us, and so we are unable to fully predict them.
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
Foreign Currency Risk
Our foreign operations expose us to the risk of fluctuations in foreign currency exchange rates against our functional currencies and we may economically hedge this risk with foreign currency contracts (such as currency forward contracts). Gains or losses on these balances are generally offset by corresponding losses or gains on the related hedging instruments. As of April 26, 2026, our largest foreign currency exposures were from the Australian Dollar, Canadian Dollar, Euro, Great British Pound, Swiss Franc and Mexican Peso.
We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign exchange rates of 10% for all currencies could be experienced in the near-term. These reasonably possible adverse changes were applied to our total monetary assets and liabilities denominated in currencies other than our functional currency as of the end of our first quarter of fiscal year 2027. The adverse impact these changes would have had (after taking into account balance sheet hedges only) on our income before taxes is $1.4 million for the quarter ended April 26, 2026.
Interest rate and credit risk
While we had no revolving loans outstanding under the Revolving Credit Facility as of April 26, 2026, future borrowing under our Credit Agreement is subject to variable interest rates.
Interest rates also affect our return on excess cash and investments. As of April 26, 2026, we had $163.3 million of cash and cash equivalents. A majority of our cash and cash equivalents generate interest income based on prevailing interest rates. Interest income, net of reserves, generated by our investments and cash and cash equivalents was not material in the first quarter of fiscal year 2027. A significant change in interest rates would impact the amount of interest income generated from our cash and investments. It would also impact the market value of our investments.
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
ITEM 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of April 26, 2026.
Changes in Internal Controls
As of April 26, 2026, there were no changes to our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.Risk Factors
Please carefully consider and evaluate all of the information in this Quarterly Report and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 25, 2026. If any of these risks actually occur, our business could be materially harmed. If our business is harmed, the trading price of our common stock could decline.
The risk factors associated with our business have not materially changed as compared to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 25, 2026.
ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchase of Equity Securities
None.
ITEM 3.Defaults Upon Senior Securities
None.
ITEM 4.Mine Safety Disclosures
Not applicable.
ITEM 5.Other Information
Insider Trading Arrangements
Securities Trading Arrangements of Directors and Executive Officers
The following table sets forth certain information regarding any "Rule 10b5-1 trading arrangements" (a "trading plan") or "non-Rule 10b5-1 trading arrangements," each as defined in Item 408 of Regulation S-K, adopted or terminated by the Company's directors and executive officers during the fiscal quarter ended April 26, 2026. All of these trading plans were adopted during the Company's quarterly open trading window in accordance with the Company's Stock Trading Guidelines for Semtech Stock for All Directors, Officers and Employees.

		Date of Action	Trading Arrangements
Name and Title	Action		Rule 10b5-1(a)	Non-Rule 10b5-1(b)	Total Shares to be Purchased or Sold (c)	Duration (d)
Gregory Fischer	Adopt	3/30/2026	X		1,500	June 30, 2026 through June 30, 2027
Director
Jason Green	Adopt	4/6/2026	X		12,070	July 7, 2026 through July 6, 2027
EVP and Chief Commercial Officer
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

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended April 26, 2026, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income and Loss, (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flow and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended April 26, 2026, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMTECH CORPORATION
Registrant

Date:	May 27, 2026	/s/ Mark Lin
Mark Lin
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)