Form 10-Q
period 2026-07-26
SEMTECH CORP
filed 2026-08-26
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 26, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Number of shares of common stock, $0.01 par value per share, outstanding at August 21, 2026: 93,325,626

SEMTECH CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JULY 26, 2026

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
Special Note Regarding Forward-Looking and Cautionary Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as future financial performance, future operational performance, the anticipated impact of specific items on future earnings, and our plans, objectives and expectations. Statements containing words such as "may," "believe," "see," "anticipate," "expect," "intend," "plan," "project," "target," "objective," "estimate," "develop," "should," "could," "will," "designed to," "projections," or "outlook," or other similar expressions constitute forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results and events to differ materially from those projected. Potential factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: the volatility of the Company’s financial results or impact of the cyclical nature of the industry, including due to a growing concentration of demand in artificial intelligence-related semiconductors, during industry downturns or due to periodic economic uncertainty; the historical rapid decrease of the average selling prices of certain products; disruptions in U.S. or foreign government operations, funding or incentives; changes in export restrictions and laws affecting the Company’s trade and investments, including tariffs or retaliatory tariffs; interruption or loss of supplies or services from the limited number of suppliers and subcontractors the Company relies upon; suppliers’ manufacturing capacity constraints or other supply chain disruptions; failure to successfully develop and sell new products, meet new industry standards or requirements or anticipate changes in projected or end market users; failure to adequately protect intellectual property rights; failure to make the substantial investments in research and development that are required to remain competitive in the Company’s business or to properly anticipate competitive changes in the marketplace; the likelihood of products being found defective or risk of liability claims asserted against the Company; business interruptions, such as natural disasters, acts of violence and the outbreak of contagious diseases; adverse changes to general economic conditions in China; the loss of any one of the Company’s small number of customers or failure to collect a receivable from them; competition from new or established internet of things ("IoT"), cloud services and wireless service companies or from those with greater resources; the difficulties associated with integrating the Company’s and Sierra Wireless, Inc.’s businesses and operations successfully as well as difficulties executing other acquisitions or divestitures, including the pending divestiture of our cellular module business and attendant risks, discovery of additional material weaknesses in the Company’s internal control over financial reporting in the future or otherwise failing to achieve and maintain effective disclosure controls, procedures and internal control over financial reporting; changes in the Company’s effective tax rates, the adoption of new U.S. or foreign tax legislation or exposure to additional tax liabilities, or material differences between the Company’s forecasted annual effective tax rates and actual tax rates; the Company’s ability to comply with, or pursue business strategies due to, the Company’s level of indebtedness or the covenants under the agreements governing its indebtedness; and adverse developments affecting the financial services industry. Additionally, forward-looking statements should be considered in conjunction with the cautionary statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2026 filed with the Securities and Exchange Commission (the "SEC") on March 23, 2026, including, without limitation, information under the captions "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and those set forth under "Risk Factors" in Item 1A of the Company’s Annual Report on Form 10-K, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the SEC. In light of the significant risks and uncertainties inherent in the forward-looking information included herein that may cause actual performance and results to differ materially from those predicted, any such forward-looking information should not be regarded as representations or guarantees by the Company of future performance or results, or that its objectives or plans will be achieved, or that any of its operating expectations or financial forecasts will be realized. Reported results should not be considered an indication of future performance. Investors are cautioned not to place undue reliance on any forward-looking information contained herein, which reflect management’s analysis only as of the date hereof. These forward-looking statements speak only as of the date hereof. Except as required by law, the Company assumes no obligation to publicly release the results of any update or revision to any forward-looking statement that may be made to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated or future events, or otherwise.
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

PART I - FINANCIAL INFORMATION

ITEM 1.Financial Statements

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 26, 2026	July 27, 2025	July 26, 2026	July 27, 2025
Net sales	$341,871	$257,589	$632,889	$508,649
Cost of sales	158,107	123,484	297,661	243,255
Gross profit	183,764	134,105	335,228	265,394
Operating expenses, net:
Product development and engineering	60,577	48,198	118,146	95,727
Selling, general and administrative	67,331	58,469	133,930	104,916
Intangible amortization	396	148	724	295
Restructuring	(312)	1,491	865	2,690
Goodwill impairment	—	41,991	—	41,991
Total operating expenses, net	127,992	150,297	253,665	245,619
Operating income (loss)	55,772	(16,192)	81,563	19,775
Interest expense	(1,958)	(5,235)	(3,814)	(11,817)
Interest income	915	529	1,803	898
Non-operating (expense) income, net	(65)	(1,311)	166	(4,113)
Income (loss) before taxes and equity method income (loss)	54,664	(22,209)	79,718	4,743
(Benefit) provision for income taxes	(101,361)	4,793	(101,249)	13,446
Net income (loss) before equity method income (loss)	156,025	(27,002)	180,967	(8,703)
Equity method income (loss)	4,096	(62)	5,717	984
Net income (loss)	$160,121	$(27,064)	$186,684	$(7,719)
Earnings (loss) per share:
Basic	$1.72	$(0.31)	$2.01	$(0.09)
Diluted	$1.59	$(0.31)	$1.88	$(0.09)
Weighted-average number of shares used in computing earnings (loss) per share:
Basic	93,278	86,707	93,092	86,574
Diluted	100,841	86,707	99,439	86,574
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	July 26, 2026	July 27, 2025	July 26, 2026	July 27, 2025
Net income (loss)	$160,121	$(27,064)	$186,684	$(7,719)
Other comprehensive income, net:
Unrealized loss on foreign currency cash flow hedges, net	(572)	—	(795)	—
Reclassifications of realized gain on foreign currency cash flow hedges, net, to net income	(132)	—	(184)	—
Unrealized gain on interest rate cash flow hedges, net	—	595	—	505
Reclassifications of realized gain on interest rate cash flow hedges, net, to net income	—	(403)	—	(511)
Reclassifications of realized gain on interest rate swaps termination and prior hedge effectiveness, net of tax, to net income	—	(850)	—	(1,006)
Cumulative translation adjustment	(753)	901	(152)	3,944
Change in defined benefit plans, net	(11)	(13)	(22)	(26)
Other comprehensive (loss) income, net	(1,468)	230	(1,153)	2,906
Comprehensive income (loss)	$158,653	$(26,834)	$185,531	$(4,813)
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	July 26, 2026	January 25, 2026
Assets
Current assets:
Cash and cash equivalents	$204,051	$195,179
Accounts receivable, less allowances of $8,328 and $7,976, respectively	169,882	160,552
Inventories	170,795	195,737
Prepaid taxes	21,376	15,422
Assets held for sale	132,235	—
Other current assets	44,502	88,230
Total current assets	742,841	655,120
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $342,356 and $340,331, respectively	105,213	109,345
Deferred tax assets	139,605	34,188
Goodwill	478,210	457,925
Other intangible assets, net	44,633	40,015
Other assets	136,539	113,744
TOTAL ASSETS	$1,647,041	$1,410,337
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$68,166	$84,134
Accrued liabilities	155,178	191,802
Current portion of long-term debt	143,362	—
Liabilities held for sale	70,693	—
Total current liabilities	437,399	275,936
Non-current liabilities:
Deferred tax liabilities	—	101
Long-term debt	349,368	491,234
Other long-term liabilities	111,402	93,348

Commitments and contingencies (Note 12)

Stockholders' equity :
Common stock, $0.01 par value, 250,000,000 shares authorized, 104,264,193 issued and 93,324,892 outstanding and 104,264,193 issued and 92,668,555 outstanding, respectively	1,043	1,043
Treasury stock, at cost, 10,939,301 shares and 11,595,638 shares, respectively	(457,360)	(474,376)
Additional paid-in capital	1,463,396	1,466,789
Retained deficit	(249,378)	(436,062)
Accumulated other comprehensive loss, net	(8,829)	(7,676)
Total stockholders' equity	748,872	549,718
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,647,041	$1,410,337
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended July 26, 2026
	Common Stock					Accumulated Other Comprehensive Loss, Net
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Deficit		Stockholders' Equity
Balance at April 26, 2026	93,129,478	$1,043	$(462,474)	$1,451,613	$(409,499)	$(7,361)	$573,322
Net income	—	—	—	—	160,121	—	160,121
Other comprehensive loss	—	—	—	—	—	(1,468)	(1,468)
Share-based compensation	—	—	—	27,179	—	—	27,179
Treasury stock reissued to settle share-based awards	195,414	—	5,114	(15,396)	—	—	(10,282)
Balance at July 26, 2026	93,324,892	$1,043	$(457,360)	$1,463,396	$(249,378)	$(8,829)	$748,872

	Six Months Ended July 26, 2026
	Common Stock					Accumulated Other Comprehensive Loss, Net
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Deficit		Stockholders’ Equity
Balance at January 25, 2026	92,668,555	$1,043	$(474,376)	$1,466,789	$(436,062)	$(7,676)	$549,718
Net income	—	—	—	—	186,684	—	186,684
Other comprehensive loss	—	—	—	—	—	(1,153)	(1,153)
Share-based compensation	—	—	—	49,702	—	—	49,702
Treasury stock reissued to settle share-based awards	656,337	—	17,016	(53,095)	—	—	(36,079)
Balance at July 26, 2026	93,324,892	$1,043	$(457,360)	$1,463,396	$(249,378)	$(8,829)	$748,872
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands, except share data)
(unaudited)

	Three Months Ended July 27, 2025
	Common Stock					Accumulated Other Comprehensive Loss, Net
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Deficit		Stockholders' Equity
Balance at April 27, 2025	86,623,006	$990	$(506,309)	$1,459,878	$(376,341)	$(9,403)	$568,815
Net loss	—	—	—	—	(27,064)	—	(27,064)
Other comprehensive income	—	—	—	—	—	230	230
Share-based compensation	—	—	—	13,731	—	—	13,731
Treasury stock reissued to settle share-based awards	148,540	—	5,178	(7,998)	—	—	(2,820)
Balance at July 27, 2025	86,771,546	$990	$(501,131)	$1,465,611	$(403,405)	$(9,173)	$552,892

	Six Months Ended July 27, 2025
	Common Stock					Accumulated Other Comprehensive Loss, Net
	Number of Shares Outstanding	Amount	Treasury Stock, at Cost	Additional Paid-in Capital	Retained Deficit		Stockholders’ Equity
Balance at January 26, 2025	86,272,439	$990	$(520,511)	$1,469,712	$(395,686)	$(12,079)	$542,426
Net loss	—	—	—	—	(7,719)	—	(7,719)
Other comprehensive income	—	—	—	—	—	2,906	2,906
Share-based compensation	—	—	—	26,968	—	—	26,968
Treasury stock reissued to settle share-based awards	499,107	—	19,380	(31,069)	—	—	(11,689)
Balance at July 27, 2025	86,771,546	$990	$(501,131)	$1,465,611	$(403,405)	$(9,173)	$552,892
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	July 26, 2026	July 27, 2025
Cash flows from operating activities:
Net income (loss)	$186,684	$(7,719)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,915	20,504
Amortization of right-of-use assets	3,168	2,702
Goodwill impairment	—	41,991
Accretion of deferred financing costs	2,144	2,525
Write-off of deferred financing costs	193	516
Interest rate swap termination	—	(729)
Deferred income taxes	(107,002)	4,848
Share-based compensation	50,292	24,132
Loss on disposition of business operations and assets	5	42
Equity method income	(5,717)	(984)
Gain from sale of investments	(100)	—
Corporate-owned life insurance, net	4,068	1,389
Changes in assets and liabilities:
Accounts receivable, net	(35,021)	9,218
Inventories	(5,997)	(19,628)
Other assets	(17,447)	(2,770)
Accounts payable	13,245	11,225
Accrued liabilities	1,232	(11,440)
Other liabilities	(3,591)	(3,603)
Net cash provided by operating activities	105,071	72,219
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	46	3
Purchase of property, plant and equipment	(15,663)	(4,534)
Proceeds from sale of investments	100	536
Purchase of intangibles	(5,986)	(2,779)
Acquisitions, net of cash acquired	(36,306)	—
Premiums paid for corporate-owned life insurance	—	(3,428)
Net cash used in investing activities	(57,809)	(10,202)
Cash flows from financing activities:
Proceeds from revolving line of credit	50,000	—
Payments of revolving line of credit	(50,000)	—
Payments of term loans	—	(35,000)
Proceeds from interest rate swap termination	—	237
Deferred financing costs	(2,287)	(564)
Payments for employee share-based compensation payroll taxes	(37,213)	(12,191)
Proceeds from exercise of stock options	1,133	500
Net cash used in financing activities	(38,367)	(47,018)
Effect of foreign exchange rate changes on cash and cash equivalents	(23)	1,818
Net increase in cash and cash equivalents	8,872	16,817
Cash and cash equivalents at beginning of period	195,179	151,743
Cash and cash equivalents at end of period	$204,051	$168,560

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)
(unaudited)

	Six Months Ended
	July 26, 2026	July 27, 2025
Supplemental disclosure of cash flow information:
Interest paid	$1,535	$10,035
Income taxes paid	$6,735	$3,996
Non-cash investing and financing activities:
Accounts payable related to capital expenditures	$468	$507
Accrued deferred financing costs	$455	$—
Accrued purchases of intangibles	$111	$3,652
Acquisition related holdback liability	$4,000	$—
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Organization and Basis of Presentation
Nature of Business
Semtech Corporation (together with its consolidated subsidiaries, the "Company" or "Semtech") is a leading provider of high-performance semiconductors powering AI data center networking and intelligent, connected Internet of Things ("IoT") devices worldwide. The end customers for the Company's silicon solutions are primarily original equipment manufacturers that produce and sell technology solutions. The Company's IoT module, router, gateway and managed connectivity solutions ship to IoT device makers, enterprises and solution providers to provide IoT connectivity to end devices.
The Company designs, develops, manufactures and markets a diverse portfolio of products for commercial applications, addressing the global infrastructure, high-end consumer and industrial end markets.
Basis of Presentation
The Company reports results on the basis of 52 and 53-week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in the fourth quarter of 53-week years. The second quarter of fiscal years 2027 and 2026 each consisted of 13 weeks. Fiscal year 2027 will consist of 53 weeks and will end on January 31, 2027.
Certain reclassifications within the Statements of Operations (as defined and described below) have been made to prior period amounts to conform to current period presentation, with no impact to the Company's gross profit, operating income, net income or earnings per share for any historical periods and no impact to the Balance Sheets or Statements of Cash Flows (as defined and further detailed below).
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
Held for Sale
As of July 26, 2026, the Company classified certain assets and liabilities as held for sale in the Balance Sheets. See Note 2, Business Held for Sale, and Note 18, Subsequent Event, for additional information.

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

Note 2: Business Held for Sale
The Company determined that its cellular module business (the "Disposal Group"), which is part of the Company's IoT Systems and Connectivity operating segment, met the held for sale criteria as of July 26, 2026 and, as a result, related assets for this business were classified as "Assets held for sale" and related liabilities for this business were classified as "Liabilities held for sale" in the Balance Sheets as of July 26, 2026. The estimated fair value of the Disposal Group less estimated costs to sell exceeded its carrying amount as of July 26, 2026. As the sale of the Disposal Group is not considered a strategic shift that will have a major effect on the Company’s operations or financial results, it was not reported as discontinued operations.
The following table summarizes the Company's assets and liabilities held for sale by major class:

July 26, 2026
(in thousands)
Assets:
Accounts Receivable	$25,882
Inventories	32,692
Other current assets	54,090
Property, plant and equipment, net	5,336
Other intangible assets, net	12,718
Other assets	1,517
Total assets held for sale	$132,235

Liabilities:
Accounts payable	$27,748
Accrued liabilities	41,910
Other long-term liabilities	1,035
Total liabilities held for sale	$70,693
On August 13, 2026, the Company entered into a definitive agreement for the divestiture of the Disposal Group. The transaction remains subject to the satisfaction or waiver of customary closing conditions, including but not limited to receipt of certain regulatory approvals, and is expected to be completed within twelve months. See Note 18, Subsequent Event, for additional information.

Note 3: Earnings (Loss) per Share
The computation of basic and diluted earnings (loss) per share was as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	July 26, 2026	July 27, 2025	July 26, 2026	July 27, 2025
Net income (loss)	$160,121	$(27,064)	$186,684	$(7,719)

Weighted-average shares outstanding–basic	93,278	86,707	93,092	86,574
Dilutive effect of share-based compensation	2,714	—	2,596	—
Dilutive effect of 2027 Notes	1,987	—	1,815	—
Dilutive effect of 2030 Notes	1,140	—	450	—
Dilutive effect of Warrants	1,722	—	1,486	—
Weighted-average shares outstanding–diluted	100,841	86,707	99,439	86,574

Earnings (loss) per share:
Basic	$1.72	$(0.31)	$2.01	$(0.09)
Diluted	$1.59	$(0.31)	$1.88	$(0.09)

Anti-dilutive shares not included in the above calculations:
Share-based compensation	11	1,777	5	1,667
Warrants	—	8,573	—	8,573
Total anti-dilutive shares	11	10,350	5	10,240
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
Any dilutive effect of the 2027 Notes, 2028 Notes and 2030 Notes (as defined in Note 9, Long-Term Debt) is calculated using the if-converted method. For the three and six months ended July 27, 2025, the 2027 Notes and 2028 Notes were excluded from diluted shares outstanding due to net loss in such reporting periods.
Any dilutive effect of the Warrants (as defined in Note 9, Long-Term Debt) is calculated using the treasury stock method. For the three and six months ended July 27, 2025, the Warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of the Company's common stock for the reporting periods and due to net loss in such reporting periods.

Note 4: Share-Based Compensation
Financial Statement Effects and Presentation
Pre-tax share-based compensation was included in the Statements of Operations as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 26, 2026	July 27, 2025	July 26, 2026	July 27, 2025
Cost of sales	$727	$603	$1,888	$1,308
Product development and engineering	4,458	3,424	10,886	7,169
Selling, general and administrative	18,661	13,270	37,518	15,655
Total share-based compensation	$23,846	$17,297	$50,292	$24,132
Restricted Stock Units, Employees
The Company grants restricted stock units to certain employees which are expected to be settled with shares of the Company's common stock. The restricted stock units that are to be settled with shares are accounted for as equity. The grant date for these awards is equal to the measurement date and they are valued as of the measurement date, based on the fair value of the Company's common stock at the grant date, and recognized as share-based compensation expense over the requisite vesting period (typically between 1 and 4 years). In the six months ended July 26, 2026, the Company granted to certain employees 356,309 restricted stock units that settle in shares with a weighted-average grant date fair value of $90.13.
Restricted Stock Units, Non-Employee Directors
The Company maintains a compensation program pursuant to which restricted stock units are granted to the Company's directors who are not employed by the Company or any of its subsidiaries. Under the Company's director compensation program in effect prior to the Company's 2025 annual meeting of stockholders, a portion of the restricted stock units granted under the program would be settled in cash and a portion would be settled in shares of the Company's common stock. Restricted stock units granted under the program in connection with and following the Company's 2025 annual meeting of stockholders will be settled in shares of the Company's common stock. Restricted stock units awarded under the program are generally scheduled to vest on the earlier of (i) one year after the grant date or (ii) the day immediately preceding the first annual meeting of the Company's stockholders following the grant. Restricted stock units awarded under the program that are to be settled in cash will, subject to vesting, be settled when the director who received the award separates from service. Restricted stock units awarded under the program that are to be settled in shares of stock will, subject to vesting, be settled promptly following vesting; provided that a director may elect to defer the settlement date to the director's separation from service pursuant to the Company's Director Deferred Compensation Plan. In the six months ended July 26, 2026, the Company granted to certain non-employee directors 9,440 restricted stock units that settle in shares with a weighted-average grant date fair value of $169.35.
The restricted stock units that are to be settled in cash are accounted for as liabilities. The value of both the unvested and vested but unsettled awards is re-measured at the end of each reporting period until settlement. As of July 26, 2026, the total number of vested, but unsettled, shares subject to cash-settled restricted stock unit awards was 92,973 and the liability associated with these awards was $11.7 million, which was included in "Other long-term liabilities" in the Balance Sheets as of July 26, 2026. As of January 25, 2026, the total number of vested, but unsettled, shares subject to cash-settled restricted stock unit awards was 133,457 and the liability associated with these awards was $11.3 million, of which $3.8 million was included in "Accrued liabilities" in the Balance Sheets relating to a previous non-employee director serving a short-term non-employee consultancy for the Company. The remaining $7.5 million was included in "Other long-term liabilities" in the Balance Sheets as of January 25, 2026. In the six months ended July 26, 2026, with the approval of the Company’s Board of Directors, the Company delivered 44,018 shares of the Company’s common stock in payment of 44,018 restricted stock units held by a former Company director that had originally provided for settlement in cash and had been accounted for as liabilities.
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
In the six months ended July 26, 2026, the Company granted 84,962 TSR Awards. The market condition is determined based upon the Company’s TSR benchmarked against the TSR of the Russell 3000 Index over one-, two- and three-year performance periods (one-third of the awards vesting each performance period). Generally, the award recipients must be employed for the entire performance period and be an active employee at the time of vesting of the awards. The grant-date fair value per unit of the TSR Awards granted in the six months ended July 26, 2026 for each one-, two- and three-year performance period was

$132.99, $138.06 and $143.47, respectively. Under the terms of these awards, assuming the highest performance level of 200% with no cancellations due to forfeitures, the maximum potential number of shares that can be earned in aggregate for the cumulative fiscal years 2027, 2028 and 2029 performance periods would be 169,923 shares.
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
In the six months ended July 26, 2026, the Company granted 84,962 financial metric-based restricted stock units with a weighted-average grant date fair value of $87.58 that vest over one-, two- and three-year performance periods (one-third of the awards vesting each performance period). Generally, the award recipients must be employed for the entire performance period and be an active employee at the time of vesting of the awards. Under the terms of these awards, assuming the highest performance level of 200% with no cancellations due to forfeitures, the maximum potential number of shares that can be earned in aggregate for the cumulative fiscal years 2027, 2028 and 2029 performance periods would be 169,923 shares.

Note 5: Available-for-sale securities
The following table summarizes the values of the Company's available-for-sale securities:

	July 26, 2026			January 25, 2026
(in thousands)	Fair Value	Amortized Cost	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Loss
Convertible debt investments	$—	$4,519	$(4,519)	$—	$5,205	$(5,205)
Total available-for-sale securities	$—	$4,519	$(4,519)	$—	$5,205	$(5,205)
The Company's available-for-sale securities consist of investments in convertible debt instruments issued by privately-held companies and are recorded at fair value. The available-for-sale securities with maturities within one year are included in "Other current assets". Unrealized gains or losses, net of tax, are recorded in "Accumulated other comprehensive loss, net" in the Balance Sheets, and realized gains or losses, as well as current expected credit loss reserves were recorded in "Non-operating (expense) income, net" in the Statements of Operations.

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

	July 26, 2026				January 25, 2026
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Foreign currency forward contracts	$—	$—	$—	$—	$474	$—	$474	$—
Total financial assets	$—	$—	$—	$—	$474	$—	$474	$—

Financial liabilities:
Foreign currency forward contracts	723	—	723	—	—	—	—	—
Total financial liabilities	$723	$—	$723	$—	$—	$—	$—	$—
During the six months ended July 26, 2026, the Company had no transfers of financial assets between Level 1, Level 2 or Level 3. As of July 26, 2026 and January 25, 2026, the Company had not elected the fair value option for any financial assets for which such an election would have been permitted.
The foreign currency forward contracts are measured at fair value using readily available foreign currency forward and interest rate curves (Level 2 inputs). The fair value of each contract is determined by comparing the contract rate to the forward rate and discounting to the present value. Contracts in a gain position are recorded in "Other current assets" in the Balance Sheets and contracts in a loss position are recorded in "Accrued liabilities" in the Balance Sheets.
See Note 17, Derivatives and Hedging Activities, for further discussion of the Company's derivative instruments.
Instruments Not Recorded at Fair Value
Some of the Company's financial instruments are not measured at fair value, but are recorded at amounts that approximate fair value due to their liquid or short-term nature. Such financial assets and financial liabilities include: cash and cash equivalents including money market deposits, net receivables, certain other assets, accounts payable, accrued expenses, accrued personnel costs, and other current liabilities. The Company's revolving loans are recorded at cost, which approximates fair value as the debt instruments bear interest at a floating rate. The 2027 Notes and 2030 Notes (as defined in Note 9, Long-Term Debt) are carried at face value less unamortized debt issuance costs, with interest expense reflecting the cash coupon plus the amortization of the capitalized issuance costs. The estimated fair values are determined based on the actual bid prices of the 2027 Notes and 2030 Notes as of the last business day of the period.
The following table displays the carrying values and fair values of the 2027 Notes and 2030 Notes:

		July 26, 2026		January 25, 2026
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
1.625% convertible senior notes due 2027, net (1)	Level 2	$99,563	$338,340	$99,176	$221,095
0% convertible senior notes due 2030, net (2)	Level 2	393,167	614,945	392,058	441,537
Total long-term debt, net of debt issuance costs		$492,730	$953,285	$491,234	$662,632
(1) The 1.625% convertible senior notes due 2027, net, are reflected net of $0.9 million and $1.3 million of unamortized debt issuance costs as of July 26, 2026 and January 25, 2026, respectively.
(2) The 0% convertible senior notes due 2030, net, are reflected net of $9.3 million and $10.4 million of unamortized debt issuance costs as of July 26, 2026 and January 25, 2026, respectively.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company reduces the carrying amounts of its intangible assets, long-lived assets and non-marketable equity securities to fair value when it determines they are impaired.
Investment Impairments and Credit Loss Reserves
The total credit loss reserve for the Company's held-to-maturity debt securities and available-for-sale debt securities was $3.8 million and $4.5 million as of July 26, 2026 and January 25, 2026, respectively. During the six months ended July 26, 2026, the Company decreased its expected credit loss reserves by $0.7 million due to the sale of one of its available-for-sale debt securities. Credit loss reserves related to the Company's available-for-sale debt securities are included in "Other current assets" in the Balance Sheets.

Note 7: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

(in thousands)	July 26, 2026	January 25, 2026
Raw materials and electronic components	$3,686	$31,924
Work in progress	125,452	119,319
Finished goods	41,657	44,494
Total inventories	$170,795	$195,737
As of July 26, 2026, "Inventories" in the Balance Sheets excluded amounts classified as held for sale. See Note 2, Business Held for Sale, for additional information.

Note 8: Goodwill and Intangible Assets
Goodwill
The following table summarizes goodwill by applicable operating segments:

	Balance as of July 26, 2026			Balance as of January 25, 2026
(in thousands)	Goodwill	Accumulated Impairment Losses	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value
Signal Integrity	$288,253	$—	$288,253	$267,205	$—	$267,205
Analog Mixed Signal and Wireless	91,068	—	91,068	91,068	—	91,068
IoT Systems and Connectivity	946,785	(847,896)	98,889	947,548	(847,896)	99,652
Total goodwill	$1,326,106	$(847,896)	$478,210	$1,305,821	$(847,896)	$457,925
The following table summarizes the change in goodwill by applicable operating segments:

(in thousands)	Signal Integrity	Analog Mixed Signal and Wireless	IoT Systems and Connectivity	Total
Balance at January 25, 2026	$267,205	$91,068	$99,652	$457,925
Addition from acquisitions	21,048	—	—	21,048
Cumulative translation adjustment	—	—	(763)	(763)
Balance at July 26, 2026	$288,253	$91,068	$98,889	$478,210
During the first six months of fiscal year 2027, the Company completed certain immaterial acquisitions, which resulted in the addition of $21.0 million in the carrying value of goodwill.
Goodwill is not amortized, but is tested for impairment at the reporting unit level using either a qualitative or quantitative assessment on an annual basis during the fourth quarter of each fiscal year, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. As of July 26, 2026, there was no indication of impairment of the Company's goodwill balances.
Purchased and Other Intangibles
The following table sets forth the Company's finite-lived intangible assets, which are amortized over their estimated useful lives:

		July 26, 2026
(in thousands, except estimated useful life)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Core technologies	1-8 years	$143,792	$(50,644)	$(64,310)	$28,838
Customer relationships	1-10 years	29,847	(12,792)	(9,305)	7,750
Trade name	2-10 years	9,000	(3,323)	(4,816)	861
Capitalized development costs	3-7 years	3,912	(1,305)	(1,777)	830
Total finite-lived intangible assets		$186,551	$(68,064)	$(80,208)	$38,279

		January 25, 2026
(in thousands, except estimated useful life)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Core technologies	1-8 years	$167,178	$(54,383)	$(91,792)	$21,003
Customer relationships	1-10 years	53,248	(15,265)	(34,777)	3,206
Trade name	2-10 years	9,000	(3,257)	(4,816)	927
Capitalized development costs	3-7 years	3,912	(1,023)	(1,777)	1,112
Software licenses	7-10 years	3,740	(312)	—	3,428
Total finite-lived intangible assets		$237,078	$(74,240)	$(133,162)	$29,676

Amortization expense of finite-lived intangible assets was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 26, 2026	July 27, 2025	July 26, 2026	July 27, 2025
Core technologies	$1,864	$2,214	$3,614	$4,419
Customer relationships	363	115	658	229
Trade name	33	33	66	66
Capitalized development costs	142	198	283	325
Software licenses	135	96	270	106
Total amortization expense	$2,537	$2,656	$4,891	$5,145
Amortization expense of finite-lived intangible assets related to core technologies was recorded in "Cost of sales" in the Statements of Operations, and amortization expense of finite-lived intangible assets related to customer relationships and trade name was recorded in "Intangible amortization" within "Total operating expenses, net" in the Statements of Operations. Amortization expense of finite-lived intangible assets related to software licenses was recorded in "Cost of sales" in the Statements of Operations and amortization expense of finite-lived intangible assets related to capitalized development costs was recorded in "Product development and engineering" in the Statements of Operations.
Future amortization expense of finite-lived intangible assets is expected as follows:

(in thousands)	Core Technologies	Customer Relationships	Trade Name	Capitalized Development Costs	Total
2027 (remaining six months)	$3,585	$612	$66	$282	$4,545
2028	6,117	1,042	133	287	7,579
2029	5,744	1,042	133	57	6,976
2030	3,040	1,042	133	57	4,272
2031	3,040	1,042	133	57	4,272
Thereafter	7,312	2,970	263	90	10,635
Total expected amortization expense	$28,838	$7,750	$861	$830	$38,279
Also in "Other intangible assets, net" in the Balance Sheets, are finite-lived intangible assets to be amortized upon placement in service. The following table sets forth the Company's finite-lived intangible assets not yet placed in service:

(in thousands)	Capitalized Development Costs	Software Licenses	Total
Balance at January 25, 2026	$2,414	$7,925	$10,339
Additions	1,440	2,500	3,940
Placed in service	—	(1,100)	(1,100)
Reclassifications to assets held for sale	—	(6,825)	(6,825)
Balance at July 26, 2026	$3,854	$2,500	$6,354
As of July 26, 2026, "Other intangible assets, net" in the Balance Sheets excluded amounts classified as held for sale. See Note 2, Business Held for Sale, for additional information.

Note 9: Long-Term Debt
Long-term debt and the current period interest rates were as follows:

(in thousands, except percentages)	July 26, 2026	January 25, 2026
1.625% convertible senior notes due 2027	$100,500	$100,500
0% convertible senior notes due 2030	402,500	402,500
Total debt	$503,000	$503,000
Current portion, net	(143,362)	—
Debt issuance costs	(10,270)	(11,766)
Total long-term debt, net of debt issuance costs	$349,368	$491,234
Weighted-average effective interest rate (1)	0.47%	0.55%
(1) The revolving loans bear interest at variable rates based on Adjusted Term SOFR or a Base Rate (as defined in the 2026 Credit Agreement), at the Company’s option, plus an applicable margin that varies based on the Company's consolidated leverage ratio. As of July 26, 2026 and January 25, 2026, the effective interest rate was a weighted-average rate that represented (a) interest on the remaining debt under the 2027 Notes outstanding at a fixed rate of 1.625%, and (b) interest on the 2030 Notes outstanding at a fixed rate of 0%.
2019 Credit Agreement
On November 7, 2019, the Company, with certain of its domestic subsidiaries as guarantors, entered into a credit agreement with the lenders party thereto and HSBC Bank USA, National Association ("HSBC Bank"), as administrative agent, swing line lender and letter of credit issuer. On September 26, 2022 (the "Third Restatement Effective Date"), the Company entered into a third amendment and restatement agreement (as amended, restated, supplemented or otherwise modified from time to time, the "2019 Credit Agreement") with the lenders party thereto, HSBC Bank, as resigning administrative agent, and JPMorgan Chase Bank, N.A. ("JPM"), as successor administrative agent, swing line lender and letter of credit issuer. Beginning in February 2023, the Company entered into a series of amendments to the 2019 Credit Agreement including, on April 24, 2025, a fourth amendment (the "Fourth Amendment") to the 2019 Credit Agreement, in order to, among other things, increase the total available borrowing capacity under the 2019 Revolving Credit Facility (as defined below) by $117.5 million increasing the total facility size to $455.0 million. Other than the foregoing, the material terms of the 2019 Credit Agreement remained unchanged. See Note 9, Long-Term Debt, included in the Annual Report on Form 10-K for the fiscal year ended January 25, 2026 for more information regarding the amendments to the 2019 Credit Agreement.
After effectiveness of the Fourth Amendment, the borrowing capacity on the revolving credit facility under the 2019 Credit Agreement (the "2019 Revolving Credit Facility") was $455.0 million, which was scheduled to mature on January 12, 2028 (subject to, in certain circumstances, an earlier springing maturity), and the term loans thereunder (the "Term Loans") were scheduled to mature on January 12, 2028 (subject to, in certain circumstances, an earlier springing maturity).
In the first quarter of fiscal year 2024, the Company entered into an interest rate swap agreement with a 2.75 year term to hedge the variability of interest payments on $150.0 million of debt outstanding on the Term Loans at a Term SOFR rate (as defined in the 2019 Credit Agreement) of 3.58%, plus a variable margin and spread based on the Company's consolidated leverage ratio. This interest rate swap agreement was partially terminated in the second quarter of fiscal year 2026 and fully terminated in the third quarter of fiscal year 2026.
In fiscal year 2025, the Company repaid the outstanding amount of $68.3 million on the 2019 Revolving Credit Facility which matured on November 7, 2024 by borrowing against the remaining 2019 Revolving Credit Facility scheduled to mature on January 12, 2028. In fiscal year 2025, the Company repaid an additional $215.0 million on the 2019 Revolving Credit Facility and repaid $441.4 million on the Term Loans.
In fiscal year 2026, the Company made early repayments of $181.2 million on the remaining balance of the Term Loans.
The Company terminated the 2019 Credit Agreement in the second quarter of fiscal year 2027 and concurrently entered into the 2026 Credit Agreement, as defined and described below.
2026 Credit Agreement
On July 6, 2026, the Company, with certain of its domestic subsidiaries as guarantors, entered into a credit agreement (the "2026 Credit Agreement") with the lenders party thereto, the letter of credit issuers party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and swing line lender, consisting of a $360.0 million revolving credit facility (the “2026 Revolving Loan Facility”), which was undrawn, and an uncommitted incremental term loan facility (the “Incremental Loan Facility” and, together with the 2026 Revolving Loan Facility, the “2026 Revolving Credit Facility”). The Incremental Loan Facility plus any additional increase to the 2026 Revolving Loan Facility is capped at a maximum principal amount equal to the greater of (x) $332.0 million and (y) 100% of Consolidated EBITDA (as defined in the 2026 Credit Agreement), plus an unlimited amount, so long as the pro forma Consolidated First Lien Net Leverage Ratio (as defined in the 2026 Credit Agreement) is less than 3.50:1.00. The proceeds of the 2026 Revolving Credit Facility may be used by the Company for working capital needs and general corporate purposes, including, without limitation, refinancing of existing indebtedness and funding of transaction costs, permitted acquisitions and other permitted investments.
The 2026 Revolving Loan Facility matures on July 6, 2031 (the “Maturity Date”) with a springing maturity on the date that is 91 days prior to the scheduled maturity in respect of the Company’s 2030 Notes (as defined below) to the extent that, as of such date, (i) the outstanding aggregate principal amount of the 2030 Notes (and any indebtedness that refinances the 2030 Notes and, in each case, to the extent not defeased) exceeds the greater of (x) $50.0 million and (y) 25% of Consolidated EBITDA, and (ii) the sum of available and undrawn commitments under the 2026 Revolving Loan Facility plus unrestricted cash and cash equivalents of the Company and its restricted subsidiaries (without reduction to availability for the outstanding but undrawn letters of credit) is less than the aggregate principal amount of the 2030 Notes outstanding.
As of July 26, 2026, the Company had no amounts outstanding under the Incremental Loan Facility and no revolving loans outstanding under the 2026 Revolving Credit Facility, which had available undrawn borrowing capacity of $356.6 million, subject to net leverage limitations and customary conditions precedent, including the accuracy of representations and warranties and the absence of defaults.
All of the Company's obligations under the 2026 Credit Agreement are unconditionally guaranteed by all of the Company's direct and indirect domestic subsidiaries, other than certain excluded subsidiaries, including, but not limited to, any domestic subsidiary the primary assets of which consist of equity or debt of non-U.S. subsidiaries, certain immaterial non-wholly-owned domestic subsidiaries and subsidiaries that are prohibited from providing a guarantee under applicable law or that would require governmental approval to provide such guarantee. The Company and the guarantors have also pledged substantially all of their assets to secure their obligations under the 2026 Credit Agreement.
No amortization is required with respect to the revolving loans. The 2026 Credit Agreement contains customary representations and warranties, and affirmative and negative covenants, including limitations on the Company's ability to, among other things, incur indebtedness, create liens on assets, engage in certain fundamental corporate changes, make investments, repurchase stock, pay dividends or make similar distributions, engage in certain affiliate transactions, or enter into agreements that restrict the Company's ability to create liens, pay dividends or make loan repayments. In addition, the Company must comply with financial covenants which are as follows:
•maintaining a maximum consolidated leverage ratio, determined as of the last day of each fiscal quarter, of 4.00 to 1.00 for each fiscal quarter, subject to increase to 4.50 to 1.00 for the four full consecutive fiscal quarters ending on or after the date of consummation of a permitted acquisition that constitutes a "Material Acquisition" under the 2026 Credit Agreement, subject to the satisfaction of certain conditions; and
•maintaining a minimum consolidated interest expense coverage ratio, determined as of the last day of each fiscal quarter, of 2.50 to 1.00 for each fiscal quarter.
As of July 26, 2026, the Company was in compliance with the financial covenants in the 2026 Credit Agreement.
The 2026 Credit Agreement also contains customary provisions pertaining to events of default. If any event of default occurs, the obligations under the 2026 Credit Agreement may be declared due and payable, terminated upon written notice to us and existing letters of credit may be required to be cash collateralized.
Convertible Senior Notes Due 2027
On October 12, 2022 and October 21, 2022, the Company issued and sold $300.0 million and $19.5 million, respectively, in aggregate principal amount of 1.625% Convertible Senior Notes due 2027 (the "2027 Notes") in a private placement. The 2027 Notes were issued pursuant to an indenture, dated October 12, 2022, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (the "2027 Indenture"). The 2027 Notes are jointly and severally and fully and unconditionally guaranteed by each of the Company's current and future direct and indirect wholly-owned domestic subsidiaries that guarantee its borrowings under its 2026 Credit Agreement. The 2027 Notes bear interest at a rate of 1.625% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2023. The 2027 Notes will mature on November 1, 2027, unless earlier converted, redeemed or repurchased. As of July 26, 2026, $100.5 million of the 2027 Notes remained outstanding.
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

Prior to the close of business on the business day immediately preceding July 1, 2027, the 2027 Notes are convertible at the option of the holders thereof only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ended on January 29, 2023 (and only during such fiscal quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day (the "2027 Notes Market Price Condition"); (2) during the five business day period after any ten consecutive trading day period in which, for each trading day of that period, the Trading Price (as defined in the 2027 Indenture), as determined following a request by a holder of the 2027 Notes in accordance with the procedures described in the 2027 Indenture, per $1,000 principal amount of the 2027 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; (3) if the Company calls such 2027 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2027 Notes called (or deemed called as provided in the 2027 Indenture) for redemption; or (4) upon the occurrence of specified corporate events described in the 2027 Indenture. As of July 26, 2026, the 2027 Notes Market Price Condition was satisfied, allowing holders of the 2027 Notes to convert their 2027 Notes beginning on July 27, 2026 through October 23, 2026 (the last trading day of the fiscal quarter ending October 25, 2026). Should the holders of the 2027 Notes elect to convert some or all of the outstanding 2027 Notes, the Company intends to draw on the 2026 Revolving Credit Facility to settle the obligation. To the extent the 2027 Notes and 2030 Notes discussed below cannot be refinanced with the 2026 Revolving Credit Facility, $143.4 million of the balance has been classified as current and recorded in Current portion of long-term debt on the Balance Sheets. On or after July 1, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2027 Notes, holders of the 2027 Notes may convert all or a portion of their 2027 Notes, regardless of the foregoing conditions. Upon conversion, the 2027 Notes will be settled in cash up to the aggregate principal amount of the 2027 Notes to be converted, and in cash, shares of the Company's common stock or any combination thereof, at the Company's option, in respect of the remainder, if any, of the Company's conversion obligation in excess of the aggregate principal amount of the 2027 Notes being converted.
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
Exchange of 2027 Notes and Related Unwinding of Convertible Note Hedges and Warrants
On October 7, 2025, the Company entered into separate, privately negotiated exchange agreements with certain holders of the 2027 Notes (the "2025 Exchange of 2027 Notes"). Pursuant to the 2025 Exchange of 2027 Notes, on October 14, 2025, the Company used approximately $220.6 million of the net proceeds from the 2030 Notes (discussed below), together with the issuance of 3,036,192 shares of the Company's common stock as consideration for the exchange of approximately $219.0 million aggregate principal amount of the 2027 Notes and accrued interest. The Company accounted for these exchange transactions as an induced conversion. In fiscal year 2026, in connection with the exchange transactions, the Company recognized an induced conversion expense of $17.6 million recorded in "Interest expense" on the Statements of Operations and an increase to "Additional paid-in capital" of $14.3 million on the Balance Sheets, which included $3.3 million from the write-off of deferred financing costs.
In connection with the 2025 Exchange of 2027 Notes, the Company also terminated a portion of the Convertible Note Hedges and the Warrants corresponding to the number of 2027 Notes exchanged. The Company received approximately $24.5 million in connection with the termination, which was recorded as an increase to additional paid-in capital on the Balance Sheets.
Convertible Senior Notes Due 2028
On October 26, 2023, the Company issued and sold $250.0 million in aggregate principal amount of 4.00% Convertible Senior Notes due 2028 (the "2028 Notes") in a private placement. The 2028 Notes were issued pursuant to an indenture, dated October 26, 2023, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (the "2028 Indenture"). The 2028 Notes were jointly and severally and fully and unconditionally guaranteed by each of the Company's current and future direct and indirect wholly-owned domestic subsidiaries that guaranteed its borrowings under its 2019 Credit Agreement. The 2028 Notes bore interest at a rate of 4.00% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2024. The 2028 Notes were scheduled to mature on November 1, 2028, unless earlier converted, redeemed or repurchased. As of July 26, 2026, as a result of certain exchange transactions, no amounts remain outstanding under the 2028 Notes.
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
Convertible Senior Notes Due 2030
On October 10, 2025, the Company issued and sold $402.5 million in aggregate principal amount of 0% Convertible Senior Notes due 2030 (the "2030 Notes") in a private placement. The 2030 Notes were issued pursuant to an indenture, dated October 10, 2025, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (the "2030 Indenture"). The 2030 Notes are jointly and severally and fully and unconditionally guaranteed by each of the Company's current and future direct and indirect wholly-owned domestic subsidiaries that guarantee its borrowings under its 2026 Credit Agreement. The 2030 Notes do not bear any interest and will mature on October 15, 2030, unless earlier converted, redeemed or repurchased. As of July 26, 2026, $402.5 million of the 2030 Notes remain outstanding.
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
Prior to the close of business on the business day immediately preceding July 15, 2030, the 2030 Notes are convertible at the option of the holders thereof only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on January 25, 2026 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day (the "2030 Notes Market Price Condition"); (2) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the 2030 Notes for each trading day of that period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate for the 2030 Notes on each such trading day; (3) if the Company calls such 2030 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date, but only with respect to the 2030 Notes called (or deemed called) for redemption; or (4) upon the occurrence of specified corporate events described in the 2030 Indenture. As of July 26, 2026, the 2030 Notes Market Price Condition was satisfied, allowing holders of the 2030 Notes to convert their 2030 Notes beginning on July 27, 2026 through October 23, 2026 (the last trading day of the fiscal quarter ending October 25, 2026). To the extent the 2027 Notes discussed above and 2030 Notes cannot be refinanced with the 2026 Revolving Credit Facility, $143.4 million of the balance has been classified as current and recorded in "Current portion of long-term debt" on the Consolidated Balance Sheets. On or after July 15, 2030, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2030 Notes, regardless of the foregoing circumstances. Upon conversion, the Company will settle conversions by paying cash up to the aggregate principal amount of the 2030 Notes being converted and paying or delivering, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2030 Notes being converted.
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
Interest Expense
Interest expense was comprised of the following components for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands)	July 26, 2026	July 27, 2025	July 26, 2026	July 27, 2025
Contractual interest	$711	$4,734	$1,477	$10,174
Amortization of deferred financing costs	1,054	1,271	2,144	2,525
Write-off of deferred financing costs	193	364	193	516
Interest swap agreement	—	(87)	—	(195)
Interest rate swap termination	—	(1,047)	—	(1,203)
Total interest expense	$1,958	$5,235	$3,814	$11,817
As of July 26, 2026, there was $3.4 million outstanding under the letters of credit under the 2026 Revolving Credit Facility and as of January 25, 2026, there was $3.4 million outstanding under the letters of credit under the 2019 Revolving Credit Facility.

Note 10: Income Taxes
The Company's effective tax rate differs from the statutory federal income tax rate of 21% primarily due to the changes in valuation allowance, regional mix of income, research and development ("R&D") tax credits and impact of global intangible low-taxed income ("GILTI"). The Tax Cuts and Jobs Act ("TCJA") requires R&D costs incurred for tax years beginning after December 31, 2021 to be capitalized and amortized ratably over five or fifteen years for tax purposes, depending on where the research activities are conducted. The Company has elected to treat GILTI as a period cost and the additional capitalization of foreign R&D costs within GILTI increases the Company's provision for income taxes. On July 4, 2025, the One Big Beautiful Bill Act ("OB3") was enacted into law in the U.S. The OB3 modifies certain elements of the TCJA, including permanently changing the limitation on the deduction of business interest expense, as well as making permanent the immediate deduction for domestic R&D expenses. The remaining provisions of the OB3 have multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. This legislation may be subject to further clarification and the issuance of interpretive guidance; however, the remaining provisions of the OB3 are not expected to have a material effect on the Company’s consolidated financial statements. The Company will continue to monitor the potential future impacts of the OB3, including provisions that become effective in subsequent periods, and will reflect any material changes in its financial statements when appropriate.
The Company evaluates its deferred tax assets on a quarterly basis to determine whether a valuation allowance is required based on the weight of all available positive and negative evidence, including forecasts of future taxable income. During the second quarter of fiscal year 2027, the Company released a portion of its U.S. deferred tax valuation allowances based on management’s determination that it was more likely than not that the related deferred tax benefits would be realized. The release was supported by sustained profitability and the Company’s cumulative three-year pre-tax income position, inclusive of the impact of permanent book-to-tax differences, together with forecasts of future taxable income and the expected reversal of taxable temporary differences sufficient to support realization of deferred tax assets. Prior to the release, the Company had a full valuation allowance against its U.S. deferred tax assets since the second quarter of fiscal year 2024. The release of approximately $112.4 million created a material benefit in the second quarter of fiscal year 2027.

As of July 26, 2026, the Company continues to maintain a full valuation allowance on deferred tax assets in France and on certain Canadian net operating loss carryforwards. The Company also continues to maintain a partial valuation allowance on certain Canadian research and development tax credit carryforwards and certain U.S. deferred tax assets that management believes will not be realized.
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (before the federal impact of state items) is as follows:

(in thousands)
Balance at January 25, 2026	$20,514
Additions based on tax positions related to the current fiscal year	1,761
Reductions for settlements with tax authorities or expiration of statutes	(1,532)
Balance at July 26, 2026	$20,743
Included in the balance of gross unrecognized tax benefits at July 26, 2026 and January 25, 2026 are $4.5 million and $4.6 million, respectively, of net tax benefits (after the federal impact of state items), that, if recognized, would impact the effective tax rate, prior to consideration of any required valuation allowance. The Company believes that it is reasonably possible that its balance of gross unrecognized tax benefits may decrease by approximately $1.6 million within the next twelve months due to statutes of limitations.
The liability for UTP is reflected in the Balance Sheets as follows:

(in thousands)	July 26, 2026	January 25, 2026
Deferred tax assets - non-current	$14,264	$13,943
Other long-term liabilities	4,527	4,625
Total accrued taxes	$18,791	$18,568
The Company's policy is to include net interest and penalties related to unrecognized tax benefits in the "Provision (benefit) for income taxes" in the Statements of Operations.

Tax years prior to 2021 (the Company's fiscal year 2022) are generally not subject to examination by the U.S. Internal Revenue Service ("IRS") except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. The Company's fiscal year 2023 federal income tax return is currently in the final stages of examination by the IRS, and the Company is not expecting any material adjustments at this time. For state returns in the U.S., the Company is generally not subject to income tax examinations for calendar years prior to 2020 (the Company's fiscal year 2021). The Company has a significant tax presence in Switzerland for which Swiss tax filings have been examined through fiscal year 2021. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates. The Company believes that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If any issues addressed in the Company's tax examinations are resolved in a manner not consistent with the Company's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.
The Company's regional income or loss before taxes and equity method income or loss was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 26, 2026	July 27, 2025	July 26, 2026	July 27, 2025
Domestic	$(3,503)	$(21,994)	$(9,775)	$(10,143)
Foreign	58,167	(215)	89,493	14,886
Total	$54,664	$(22,209)	$79,718	$4,743

Note 11: Leases
The Company has operating leases for real estate, vehicles, and office equipment, which are accounted for in accordance with ASC 842, "Leases." Real estate leases are used to secure office space for the Company's administrative, engineering, production support and manufacturing activities. The Company's leases have remaining lease terms of up to approximately twelve years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year.
The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 26, 2026	July 27, 2025	July 26, 2026	July 27, 2025
Operating lease cost	$2,103	$1,806	$4,141	$3,575
Short-term lease cost	31	25	79	42
Sublease income	(133)	(132)	(266)	(259)
Total lease cost	$2,001	$1,699	$3,954	$3,358
Supplemental cash flow information related to leases was as follows:

	Six Months Ended
(in thousands)	July 26, 2026	July 27, 2025
Cash paid for amounts included in the measurement of lease liabilities	$4,206	$3,954
Right-of-use assets obtained in exchange for new operating lease liabilities	$12,513	$4,277

July 26, 2026
Weighted-average remaining lease term–operating leases (in years)	6.3
Weighted-average discount rate on remaining lease payments–operating leases	6.7%
Supplemental balance sheet information related to leases was as follows:

(in thousands)	July 26, 2026	January 25, 2026
Operating lease right-of-use assets in "Other assets"	$31,142	$23,455

Operating lease liabilities in "Accrued liabilities"	$5,740	$6,063
Operating lease liabilities in "Other long-term liabilities"	26,523	20,697
Total operating lease liabilities	$32,263	$26,760
As of July 26, 2026, operating lease right-of-use assets and operating lease liabilities excluded amounts classified as held for sale. See Note 2, Business Held for Sale, for additional information.
Maturities of lease liabilities as of July 26, 2026 are as follows:

(in thousands)
Fiscal Year Ending:
2027 (remaining six months)	$4,023
2028	7,314
2029	6,356
2030	5,257
2031	4,888
Thereafter	12,027
Total lease payments	39,865
Less: imputed interest	(7,602)
Total	$32,263

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
On May 9, 2025 and August 12, 2025, other Company stockholders filed separate derivative actions in the U.S. District Court for the Central District of California against certain of the Company's directors and officers, which were subsequently consolidated ("Federal Derivative Action"). On June 6, 2025 and November 24, 2025, other Company stockholders filed separate derivative actions in the Superior Court of the State of California for the County of Ventura against certain of the Company's directors and officers, which were also subsequently consolidated ("Ventura County Derivative Action" and together with the complaints filed in federal court, the "Derivative Actions"). The Derivative Actions assert breach of fiduciary duty and other claims based on factual allegations similar to those raised in the Securities Action. The plaintiffs in the Derivative Actions seek damages payable to the Company and declaratory, injunctive and other relief. On March 13, 2026, the court in the Ventura County Derivative Action entered an order staying the case pending final resolution of the motion to dismiss in the Federal Derivative Action. On May 1, 2026, defendants filed a motion to dismiss the Amended Complaint in the Federal Derivative Action. Following full briefing and a hearing, on August 14, 2026, the Court granted Defendants’ motion to dismiss the Federal Derivative Action, with leave to amend. Plaintiff must file an amended complaint by August 28, 2026.

On July 1, 2026, a purported stockholder class action was filed against Semtech in Delaware Chancery Court. The action challenges Article II Section 2.10(b) and Section 2.10(c) of Semtech’s Amended and Restated Bylaws which, among other processes, require a stockholder to make a Consent Record Date Request in writing in the proper form, which the Board must act on in no less than 20 days (the “Subject Provisions”). Plaintiff further contends that the Board wrongfully refused a stockholder demand to amend the Subject Provisions and seeks a declaration of the court that the Subject Provisions are invalid and unenforceable under Delaware law. The Company intends to defend the claims vigorously.
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
The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based on the latest determinations by the RWQCB and the most recent actions taken pursuant to the remedial action plan, the Company estimates the total range of probable loss to be between $9.1 million and $9.4 million. To date, the Company has made $8.1 million in payments towards the remedial action plan. As of July 26, 2026, the estimated range of probable loss remaining was between $1.0 million and $1.3 million. Given the uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss. Therefore, the Company has recorded the minimum amount of probable loss and as of July 26, 2026, has a remaining accrual of $1.0 million related to this matter. These estimates could change as a result of changes in planned remedial actions, further actions from the regulatory agency, remediation technology, and other factors.
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
The Company's liability for the deferred compensation plan is presented below:

(in thousands)	July 26, 2026	January 25, 2026
Accrued liabilities	$3,730	$3,529
Other long-term liabilities	49,421	42,535
Total deferred compensation liabilities under this plan	$53,151	$46,064
The Company has purchased whole life insurance on the lives of certain current deferred compensation plan participants. This corporate-owned life insurance is held in a grantor trust and is intended to cover a majority of the Company's costs of the deferred compensation plan.
The cash surrender value of the corporate-owned life insurance was $50.3 million and $46.2 million as of July 26, 2026 and January 25, 2026, respectively, and is included in "Other assets" in the Balance Sheets.

Note 13: Restructuring
From time to time, the Company takes steps to realign the business to focus on high-growth areas, provide customer value and make the Company more efficient. As a result, the Company has realigned resources and infrastructure, which resulted in restructuring recoveries of $0.3 million in the three months ended July 26, 2026 and restructuring charges of $0.9 million in the six months ended July 26, 2026 related to one-time employee termination benefits and a gain on early termination of a lease. Restructuring charges for the three and six months ended July 27, 2025 were $1.5 million and $2.7 million, respectively, and related to one-time termination benefits. Restructuring related liabilities are included in "Accrued liabilities" in the Balance Sheets and restructuring charges were included in "Restructuring" in the Statements of Operations.
Restructuring activity is summarized as follows:

(in thousands)	One-time employee termination benefits	Other restructuring	Total
Balance at January 25, 2026	$697	$—	$697
Charges (recoveries)	2,436	(1,571)	865
Cash payments and non-cash releases	(2,980)	1,571	(1,409)
Balance at July 26, 2026	$153	$—	$153

Note 14: Concentration of Risk
The following significant customers accounted for at least 10% of the Company's net sales in one or more of the periods indicated:

	Three Months Ended		Six Months Ended
(percentage of net sales) (1)	July 26, 2026	July 27, 2025	July 26, 2026	July 27, 2025
Customer A	12%	*	15%	*
Customer B	15%	15%	15%	12%
(1) In each period with an asterisk, the customer represented less than 10% of the Company's net sales.
The following table shows the customers that have an outstanding receivable balance that represents at least 10% of the Company's total net receivables as of one or more of the dates indicated:

(percentage of net receivables) (1)	July 26, 2026	January 25, 2026
Customer A	20%	13%
Customer B	*	12%
Customer C	12%	12%
Customer D	11%	10%
(1) In each period with an asterisk, the customer represented less than 10% of the Company's total net receivables.
Outside Subcontractors and Suppliers
The Company relies on a limited number of third-party subcontractors and suppliers for the supply of silicon wafers, chipsets and other electronic components, and for product manufacturing, packaging, testing and certain other tasks. Disruption or termination of supply sources or subcontractors has delayed and could in the future delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. A significant amount of the Company's third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in the U.S., China, Israel, Japan, Taiwan and Vietnam. A significant amount of the Company's assembly and test operations are conducted by third-party contractors in China, Malaysia, Taiwan and Vietnam.

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
Net sales and gross profit by reportable segment were as follows:

	Three Months Ended July 26, 2026
(in thousands)	Signal Integrity	Analog Mixed Signal and Wireless	Total Semiconductor Products	IoT Systems and Connectivity	Unallocated(1)	Total
Net sales	$126,173	$117,352	$243,525	$98,346	$—	$341,871
Segment cost of sales	43,762	46,813	90,575	64,908	2,624	158,107
Segment gross profit	$82,411	$70,539	$152,950	$33,438	$(2,624)	$183,764

Segment gross margin	65.3%	60.1%	62.8%	34.0%	NM(2)
Gross margin						53.8%

	Six Months Ended July 26, 2026
(in thousands)	Signal Integrity	Analog Mixed Signal and Wireless	Total Semiconductor Products	IoT Systems and Connectivity	Unallocated(1)	Total
Net sales	$228,176	$218,107	$446,283	$186,606	$—	$632,889
Segment cost of sales	81,772	88,413	170,185	121,602	5,874	297,661
Segment gross profit	$146,404	$129,694	$276,098	$65,004	$(5,874)	$335,228

Segment gross margin	64.2%	59.5%	61.9%	34.8%	NM(2)
Gross margin						53.0%
(1) Unallocated includes share-based compensation and amortization of acquired technology
(2) Not meaningful

	Three Months Ended July 27, 2025
(in thousands)	Signal Integrity	Analog Mixed Signal and Wireless	Total Semiconductor Products	IoT Systems and Connectivity	Unallocated(1)	Total
Net sales	$76,758	$92,042	$168,800	$88,789	$—	$257,589
Segment cost of sales	28,899	37,482	66,381	53,735	3,368	123,484
Segment gross profit	$47,859	$54,560	$102,419	$35,054	$(3,368)	$134,105

Segment gross margin	62.4%	59.3%	60.7%	39.5%	NM(2)
Gross margin						52.1%

	Six Months Ended July 27, 2025
(in thousands)	Signal Integrity	Analog Mixed Signal and Wireless	Total Semiconductor Products	IoT Systems and Connectivity	Unallocated(1)	Total
Net sales	$150,279	$182,665	$332,944	$175,705	$—	$508,649
Segment cost of sales	54,256	71,660	125,916	110,728	6,611	243,255
Segment gross profit	$96,023	$111,005	$207,028	$64,977	$(6,611)	$265,394

Segment gross margin	63.9%	60.8%	62.2%	37.0%	NM(2)
Gross margin						52.2%
(1) Unallocated includes share-based compensation and amortization of acquired technology
(2) Not meaningful
Geographic Information
Net sales activity by geographic region was as follows:

	Three Months Ended		Six Months Ended
(percentage of total net sales)	July 26, 2026	July 27, 2025	July 26, 2026	July 27, 2025
Asia-Pacific	70%	65%	71%	64%
North America	20%	24%	19%	23%
Europe	10%	11%	10%	13%
	100%	100%	100%	100%
The Company attributes sales to a country based on the ship-to address. The table below summarizes sales activity to geographies that represented greater than 10% of total sales for at least one of the periods presented:

	Three Months Ended		Six Months Ended
(percentage of total net sales)	July 26, 2026	July 27, 2025	July 26, 2026	July 27, 2025
China (including Hong Kong)	55%	45%	55%	44%
United States	15%	19%	14%	18%
Although a large percentage of the Company's products is shipped into the Asia-Pacific region, a significant number of products produced by these customers and incorporating the Company's semiconductor products are then sold outside this region.

Note 16: Stock Repurchase Program
The Company maintains a stock repurchase program that was initially approved by its board of directors (the "Board of Directors") in March 2008. The stock repurchase program does not have an expiration date and the Board of Directors has authorized expansion of the program over the years. On March 11, 2021, the Board of Directors approved the expansion of the stock repurchase program by an additional $350.0 million. There was no activity under the stock repurchase program during the three and six months ended July 26, 2026 and July 27, 2025. As of July 26, 2026, the remaining authorization under the program was $209.4 million. Under the program, the Company may repurchase its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. The Company's repurchases may be made through Rule 10b5-1 and/or Rule 10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. To the extent the Company repurchases any shares of its common stock under the program in the future, the Company expects to fund such repurchases from cash on hand and borrowings on the 2026 Revolving Credit Facility. The Company has no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.

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
The Company's foreign exchange contracts had the following outstanding balances:

	July 26, 2026				January 25, 2026
(in thousands, except number of instruments data)	Number of Instruments	Sell Notional Value	Buy Notional Value		Number of Instruments	Sell Notional Value	Buy Notional Value
Sell USD/Buy CAD Forward Contract	12	$15,004		$20,500	24	$32,270		$44,250
Sell USD/Buy CHF Forward Contract	12	4,475	Fr.	3,450	24	8,868	Fr.	6,900
Sell USD/Buy GBP Forward Contract	12	6,832		£5,050	24	13,666		£10,100
Total	36				72
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
In the first quarter of fiscal year 2024, the Company entered into an interest rate swap agreement with a 2.75-year term to hedge the variability of interest payments on $150.0 million of debt outstanding on the Term Loans at a Term SOFR rate (as defined in the 2019 Credit Agreement) of 3.58%, plus a variable margin and spread based on the Company's consolidated leverage ratio. This interest rate swap agreement was partially terminated in the second quarter of fiscal year 2026 and fully terminated in the third quarter of fiscal year 2026.
The interest rate swap agreements have been designated as cash flow hedges and unrealized gains or losses, net of income tax, are recorded as a component of AOCI in the Balance Sheets. As the various settlements are made on a monthly basis, the realized gain or loss on the settlements is recorded in "Interest expense" in the Statements of Operations. There were no interest rate swap agreements for the three and six months ended July 26, 2026. The interest rate swap agreements resulted in a realized gain of $0.1 million and $0.2 million for the three and six months ended July 27, 2025, respectively.

Note 18: Subsequent Event
On August 13, 2026, the Company entered into a definitive agreement to sell its cellular module business to Compal Electronics, Inc. for approximately $62.0 million in an all-cash transaction, subject to customary adjustments. The transaction remains subject to the satisfaction or waiver of customary closing conditions, including but not limited to receipt of certain regulatory approvals. See Note 2, Business Held for Sale, for additional details.

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
Overview
Semtech Corporation (together with its consolidated subsidiaries, the "Company," "we," "our" or "us") is a leading provider of high-performance semiconductors powering AI data center networking and intelligent, connected IoT devices worldwide and was incorporated in Delaware in 1960. We have three operating segments—Signal Integrity, Analog Mixed Signal and Wireless, and IoT Systems and Connectivity—that represent three separate reportable segments. See Part I, Item 1, Note 15, Segment Information, to our interim unaudited condensed consolidated financial statements for additional information on our reportable segments.
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
Analog Mixed Signal and Wireless. We design, develop, manufacture and market high-performance protection devices, which are often referred to as transient voltage suppressors ("TVS") and specialized sensing products. TVS devices provide protection for electronic systems where voltage spikes (called transients), such as electrostatic discharge, electrical over-stress or secondary lightning surge energy, can permanently damage sensitive ICs. Our portfolio of protection solutions includes filter and termination devices that are integrated with the TVS device. Our products provide robust protection while preserving signal integrity in high-speed communications, networking and video interfaces. These products also operate at very low voltage. Our protection products can be found in a broad range of applications including smartphones, LCD and organic light-emitting diode TVs and displays, set-top boxes, monitors and displays, tablets, computers, notebooks, base stations, routers, automobile and industrial systems. Our unique sensing technology enables proximity sensing, force sensing, and advanced user interface solutions for mobile, consumer, computing and automotive products. We also design, develop, manufacture and market a portfolio of specialized radio frequency products used in a wide variety of industrial, medical and communications applications. Our wireless products, which include our LoRa® devices and wireless radio frequency technology, feature industry-leading and longest-range industrial, scientific and medical radio, enabling a lower total cost of ownership and increased reliability. These features make these products particularly suitable for machine-to-machine and IoT applications. We also design, develop, and market power product devices that control, alter, regulate, and condition the power within electronic systems focused on the LoRa and IoT infrastructure segment. The highest volume product types within this category are switching voltage regulators, combination switching and linear regulators, smart regulators, isolated switches, and wireless charging.
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

Our net sales by reportable segment were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 26, 2026	July 27, 2025	July 26, 2026	July 27, 2025
Signal Integrity	$126,173	$76,758	$228,176	$150,279
Analog Mixed Signal and Wireless	117,352	92,042	218,107	182,665
IoT Systems and Connectivity	98,346	88,789	186,606	175,705
Total	$341,871	$257,589	$632,889	$508,649
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
Impact of Macroeconomic Conditions
As disclosed in Part I, Item 1A: Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended January 25, 2026, the Company’s business is subject to risks related to, among other factors, tariffs and other trade barriers put in place by government authorities. The imposition of tariffs and other trade barriers by government authorities on imported goods, including raw materials and components essential to our manufacturing processes, could have significant adverse effects on our business, financial condition, and results of operations. Beginning in the first quarter of fiscal year 2026, the U.S. government imposed additional tariffs on goods imported into the U.S. from numerous countries ("U.S. Tariffs") and multiple countries and groups of countries imposed, or threatened to impose, reciprocal tariffs on imports from the U.S. and other retaliatory measures. In February 2026, the U.S. Supreme Court ruled that certain of those U.S. Tariffs imposed under the International Emergency Economic Powers Act were not authorized by statute, and the legal status, scope and implementation of certain U.S. Tariffs and related measures continue to evolve. Various modifications, suspensions and delays to the U.S. Tariffs have been announced and further changes are expected to be made in the future, which may include additional sector-based tariffs or other measures imposed under alternate legal authorities. The ultimate impact remains uncertain and will depend on several factors, including whether additional or incremental U.S. Tariffs or other measures are announced or imposed, the extent to which existing tariffs remain in effect, to what extent other countries implement tariffs or other retaliatory measures in response, and the overall magnitude and duration of these measures. The Company continues to monitor and analyze the impacts of these measures and actions that can be taken to moderate and/or minimize their effects.
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
Recent Developments
Financing
On July 6, 2026, the Company, with certain of its domestic subsidiaries as guarantors, entered into the 2026 Credit Agreement, as defined and discussed below, consisting of a $360.0 million revolving credit facility, which was undrawn as of closing and as of the end of the second quarter of fiscal year 2027, and an uncommitted incremental term loan facility.
Divestiture
On August 13, 2026, the Company entered into a definitive agreement to sell its cellular module business to Compal Electronics, Inc. ("Compal") for approximately $62.0 million in an all-cash transaction, subject to customary adjustments. The transaction remains subject to the satisfaction or waiver of customary closing conditions, including but not limited to receipt of certain regulatory approvals. See Note 2, Business Held for Sale, for additional information.

Factors Affecting Our Performance
Most of our sales to customers are made on the basis of individual customer purchase orders and many customers include cancellation provisions in their purchase orders. We rely on orders received and shipped within the same quarter for a meaningful portion of our sales. Net sales made through independent distributors during the second quarters of fiscal years 2027 and 2026 were 75% and 74%, respectively, of net sales and the remainder were made directly to customers.
We are a global business with customers and suppliers around the world. A significant amount of our third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located outside the United States, including China, Israel, Japan, Taiwan and Vietnam. A significant amount of our assembly and test operations are conducted by third-party contractors located outside the United States, including China, Malaysia, Taiwan and Vietnam. Net sales outside the United States constituted 85% and 81% during the second quarters of fiscal years 2027 and 2026, respectively. Approximately 70% and 65% of our net sales during the second quarters of fiscal years 2027 and 2026, respectively, were to customers located in the Asia-Pacific region. We are subject to export restrictions and trade regulations, which have limited our ability to sell to certain customers in certain regions. In addition, changes in tariffs or the imposition of retaliatory tariffs may impact our net sales, gross profit, and gross margin if we are unable to pass higher costs on to our customers.
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
Results of Operations
Comparisons of the Three and Six Months Ended July 26, 2026 and July 27, 2025
Net Sales
The following table summarizes our net sales by major end markets:

	Three Months Ended			Six Months Ended
	July 26, 2026	July 27, 2025		July 26, 2026	July 27, 2025
(in thousands, except percentages)	Net Sales	Net Sales	Change	Net Sales	Net Sales	Change
Infrastructure	$123,743	$73,351	69%	$222,518	$146,184	52%
High-End Consumer	39,271	41,196	(5)%	77,624	76,610	1%
Industrial	178,857	143,042	25%	332,747	285,855	16%
Total	$341,871	$257,589	33%	$632,889	$508,649	24%
Net sales in the second quarter of fiscal year 2027 were $341.9 million, an increase of 32.7% compared to $257.6 million in the second quarter of fiscal year 2026, which was primarily driven by higher net sales from our infrastructure and industrial end markets due to stronger demand and increased sales volume. Net sales from our infrastructure end market increased $50.4 million in the second quarter of fiscal year 2027 compared to the second quarter of fiscal year 2026, primarily driven by an approximately $47.4 million increase in data center sales. Net sales from our industrial end market increased $35.8 million in the second quarter of fiscal year 2027 compared to the second quarter of fiscal year 2026, primarily driven by an approximately $21.3 million increase in LoRa-enabled sales in industrial applications and approximately $11.7 million increase in IoT Hardware sales. Net sales from our high-end consumer end market decreased $1.9 million in the second quarter of fiscal year 2027 compared to the second quarter of fiscal year 2026, primarily driven by an approximately $4.0 million decrease in proximity sensing product sales, partially offset by an approximately $1.9 million increase in consumer TVS product sales.
Net sales for the first six months of fiscal year 2027 were $632.9 million, an increase of 24.4% compared to $508.6 million for the first six months of fiscal year 2026, primarily driven by higher net sales from our infrastructure and industrial end markets due to stronger demand and increased sales volume. Net sales from our infrastructure end market increased $76.3 million for the first six months of fiscal year 2027 versus the same prior year period, primarily driven by a $67.5 million increase in data center sales and approximately $6.0 million increase in telecommunications sales. Net sales from our industrial end market increased $46.9 million for the first six months of fiscal year 2027 versus the same prior year period, primarily driven by an approximately $26.9 million increase in LoRa-enabled sales in industrial applications, approximately $14.3 million increase in IoT Hardware sales and approximately $3.3 million increase in broadcast sales. Net sales from our high-end consumer end market increased $1.0 million during the first six months of fiscal year 2027 compared to the first six months of fiscal year 2026.
The following table summarizes our net sales by reportable segment:

	Three Months Ended			Six Months Ended
	July 26, 2026	July 27, 2025		July 26, 2026	July 27, 2025
(in thousands, except percentages)	Net Sales	Net Sales	Change	Net Sales	Net Sales	Change
Signal Integrity	$126,173	$76,758	64%	$228,176	$150,279	52%
Analog Mixed Signal and Wireless	117,352	92,042	27%	218,107	182,665	19%
IoT Systems and Connectivity	98,346	88,789	11%	186,606	175,705	6%
Total	$341,871	$257,589	33%	$632,889	$508,649	24%
Net sales in the second quarter of fiscal year 2027, as compared to the second quarter of fiscal year 2026, benefited from stronger demand and increased sales volumes in all the reportable segments. Net sales from Signal Integrity increased $49.4 million in the second quarter of fiscal year 2027 compared to the second quarter of fiscal year 2026, primarily driven by an approximately $47.4 million increase in data center sales. Net sales from Analog Mixed Signal and Wireless increased $25.3 million in the second quarter of fiscal year 2027 compared to the second quarter of fiscal year 2026, primarily driven by an approximately $21.8 million increase in LoRa-enabled product sales and approximately $6.3 million increase in total TVS product sales, partially offset by an approximately $4.0 million decrease in proximity sensing product sales. Net sales from IoT Systems and Connectivity increased $9.6 million in the second quarter of fiscal year 2027 compared to the second quarter of fiscal year 2026, primarily driven by an approximately $11.7 million increase in IoT Hardware sales, partially offset by an approximately $2.1 million decrease in managed connectivity sales.
Net sales in the first six months of fiscal year 2027, as compared to the first six months of fiscal year 2026, were impacted by stronger demand across all reportable segments. Net sales from Signal Integrity increased $77.9 million in the first six months of fiscal year 2027 versus the same prior year period, primarily driven by an approximately $67.5 million increase in data center sales, approximately $6.0 million increase in telecommunications sales and approximately $3.3 million increase in broadcast sales. Net sales from Analog Mixed Signal and Wireless increased $35.4 million in the first six months of fiscal year 2027 versus the same prior year period, primarily driven by an approximately $27.5 million increase in LoRa-enabled product sales and approximately $12.9 million increase in total TVS product sales, partially offset by an approximately $6.8 million decrease in proximity sensing product sales. Net sales from IoT Systems and Connectivity increased $10.9 million in the first six months of fiscal year 2027 versus the same prior year period, primarily driven by an approximately $14.3 million increase in IoT Hardware sales, partially offset by an approximately $3.6 million decrease in managed connectivity sales.
Gross Profit
The following table summarizes our gross profit and gross margin by reportable segment:

	Three Months Ended				Six Months Ended
	July 26, 2026		July 27, 2025		July 26, 2026		July 27, 2025
(in thousands, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Signal Integrity	$82,411	65.3%	$47,859	62.4%	$146,404	64.2%	$96,023	63.9%
Analog Mixed Signal and Wireless	70,539	60.1%	54,560	59.3%	129,694	59.5%	111,005	60.8%
IoT Systems and Connectivity	33,438	34.0%	35,054	39.5%	65,004	34.8%	64,977	37.0%
Unallocated costs [1]	(2,624)		(3,368)		(5,874)		(6,611)
Total	$183,764	53.8%	$134,105	52.1%	$335,228	53.0%	$265,394	52.2%
[1] Unallocated costs includes share-based compensation and amortization of acquired technology
In the second quarter of fiscal year 2027, gross profit increased $49.7 million to $183.8 million from $134.1 million in the second quarter of fiscal year 2026. This increase was primarily driven by an approximately $34.6 million increase from Signal Integrity, which experienced higher sales led by data center sales due to stronger demand, an approximately $16.0 million increase from Analog Mixed Signal and Wireless, which experienced higher sales led by LoRa-enabled product sales and TVS product sales due to stronger demand, offset by an approximately $1.6 million decrease from IoT Systems and Connectivity, primarily driven by lower managed connectivity sales.

Our gross margin was 53.8% in the second quarter of fiscal year 2027, compared to 52.1% in the second quarter of fiscal year 2026. Gross margin for our Signal Integrity segment was 65.3% in the second quarter of fiscal year 2027, compared to 62.4% in the second quarter of fiscal year 2026, primarily due to favorable product mix and improved overhead absorption. Gross margin for our Analog Mixed Signal and Wireless segment was 60.1% in the second quarter of fiscal year 2027, compared to 59.3% in the second quarter of fiscal year 2026, primarily due to favorable product mix. Gross margin for our IoT Systems and Connectivity segment was 34.0% in the second quarter of fiscal year 2027, compared to 39.5% in the second quarter of fiscal year 2026, primarily due to unfavorable product mix.
In the first six months of fiscal year 2027, gross profit increased $69.8 million to $335.2 million from $265.4 million in the first six months of fiscal year 2026. This increase was primarily due to a $50.4 million increase from Signal Integrity, which experienced higher sales led by data center sales due to stronger demand, an approximately $18.7 million increase from Analog Mixed Signal and Wireless, which experienced higher sales led by LoRa-enabled product sales and TVS product sales due to stronger demand. Gross profit from IoT Systems and Connectivity has increased by an immaterial amount in the first six months of fiscal year 2027 versus the same prior year period.
Our gross margin was 53.0% in the first six months of fiscal year 2027, compared to 52.2% in the first six months of fiscal year 2026. Gross margin from Signal Integrity was 64.2% in the first six months of fiscal year 2027, compared to 63.9% in the first six months of fiscal year 2026, primarily due to favorable product mix. Gross margin from Analog Mixed Signal and Wireless was 59.5% in the first six months of fiscal year 2027, compared to 60.8% in the first six months of fiscal year 2026, primarily due to inventory allowance, partially offset by favorable product mix. Gross margin from IoT Systems and Connectivity was 34.8% in the first six months of fiscal year 2027, compared to 37.0% in the first six months of fiscal year 2026, primarily due to unfavorable product mix.
Operating Expenses, net
The following table summarizes our operating expenses, net:

	Three Months Ended		Change	Six Months Ended		Change
(in thousands, except percentages)	July 26, 2026	July 27, 2025		July 26, 2026	July 27, 2025
Product development and engineering	$60,577	$48,198	26%	$118,146	$95,727	23%
Selling, general and administrative	67,331	58,469	15%	133,930	104,916	28%
Intangible amortization	396	148	168%	724	295	145%
Restructuring	(312)	1,491	(121)%	865	2,690	(68)%
Goodwill impairment	—	41,991	(100)%	—	41,991	(100)%
Total operating expenses, net	$127,992	$150,297	(15)%	$253,665	$245,619	3%
Product Development and Engineering Expenses
Product development and engineering expenses increased $12.4 million in the second quarter of fiscal year 2027 compared to the second quarter of fiscal year 2026 primarily as a result of an $8.2 million net increase in staffing-related costs from higher headcount and supplemental compensation, and a $3.0 million increase from new product introduction expenses.
Product development and engineering expenses increased $22.4 million in the first six months of fiscal year 2027 compared to the first six months of fiscal year 2026 primarily as a result of a $17.0 million net increase in staffing-related costs from higher headcount, share-based compensation and supplemental compensation, and a $4.3 million increase from new product introduction expenses, partially offset by a $1.3 million increase in tax credit recoveries.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $8.9 million in the second quarter of fiscal year 2027 compared to the second quarter of fiscal year 2026 primarily as a result of a $5.4 million increase in share-based compensation mainly from revaluation of the cash-settled awards caused by the impact of the higher closing stock price as of period-end and a $3.7 million net increase in staffing-related costs from higher supplemental compensation, partially offset by a $0.8 million decrease in depreciation.

Selling, general and administrative expenses increased $29.0 million in the first six months of fiscal year 2027 compared to the first six months of fiscal year 2026 primarily as a result of a $21.9 million increase in share-based compensation mainly from revaluation of the cash-settled awards caused by the impact of the higher closing stock price as of period-end, a $6.6 million increase in staffing-related costs from higher supplemental compensation and a $3.0 million increase in transaction and integration related expenses, partially offset by a $1.7 million decrease in depreciation and a $1.0 million decrease in consulting expenses.
Intangible Amortization
Intangible amortization was $0.4 million and $0.1 million for the second quarters of fiscal years 2027 and 2026, respectively, and $0.7 million and $0.3 million for the first six months of fiscal years 2027 and 2026. The amortization of acquired technology intangible assets is reflected in cost of sales.
Restructuring
Restructuring expenses decreased by $1.8 million in the second quarter of fiscal year 2027 compared to the second quarter of fiscal year 2026 and decreased by $1.8 million for the first six months of fiscal year 2027 compared to the same period in fiscal year 2026, primarily due to a gain on early termination of a lease.
Goodwill Impairment
There was no goodwill impairment in the second quarter and first six months of fiscal year 2027.
Goodwill impairment was $42.0 million in the second quarter and first six months of fiscal year 2026, primarily due to reduced earnings forecasts associated with the IoT Connected Services reporting unit, included in the IoT Systems and Connectivity operating segment.
See Note 8, Goodwill and Intangible Assets, to our interim unaudited condensed consolidated financial statements for additional information.
Interest Expense
Interest expense, including amortization and a write-off of deferred financing costs, decreased by $3.3 million to $2.0 million for the second quarter of fiscal year 2027, compared to $5.2 million for the second quarter of fiscal year 2026, primarily due to interest savings as a result of the full repayment of the Term Loans (as defined below) in the third quarter of fiscal year 2026, partial and full repayment of the 2027 and 2028 Notes, respectively, using net proceeds from the 2030 Notes (discussed below) and common stock considerations in the third quarter of fiscal year 2026.
Interest expense, including amortization and a write-off of deferred financing costs, decreased by $8.0 million to $3.8 million for the first six months of fiscal year 2027, compared to $11.8 million for the first six months of fiscal year 2026, primarily due to interest savings as a result of the full repayment of the Term Loans in the third quarter of fiscal year 2026, partial and full repayment of the 2027 and 2028 Notes, respectively, using net proceeds from the 2030 Notes and common stock considerations in the third quarter of fiscal year 2026.
See Note 9, Long-Term Debt, to our interim unaudited condensed consolidated financial statements for additional information.
Provision for Income Taxes
We recorded income tax benefit of $101.4 million in the second quarter of fiscal year 2027, compared to income tax expense of $4.8 million in the second quarter of fiscal year 2026. The change in our tax provision for the three months ended July 26, 2026, compared to the three months ended July 27, 2025 was primarily due to the release of U.S. valuation allowance, changes in regional mix of income and tax benefit of investment impairment losses. The U.S. valuation allowance release resulted in a $112.4 million non-cash tax benefit for the second quarter of fiscal year 2027.

Management’s estimates of the appropriate valuation allowance in any jurisdiction involve a number of assumptions and judgments, including the amount and timing of future taxable income. Key factors supporting the conclusion to release a portion of the valuation allowance in the second quarter of fiscal year 2027 included current fiscal year-to-date profitability, sustained cumulative profitability over the last three years, and reasonable expectations of future period profitability both in the near and long term. These factors, amongst others, provided adequate positive evidence in the second quarter to support the conclusion that sufficient taxable income will be generated in the future and a portion of the valuation allowance is no longer warranted. Should future results differ from management’s estimates as of July 26, 2026, it is possible there could be future adjustments to the valuation allowances that would result in an increase or decrease in tax expense in the period such changes in estimates were made.

In the first six months of fiscal year 2027, we recorded income tax benefit of $101.2 million, compared to income tax expense of $13.4 million in the first six months of fiscal year 2026. The change in our tax provision for the six months ended July 26, 2026, compared to the six months ended July 27, 2025, was primarily due to the release of U.S. valuation allowance, a regional mix of income, tax benefit of investment impairment losses, impact of global intangible low-taxed income ("GILTI") and research and development (“R&D") credits. The effective tax rates in the second quarters of fiscal years 2027 and 2026 differ from the statutory federal income tax rate of 21% primarily due to changes in valuation allowance, regional mix of income, impact of GILTI and R&D credits. The Tax Cuts and Jobs Act ("TCJA") requires R&D costs incurred for tax years beginning after December 31, 2021 to be capitalized and amortized ratably over five or fifteen years for tax purposes, depending on where the research activities are conducted. We have elected to treat GILTI as a period cost and the additional capitalization of R&D costs within GILTI increases our provision for income taxes.
On July 4, 2025, the One Big Beautiful Bill Act ("OB3") was enacted into law in the U.S. The OB3 modifies certain elements of the TCJA, including permanently changing the limitation on the deduction of business interest expense, as well as making permanent the immediate deduction for domestic R&D expenses. The remaining provisions of the OB3 have multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. This legislation may be subject to further clarification and the issuance of interpretive guidance; however, the remaining provisions of the OB3 are not expected to have a material effect on our consolidated financial statements. We will continue to monitor the potential future impacts of the OB3, including provisions that become effective in subsequent periods, and will reflect any material changes in our financial statements when appropriate.
In December 2021, the Organization for Economic Cooperation and Development published a framework for a new global minimum tax of 15% ("Pillar Two") on income arising in low-tax jurisdictions, and certain governments in countries where the Company operates have enacted local Pillar Two legislation, with an effective date from January 1, 2024. Pillar Two did not have a material impact on our provision for income taxes for the fiscal quarter ended July 26, 2026.
As a global organization, we are subject to audit by taxing authorities in various jurisdictions. To the extent that an audit, or the closure of a statute of limitations, results in adjusting our reserves for uncertain tax positions, our effective tax rate could experience extreme volatility since any adjustment would be recorded as a discrete item in the period of adjustment.
For further information on the effective tax rate and the TCJA's and OB3's impacts, see Note 10, Income Taxes, to our interim unaudited condensed consolidated financial statements.
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
We believe that our cash on hand, expected cash generation from future operations and available borrowing capacity under the 2026 Revolving Credit Facility, as defined and discussed below, are sufficient to meet liquidity requirements for at least the next 12 months, including funds needed for our material cash requirements. As of July 26, 2026, we had $204.1 million in cash and cash equivalents and $356.6 million of available undrawn borrowing capacity on our 2026 Revolving Credit Facility, subject to net leverage limitations and customary conditions precedent, including the accuracy of representations and warranties and the absence of defaults. Over the longer-term, we expect to fund our business using cash flows from operating activities.
As of July 26, 2026, there was $3.4 million outstanding under the letters of credit under the 2026 Revolving Credit Facility and as of January 25, 2026, there was $3.4 million outstanding under the letters of credit under the 2019 Revolving Credit Facility.
A meaningful portion of our capital resources, and the liquidity they represent, are held by our subsidiaries outside of the U.S. As of July 26, 2026, our foreign subsidiaries held $185.9 million of cash and cash equivalents, compared to $182.7 million at January 25, 2026. Our liquidity may be impacted by fluctuating exchange rates. For additional information on exchange rates, see Item 3–Quantitative and Qualitative Disclosures About Market Risk.
In connection with the enactment of the TCJA, all historic and current foreign earnings are taxed in the U.S. Depending on the jurisdiction, these foreign earnings are potentially subject to a withholding tax, if repatriated. As of July 26, 2026, our historical undistributed earnings prior to fiscal year 2023 of our foreign subsidiaries are intended to be permanently reinvested outside of the U.S. With the enactment of the TCJA, which amended the Internal Revenue Code of 1986, all post-1986 previously unremitted earnings for which no U.S. deferred tax liability had been accrued were subject to U.S. tax. As a result of the U.S. taxation of these amounts, we have determined that none of the foreign earnings from fiscal year 2023 onward will be permanently reinvested outside of the U.S. If we needed to remit all or a portion of our historical undistributed earnings to the U.S. for investment in our domestic operations, any such remittance could result in increased tax liabilities and a higher effective tax rate. Determination of the amount of the unrecognized potential deferred tax liability on these unremitted earnings is not practicable.
We expect our future non-operating uses of cash will be for capital expenditures and debt repayment. We expect to fund these cash requirements through cash flows from operating activities.
Credit Agreement
On September 26, 2022, we entered into a third amendment and restatement credit agreement (as amended, restated, supplemented or otherwise modified from time to time, the "2019 Credit Agreement") with the lenders party thereto and

JPMorgan Chase Bank, N.A., as administrative agent, swing line lender and letter of credit issuer.
On April 24, 2025, we entered into the fourth amendment (the "Fourth Amendment") to the 2019 Credit Agreement, in order to, among other things, increase the total available borrowing capacity under the revolving credit facility under the 2019 Credit Agreement (the "2019 Revolving Credit Facility") by $117.5 million, increasing the total facility size to $455.0 million. The increase partially replaces borrowing capacity that matured on November 7, 2024. Other than the foregoing, the material terms of the 2019 Credit Agreement remain unchanged.
After effectiveness of the Fourth Amendment, the borrowing capacity on the 2019 Revolving Credit Facility was $455.0 million, which was scheduled to mature on January 12, 2028 (subject to, in certain circumstances, an earlier springing maturity), and the term loans thereunder (the "Term Loans") were scheduled to mature on January 12, 2028 (subject to, in certain circumstances, an earlier springing maturity).
We had entered into interest rate swap agreements to hedge the variability of interest payments on debt outstanding under the Term Loans. As of July 26, 2026, there were no interest rate swap agreements outstanding. See Note 17, Derivatives and Hedging Activities, to our interim unaudited condensed consolidated financial statements for additional information.
On July 6, 2026, the Company, with certain of its domestic subsidiaries as guarantors, entered into the 2026 Credit Agreement with the lenders party thereto, the letter of credit issuers party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and swing line lender, consisting of a $360.0 million revolving credit facility (the “2026 Revolving Loan Facility”), which was undrawn, and an uncommitted incremental term loan facility (the “Incremental Loan Facility” and, together with the 2026 Revolving Loan Facility, the “2026 Revolving Credit Facility”). The Incremental Loan Facility plus any additional increase to the 2026 Revolving Loan Facility is capped at a maximum principal amount equal to the greater of (x) $332.0 million and (y) 100% of Consolidated EBITDA (as defined in the 2026 Credit Agreement), plus an unlimited amount, so long as the pro forma Consolidated First Lien Net Leverage Ratio (as defined in the 2026 Credit Agreement) is less than 3.50:1.00. The proceeds of the 2026 Credit Facility may be used by the Company for the working capital needs and general corporate purposes, including, without limitation, refinancing of existing indebtedness and funding of transaction costs, permitted acquisitions and other permitted investments.
The 2026 Revolving Loan Facility matures on July 6, 2031 (the “Maturity Date”) with a springing maturity on the date that is 91 days prior to the scheduled maturity in respect of the Company’s 2030 Notes (as defined below) to the extent that, as of such date, (i) the outstanding aggregate principal amount of the 2030 Notes (and any indebtedness that refinances the 2030 Notes and, in each case, to the extent not defeased) exceeds the greater of (x) $50.0 million and (y) 25% of Consolidated EBITDA, and (ii) the sum of available and undrawn commitments under the 2026 Revolving Loan Facility plus unrestricted cash and cash equivalents of the Company and its restricted subsidiaries (without reduction to availability for the outstanding but undrawn letters of credit) is less than the aggregate principal amount of the 2030 Notes outstanding.
As of July 26, 2026, we had no amounts outstanding under the Incremental Loan Facility and no revolving loans outstanding under the 2026 Revolving Credit Facility, which had available undrawn borrowing capacity of $356.6 million, subject to net leverage limitations and customary conditions precedent, including the accuracy of representations and warranties and the absence of defaults.
As of July 26, 2026, we were in compliance with the financial covenants in our 2026 Credit Agreement. The 2026 Credit Agreement also contains customary provisions pertaining to events of default. If any event of default occurs, the obligations under the 2026 Credit Agreement may be declared due and payable, terminated upon written notice to us and existing letters of credit may be required to be cash collateralized.
See Note 9, Long-Term Debt to our interim unaudited condensed consolidated financial statements for additional information regarding the terms of the 2026 Credit Agreement.
Convertible Senior Notes Due 2027
On October 12, 2022 and October 21, 2022, we issued and sold $300.0 million and $19.5 million, respectively, in aggregate principal amount of the 2027 Notes in a private placement. The 2027 Notes were issued pursuant to an indenture dated October 12, 2022, by and among us, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. The 2027 Notes bear interest at a rate of 1.625% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2023. The 2027 Notes will mature on November 1, 2027, unless earlier converted, redeemed or repurchased. The 2027 Notes are not currently redeemable and, as of October 26, 2025, one of the conditions allowing holders of the 2027 Notes to convert had been met. The trading price of our common stock remained above 130% of the applicable conversion price for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, April 24, 2026 (the last trading day of the quarter ended April 26, 2026), resulting in the right of the holders of the 2027 Notes to convert their 2027 Notes beginning April 27, 2026 through July 24, 2026 (the last trading day of the quarter ending July 26, 2026). Should the holders of the 2027 Notes elect to convert some or all of the outstanding 2027 Notes, we intend to draw on the 2026 Revolving Credit Facility to settle the obligation. The 2027 Notes were initially issued pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act.
We used approximately $72.6 million of the net proceeds from the 2027 Notes to pay for the cost of the Convertible Note Hedges, after such cost was partially offset by approximately $42.9 million of proceeds to us from the sale of Warrants in connection with the issuance of the 2027 Notes, all as defined and described in Note 9, Long-Term Debt, to our interim unaudited condensed consolidated financial statements. The Convertible Note Hedges and Warrants transactions are indexed to, and potentially settled in, our common stock and the net cost of $29.7 million has been recorded as a reduction to "Additional paid-in capital" on the Balance Sheets. We used the remaining net proceeds to fund a portion of the consideration in the Sierra Wireless Acquisition and to pay related fees and expenses. For additional information on the 2027 Notes, Convertible Note Hedges and the Warrants, see Note 9, Long-Term Debt, to our interim unaudited condensed consolidated financial statements.
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
In connection with the 2025 Exchange of 2027 Notes, we also terminated the Convertible Note Hedges and the Warrants corresponding to the number of 2027 Notes exchanged. The Company received approximately $24.5 million in connection with the termination, which was recorded as an increase to additional paid-in capital on the Balance Sheets.
Convertible Senior Notes Due 2028
On October 26, 2023, we issued and sold $250.0 million in aggregate principal amount of 2028 Notes in a private placement. The 2028 Notes were issued pursuant to an indenture, dated October 26, 2023, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. The 2028 Notes bore interest at a rate of 4.00% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2024. The 2028 Notes were scheduled to mature on November 1, 2028, unless earlier converted, redeemed or repurchased. The 2028 Notes were offered and sold only to eligible purchasers who are both "qualified institutional buyers" within the meaning of Rule 144A under the Securities Act and "accredited investors" within the meaning of Rule 501(a) under the Securities Act, in reliance on Section 4(a)(2) under the Securities Act. As of July 26, 2026, as a result of certain exchange transactions, no amounts remain outstanding under the 2028 Notes.
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
For additional information on the 2028 Notes, see Note 9, Long-Term Debt, to our interim unaudited condensed consolidated financial statements.
Convertible Senior Notes Due 2030
On October 10, 2025, we issued and sold $402.5 million in aggregate principal amount of 2030 Notes in a private placement. The 2030 Notes were issued pursuant to an indenture, dated October 10, 2025, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. The 2030 Notes are jointly and severally and fully and unconditionally guaranteed by each of the Company's current and future direct and indirect wholly-owned domestic subsidiaries that guarantee its borrowings under its 2026 Credit Agreement. The 2030 Notes do not bear any interest and will mature on October 15, 2030, unless earlier converted, redeemed or repurchased. As of July 26, 2026, $402.5 million of the 2030 Notes remained outstanding.
For additional information on the 2030 Notes, see Note 9, Long-Term Debt to our interim unaudited condensed consolidated financial statements.
Capital Expenditures and Research and Development
We incur significant expenditures in order to fund the development, design and manufacture of new products. We intend to continue to focus on those areas that have shown potential for viable and profitable market opportunities, which may require additional investment in equipment and the hiring of additional design and application engineers aimed at developing new products. Certain of these expenditures, particularly the addition of design engineers, do not generate significant payback in the short-term. We plan to finance these expenditures with cash generated by our operating activities, our existing cash balances and additional draws on our 2026 Revolving Credit Facility, as needed. Borrowings under our 2026 Revolving Credit Facility are subject to customary conditions precedent, including the accuracy of representations and warranties and the absence of any defaults under the facility.
Portfolio Optimization
We are continuing to conduct a portfolio optimization review, a process that includes identifying potential acquisitions and divestitures, in an effort to align our portfolio with our strategic vision and preferred growth and margin profile. As part of the portfolio optimization review, we have entered into a definitive agreement to divest our cellular module business. No decision has been made regarding any other particular assets and there is no assurance that the continued portfolio optimization process will result in any further transactions, nor any specified timeline.
Purchases under our Stock Repurchase Program
We currently have in effect a stock repurchase program that was initially approved by our Board of Directors in March 2008. On March 11, 2021, the Board of Directors approved the expansion of the stock repurchase program by an additional $350.0 million. This program represents one of our principal efforts to return value to our stockholders. Under the program, subject to the terms of the 2026 Credit Agreement, we may repurchase our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. Our repurchases may be made through Rule 10b5-1 and/or Rule 10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions.
We did not repurchase any shares of our common stock under the program in the first six months of fiscal year 2027 or in the first six months of fiscal year 2026. As of July 26, 2026, the remaining authorization under the program was $209.4 million. To the extent we repurchase any shares of our common stock under the program in the future, we expect to fund such repurchases from cash on hand and borrowings on the 2026 Revolving Credit Facility. We have no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.
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
Cash Flows
In summary, our cash flows for each period were as follows:

	Six Months Ended
(in thousands)	July 26, 2026	July 27, 2025
Net cash provided by operating activities	$105,071	$72,219
Net cash used in investing activities	(57,809)	(10,202)
Net cash used in financing activities	(38,367)	(47,018)
Effect of foreign exchange rate changes on cash and cash equivalents	(23)	1,818
Net increase in cash and cash equivalents	$8,872	$16,817
Operating Activities
Net cash provided by or used in operating activities is driven by net income or loss adjusted for non-cash items and fluctuations in operating assets and liabilities.
Operating cash flows for the first six months of fiscal year 2027 compared to the first six months of fiscal year 2026 were favorably impacted by a 24.4% increase in net sales, and lower interest payments on debt, and were unfavorably impacted by an increase in annual bonus payments.
Investing Activities

Net cash provided by or used in investing activities is primarily driven by acquisitions, net of any cash received, capital expenditures, purchases and sales of investments, purchases of intangibles, and proceeds from or premiums paid for corporate-owned life insurance.
In the first six months of fiscal year 2027, we completed immaterial acquisitions for cash consideration of $36.3 million, net of cash acquired. No similar acquisitions were made in the first six months of fiscal year 2026.
Capital expenditures were $15.7 million for the first six months of fiscal year 2027 compared to $4.5 million for the first six months of fiscal year 2026.
Purchases of intangibles were $6.0 million for the first six months of fiscal year 2027, compared to $2.8 million for the first six months of fiscal year 2026, which included capitalized development costs and software licenses.
In the first six months of fiscal year 2026, we paid $3.4 million in premiums into our corporate-owned life insurance policy in order to provide substantive coverage for our deferred compensation liability. No such payments were made in the first six months of fiscal year 2027.
Financing Activities
Net cash provided by or used in financing activities is primarily attributable to proceeds from and payments of the 2019 Revolving Credit Facility, payments on our Term Loans, and payments related to employee share-based compensation payroll taxes.
In the first six months of fiscal year 2027, we collected proceeds of $50.0 million from and made payments of $50.0 million on the 2019 Revolving Credit Facility, as discussed above. No such proceeds were collected and no such payments were made in the first six months of fiscal year 2026.
In the first six months of fiscal year 2026, we made prepayments of $35.0 million on our Term Loans. No such prepayments were made in the first six months of fiscal year 2027 as the Term Loan balance was fully repaid in fiscal year 2026.
In the first six months of fiscal year 2027, we paid $37.2 million for employee share-based compensation payroll taxes and received $1.1 million in proceeds from the exercise of stock options. In the first six months of fiscal year 2026, we paid $12.2 million for employee share-based compensation payroll taxes.
Critical Accounting Estimates
Our critical accounting policies and estimates are disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 25, 2026. There have been no significant changes to our policies during the three and six months ended July 26, 2026.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 1, Organization and Basis of Presentation, to our interim unaudited condensed consolidated financial statements.

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
Foreign Currency Risk
Our foreign operations expose us to the risk of fluctuations in foreign currency exchange rates against our functional currencies and we may economically hedge this risk with foreign currency contracts (such as currency forward contracts). Gains or losses on these balances are generally offset by corresponding losses or gains on the related hedging instruments. As of July 26, 2026, our largest foreign currency exposures were from the Australian Dollar, Canadian Dollar, Euro, Great British Pound, Swiss Franc and Mexican Peso.
We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign exchange rates of 10% for all currencies could be experienced in the near-term. These reasonably possible adverse changes were applied to our total monetary assets and liabilities denominated in currencies other than our functional currency as of the end of our second quarter of fiscal year 2027. The adverse impact these changes would have had (after taking into account balance sheet hedges only) on our income before taxes was not material for the quarter ended July 26, 2026.
Interest rate and credit risk
While we had no revolving loans outstanding under the 2026 Revolving Credit Facility as of July 26, 2026, future borrowing under our 2026 Credit Agreement is subject to variable interest rates.
Interest rates also affect our return on excess cash and investments. As of July 26, 2026, we had $204.1 million of cash and cash equivalents. A majority of our cash and cash equivalents generate interest income based on prevailing interest rates. Interest income, net of reserves, generated by our investments and cash and cash equivalents was not material in the second quarter of fiscal year 2027. A significant change in interest rates would impact the amount of interest income generated from our cash and investments. It would also impact the market value of our investments.
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
ITEM 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of July 26, 2026.
Changes in Internal Controls
As of July 26, 2026, there were no changes to our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Apart from the below, the risk factors associated with our business have not materially changed as compared to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 25, 2026.
The pending divestiture of our cellular module business creates significant risks and uncertainties that could adversely affect our business, financial condition, and results of operations.
On August 13, 2026, we entered into a definitive agreement to sell our cellular module business to Compal. The cellular module business represents a substantial portion of our IoT Systems and Connectivity segment. The transaction is expected to close during the fourth quarter of our fiscal year 2027, but completion may be delayed beyond that period. The announcement and pendency of the divestiture may create uncertainty among employees, customers, suppliers and other business partners regarding the future of the cellular module business and our remaining operations. Key employees may seek alternative employment as a result, which could disrupt customer relationships and product development programs and cause us to incur additional retention costs.
Customers of our cellular module business may defer new design wins, accelerate qualification of alternative suppliers, shift business to competitors to reduce supply chain risk or cancel existing projects or programs that incorporate our products, which could reduce revenue and profitability prior to the closing. Suppliers and other business partners may similarly seek to modify or terminate their relationships with the cellular module business or with us as a result of the announcement or pendency of the divestiture.
Our senior management team and board of directors must devote substantial time and attention to the divestiture process, which could detract from our core semiconductor businesses and other strategic initiatives. In addition, the definitive agreement may restrict our ability to take certain actions with respect to the cellular module business pending completion of the divestiture without Compal’s consent, which could prevent us from pursuing business opportunities or responding effectively to competitive pressures and industry developments.
We may be unable to complete the divestiture, or may face delays in completing it, as a result of a failure to obtain required regulatory approvals or third-party consents in a timely manner or at all, the imposition of conditions on any such approval, a failure to satisfy the closing conditions contemplated by the definitive agreement, or adverse changes in general economic conditions. If the divestiture is not completed, we would have incurred significant transaction-related costs without realizing the anticipated benefits, and the adverse effects described above may nevertheless have occurred. We also may be subject to additional obligations or liabilities under the definitive agreement in connection with a termination of the transaction.
The cellular module business shares systems, facilities, personnel and other resources with our other businesses. Separating those resources and establishing standalone capabilities requires significant planning and investment prior to the closing and may result in additional costs and operational challenges following the closing. We may also be required to provide, or depend on Compal to provide, certain transition services for a period after the closing. Any failure to separate these operations successfully, or difficulties in providing or obtaining transition services, could disrupt our remaining operations. We may also retain certain liabilities associated with the cellular module business or incur liabilities under obligations related to the divestiture, any of which could adversely affect our financial condition. In addition, the consideration we receive may be less than the carrying value of the net assets of the cellular module business, and we may be required to record impairment or other charges in connection with the classification of the business as held for sale or the completion of the divestiture.
If the divestiture of our cellular module business is completed, our remaining operations will be more concentrated in certain semiconductor end markets and applications, potentially increasing the volatility of our operating results. We also may not realize the anticipated strategic, financial or other benefits of the divestiture, or such benefits may take longer to realize than expected. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchase of Equity Securities
None.
ITEM 3.Defaults Upon Senior Securities
None.
ITEM 4.Mine Safety Disclosures
Not applicable.
ITEM 5.Other Information
Insider Trading Arrangements
Securities Trading Arrangements of Directors and Executive Officers
The following table sets forth certain information regarding any "Rule 10b5-1 trading arrangements" (a "trading plan") or "non-Rule 10b5-1 trading arrangements," each as defined in Item 408 of Regulation S-K, adopted or terminated by the Company's directors and executive officers during the fiscal quarter ended July 26, 2026. In addition, the table includes the disclosure of a Rule 10b5-1 Plan adopted by Asaf Silberstein, our EVP and Chief Operating Officer, on April 8, 2026, which was inadvertently omitted from our Quarterly Report on Form 10-Q for the quarter ended April 26, 2026. All of these trading plans were adopted during the Company's quarterly open trading window in accordance with the Company's Stock Trading Guidelines for Semtech Stock for All Directors, Officers and Employees.

		Date of Action	Trading Arrangements
Name and Title	Action		Rule 10b5-1(a)	Non-Rule 10b5-1(b)	Total Shares to be Purchased or Sold (c)	Duration (d)
Asaf Silberstein	Adopt	4/8/2026	X		16,500	July 8, 2026 through April 30, 2027
EVP and Chief Operating Officer
Julie G. Ruehl	Adopt	5/29/2026	X		1,500	September 3, 2026 through June 4, 2027
Director
Mark Lin	Adopt	6/29/2026	X		25,207	December 11, 2026 through September 13, 2027
EVP and Chief Financial Officer
Paula LuPriore	Adopt	7/10/2026	X		2,500	October 10, 2026 through July 10, 2027
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

ITEM 6.Exhibits
Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

Exhibit No.	Description	Location

3.1	Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 26, 2003

3.2	Amended and Restated Bylaws of Semtech Corporation, adopted on June 3, 2025	Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 9, 2025

10.1 *	Semtech Corporation Executive Severance Plan (As Amended and Restated June 2, 2026)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2026

10.2 *	Amended and Restated Semtech Corporation 2017 Long-Term Equity Incentive Plan	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 8, 2026

10.3	Credit Agreement, dated as of July 6, 2026, by and among Semtech Corporation, certain of the Company’s domestic subsidiaries party thereto as subsidiary guarantors, the lenders party thereto, the letter of credit issuers party thereto, and Morgan Stanley Senior Funding,
Inc., as administrative agent and swing line lender
Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2026

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32 is being furnished and shall not be deemed "filed")	Furnished herewith

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended July 26, 2026, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income and Loss, (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flow and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended July 26, 2026, formatted in Inline XBRL (included as Exhibit 101).

*    Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMTECH CORPORATION
Registrant

Date:	August 26, 2026	/s/ Mark Lin
Mark Lin
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)